Form 10KSB
period 1995-12-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-04-15
CIK 723906

 THIS 10-KSB IS BEING FILED IN PAPER PURSUANT TO RULE 202(d) OF REGULATION S-T

                     US Securities and Exchange Commission
                             Washington, DC 20549

                                  FORM 10-KSB
Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from __________________ to ____________________

                        Commission File Number 0-12365
                                               -------
                       MEDICAL DEVICE TECHNOLOGIES, INC.
                       ---------------------------------

                (Name of small business issuer in its charter)
                              Utah                          58-1475517
                ------------------------------          -----------------
                (State or other jurisdiction of             (IRS Employer
                incorporation or organization)          Identification No.)

        9191 Towne Centre Drive, Suite 430, San Diego, California 92122
        ---------------------------------------------------------------
                   (Address of principal executive offices)

     Issuer's telephone number:   (619) 455-7127
                                ------------------

     Securities registered under Section 12(b) of the Exchange Act:

               Title of each class                Name of each exchange on which registered

          Common Stock, $0.15 Par Value                NASDAQ Small-Cap/SM/ Market
          -----------------------------                ----------------     ------

     Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $0.15 Par Value
                         -----------------------------
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No ______
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year  0
                                                        -----

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 1, 1996, was $7,893,936.

As of April 1, 1996, Registrant had outstanding 8,774,339 shares of common stock, and 247,500 shares of Series I convertible preferred stock.

Transitional Small Business Disclosure Format (check one):  Yes _____  No.  X
                                                                           ----

                                    TABLE OF CONTENTS

PART I
Item 1.     Description of Business........................................   3

Item 2.     Description of Property........................................  13

Item 3.     Legal Proceedings..............................................  13

Item 4.     Submission of Matters to a Vote of Security Holders............  14


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......  15

Item 6.     Management's Discussion and Analysis and Plan of Operation.....  16

Item 7.     Financial Statements...........................................  20

Item 8.     Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................  20


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act..............  21

Item 10.    Executive Compensation.........................................  27

Item 11.    Security Ownership of Certain Beneficial Owners and Management   31

Item 12.    Certain Relationships and Related Transactions.................  33


PART IV

Item 13.   Exhibits and Reports on Form 8-K                    33

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate History
- -----------------

     Medical Device Technologies, Inc. (the "Company") was incorporated on February 6, 1980, under the laws of the State of Utah, initially under the name of Gold Probe, Inc. In September of 1981, the Company and the Hailey Oil Company, Inc., a Mississippi corporation, entered into an Agreement and Plan of Reorganization whereby the Company acquired Hailey Oil Company, Inc. and exchanged 9,000,000 shares of its common stock for all the issued and outstanding shares of Hailey Oil Company, Inc. In the transaction, Scott F. Hailey and Loyce Hailey received 7,000,000 shares, and 2,000,000 shares were issued to certain members of the Company's Board of Directors in exchange for their respective working interests in certain oil and gas properties, then owned by the Company. Also, pursuant to the reorganization, the Company changed its name to Hailey Energy Corporation, effected a one (1) for five (5) reverse split of its common stock, and increased its authorized number of shares to 25,000,00. In 1986, the number of authorized shares of the Company was increased to 100,000,000. In November 1990, the Company effected a one (1) for thirty (30) reverse split of its common stock and increased the par value of its common stock to $0.15 per share. In 1992, the Company changed its name from Hailey Energy Corporation to CytoProbe Corporation. The number of authorized shares (100,000,000) remained unchanged. In January 1994, the Company effected a one
(1) for six (6) reverse split of its common stock. The par value of the Company's common stock remained at $0.15 per share and the number of authorized shares remained unchanged. In April of 1995 the Company changed its name to Medical Device Technologies, Inc. to reflect the Company's broadening base of medical products.

The Company
- -----------

     Effective as of January 1, 1994, the Company has been engaged full-time in identifying, developing and bringing to market medical devices which the Company believes are innovative, represent improvements over existing products, or are responsive to a presently unfulfilled need in the marketplace. The Company's strategy consists of: (i) identifying patented technologies in the medical device field that it believes have potential commercial viability but still require refinement and regulatory clearance, (ii) providing the necessary funds to develop and obtain the requisite regulatory clearance of such products in exchange for the acquisition, license or some other right to commercialize such technologies, and (iii) attempting to commercialize or sublicense such technologies by entering into agreements with one or more entities for clinical development, manufacturing and marketing of such products. Through this strategy, the Company believes that it can play a role in bridging the gap between viable patented technologies and their commercialization. Pursuant to this strategy, the Company has identified and acquired three licenses to develop products: the Personal Alarm System (the "PAS"); the Cell Recovery System (the "CRS"); and the Intracranial Pressure Monitoring System (the "ICP"), all of which the Company believes have commercial viability. The primary focus of the Company's activities for the foreseeable future will be the marketing of the PAS and the CRS and completing the regulatory and development process relative to the ICP so that the Company can also bring this product to market.
Nevertheless, the Company also receives opportunities from time-to-time to license other patented technologies in the medical device field. The Company is generally afforded these various opportunities on an unsolicited basis primarily as a result of the Company's CEO, Mr. M. Lee Hulsebus' experience and contacts in the medical device industry. Depending on the specific device and other circumstances, such as the Company's then-current financial and operating situation, the Company may pro-actively attempt, on a limited basis, to identify and license additional patented technologies in the medical device field.

The Company's Products
- ----------------------

     THE PERSONAL ALARM SYSTEM

     The PAS is a device that monitors the integrity of infection control barriers, such as surgical gloves and gowns, worn during medical procedures.
The PAS is designed to provide notification of fluid contact between the health care professional and patient, and thus decrease the probability of transmission of fluid-borne infectious agents, such as Human Immunodeficiency Virus ("HIV") (the virus that causes Acquired Immune Deficiency Syndrome ("AIDS")), Hepatitis B and C viruses, and Staphylococcus ("Staph"). The Company received the Food and Drug Administration's ("FDA") clearance to market its Personal Alarm System in August of 1995, and commenced production and marketing of the product in January 1996. The Company believes that fluid contact between health care professionals and patients occurs not only when barriers, such as latex surgical gloves and gowns are breached by tearing or puncture, but also when such barriers are fluid-saturated. Further, the Company believes that all latex surgical gloves, at some point in time, become fluid-saturated, potentially permitting micro-organisms contained in bodily fluids to pass between the health care professionals and the patients. The Company intends to engage two independent organizations, one of which is a medical school and the other a professional laboratory, to conduct studies and supply empirical data with respect to the fluid-saturation of latex surgical gloves and the subsequent infection that may occur from the resulting exchange of bodily fluids.

     Hospital regulations, as well as good medical practice, require that defective or compromised barriers be replaced as quickly as feasible. The immediate awareness of fluid contact between the health care professional and patient is designed to decrease the probability of transmission of fluid-borne infectious agents. Defective or fluid-saturated gloves represent a potential danger for both the worker and the patient. Regulations promulgated by the US Government's Occupational Safety and Health Agency ("OSHA") require a user of sterile barriers to be aware of the status of his or her protective barriers at all times during a surgical procedure. The user of sterile barriers is required to change any portion of those barriers when they have been compromised. The Company believes that the PAS provides users with a high degree of accuracy and reliability in becoming aware of compromised infection barriers, such as latex surgical gloves.

     Presently, health care professionals rely on visual observations or "feel" to determine whether their protective barriers have been compromised. While this approach may be effective for punctures or tears, it is not reliable when the integrity of protective barriers are breached due to unnoticed defects or fluid-saturation. In the case of surgeons' latex gloves, which are frequently covered with blood and are sweaty inside, visual observation and inspection is difficult and unreliable. Thus, the Company believes that its PAS device will enable health care professionals to immediately recognize with a high degree of accuracy when a protective barrier has been compromised.

     The PAS is designed to be worn similar to a pager, and provides two types of immediate warnings in order to indicate either fluid-saturation or a small hole or tear in a health care worker's glove. The PAS consists of a battery-powered, electronic, pager-like device that is simultaneously tethered to the patient and the health care professional that can sense the flow of extremely small electrical currents when a fluid contact is made between such patient and health care professional. When the PAS senses a current flow characteristic of a tear, major puncture or fluid saturation, the PAS device generates a continuous 5-second vibration. Alternatively, when a current flow characteristic of a small puncture or partial fluid saturation is detected, the PAS device will vibrate in brief intermittent bursts.

     The Company presently intends that the PAS will be sold for $500.00 each to distributors, who in turn may resell or lease the PAS device to end-users.

     Potential Market for PAS Device

     The Company believes that the potential market for the PAS includes all hospitals, physicians' offices, dental offices, emergency rooms, and other medical facilities. Given the limited resources of the Company, its initial strategy will be to focus on those markets where the need for the PAS is greatest. Consequently, the Company will initially introduce the PAS to hospital operating rooms and out-patient surgical centers. Further, the Company believes that it needs to convince the medical community of the unreliability of infection control barriers, such as latex surgical gloves, particularly in the absence of obvious breaches of the gloves' integrity, before it can effect substantial sales of the PAS device. The Company has commissioned two independent organizations, a medical school and a professional laboratory, to conduct studies and supply empirical data with respect to the saturation of latex surgical gloves and the concomitant health risk to patients and health care professionals as a result thereof. In addition, the Company is also seeking the endorsement of, or a mandate from, either the Center for Disease Control in Atlanta, Georgia (the "CDC"), or OSHA, that a device similar to the PAS should be used in connection with all surgical and other medical procedures where the possibility exists for fluid contact between health care professionals and patients. There is no assurance that the Company will be able to convince the medical community of the need for a device like the PAS whether or not the CDC or OSHA endorses or mandates such a device, of which there can be no assurance, and thus, there can be no assurance that a market will develop for the PAS device.

     License Agreement

     The Company obtained the rights to the PAS effective June 1, 1994, pursuant to a license agreement (the "PAS License Agreement") with Robert Lee Thompson, d/b/a Thompson Medical, whereby Mr. Thompson granted to the Company the exclusive worldwide license to manufacture, use, sell, or otherwise dispose of the PAS. To date, the Company has paid Mr. Thompson $75,000 and issued 200,000 shares of the Company's common stock pursuant to the PAS License Agreement. Under the PAS License Agreement, Mr. Thompson is also entitled to receive royalty payments equal to 5% of the net sales proceeds from the PAS, with quarterly minimum royalty payments of $7,813.00 which began on August 1, 1995, and 25% of any payments received by the Company from sublicensing the PAS. The PAS License Agreement is for a term of 10 years and may be extended for an additional 10 years. Other than by breach, the PAS License Agreement cannot be terminated by the Company prior to the expiration of the 10 year term. In May 1995, the Company also entered into an exclusive license agreement with Dietmar
P. Rabussay, PhD, a consultant to the Company, for the Signal Modulation Barrier Monitor (the "SMBM"), which is a component part of the PAS device. Pursuant to this license agreement, the Company is obligated to pay royalties equal to 1% of net sales of all PAS devices. The invention disclosure for the SMBM has been filed with the Patent and Trademark Office and the Company presently intends to file a patent application for the SMBM by April 30, 1996. See "Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act - Consultants."

     THE CELL RECOVERY SYSTEM

     The Company's Cell Recovery System is a cell "brushing" and retrieval system using an automated brush for the collection of specimen cells from an organ's internal surface for diagnostic purposes, primarily (but not limited to) cancer detection. Presently, in order to obtain diagnostically significant tissue cells from an organ's internal surface, an excisional biopsy is necessary, i.e., the patient must check into a hospital for a $5,000-$7,000 procedure that requires general anesthesia and the endoscopic surgical removal of tissue from the patient's internal organ. In contrast, the CRS device is a non-surgical procedure that can be performed on an outpatient basis, without general anesthesia.

     The first application for the CRS device is intended to be to the urology market. Currently, the preliminary test for bladder cancer is to test a patient's urine sample, which has a very high incidence of producing "false negatives." As a consequence, in most instances where there are persistent symptoms, physicians who receive a negative result from a urine sample when testing for bladder cancer will then conduct a visual, in-office examination using a cystoscope, which is a catheter-type instrument. If a visual examination with the cystoscope does not reveal cancer polyps on the bladder wall, as is often the case even when cancer cells have been detected in the urine sample, the physician will then require an excisional biopsy to verify the presence of cancer in the organ tissue. The Company believes that its CRS device provides a reliable alternative to, and complements today's standard biopsy procedure. Although products that utilize a manual, but not automated, brushing technique for obtaining organ cells are currently available, the Company believes that there is no automated device that accomplishes the same tasks the CRS is designed to perform. Manual brushing is awkward and, unlike the CRS, does not include a system by which the cells that are "brushed" off the wall of the internal organ are simultaneously and selectively retrieved. As an alternative to biopsy, the CRS system, which can be used in an outpatient (office) setting, is intended to save time, and gives the physician an option that does not include the increased expense of general anesthesia and an overnight stay in the hospital, thus, representing a reduced cost and risk to the patient. Accordingly, as the CRS automated brushing and retrieval system is significantly less expensive than excisional biopsy, it meets the cost containment requirements of private, managed care and government payers. The Company believes that the CRS procedure is reimbursable, although there can be no such assurance. In addition, the CRS can be used for the follow-up care that bladder cancer patients require. The Company also believes that the CRS will be the first automated brush system able to successfully retrieve cell samples.

     The Company received marketing clearance from the FDA for the CRS device for the urology market on March 20, 1996. The Company presently anticipates marketing the CRS in the fourth quarter of 1996 subsequent to completing clinical trials for the CRS.

     The Company has not presently determined who will manufacture the CRS device or the price of or manner in which the CRS device will be marketed or sold.

     Potential Market for CRS Device

     The Company believes that in order to successfully market the initial CRS device, it will have to establish the device's efficiency in accurately detecting bladder cancer. In order to do so, the Company has contacted four leading urologists, one who has committed to begin clinical studies and three others who have expressed interest and are being considered for expanded clinical trials to establish the improved efficacy of the CRS in detecting bladder cancer in comparison to pathology analysis of voided or manually brushed samples. The Company also presently intends to then begin the testing and FDA clearance process for other applications of the technologies underlying the CRS device. The Company believes that the technologies underlying the CRS device can readily be applied to, and adapted for, other diagnostic procedures with relatively minor modifications. Specifically, the Company believes that the technologies underlying the CRS will be applicable to a large number of diagnostic procedures amenable to endoscopy, such as bronchoscopy (lung examination), laparoscopy (abdominal and pelvic organ examination), and gastro-intestinal endoscopy.

     License Agreement

     The Company entered into an exclusive license agreement, as amended (the "CRS License Agreement"), with Robert Langdon, Nancy Bush and Dr. Max Willscher in August 1992 for the exclusive worldwide rights to develop, manufacture and market the CRS and any other device based upon the underlying patent. The CRS License Agreement is for a term equal to the currently remaining life of the patent relating to the CRS, which is approximately 14 years. Under the CRS License Agreement, the Company is obligated to pay Mr. Langdon, under an agreement to purchase Mr. Langdon's share of the license and royalties thereto, a total of $300,000 in three payments beginning in January 1996 and to be completed in the third quarter of 1996. Furthermore, the Company is obligated to pay to Ms. Bush and the estate of Dr. Willscher a royalty equal to 5% of the average retail sales price on all net sales, plus $100,000 in 20 equal quarterly installments of $5,000 beginning January 1, 1997. The Company can terminate the CRS License Agreement with 90 days written notice, at which time all of the Company's patent rights in the CRS device will cease. Through December 31, 1995, the Company has paid $300,000 and 455,932 shares of common stock pursuant to the original CRS License Agreement.

     THE INTRACRANIAL PRESSURE MONITORING SYSTEM

     The Intracranial Pressure Monitoring System is a device that non-invasively monitors pressure inside the human skull. Increased intracranial pressure generally results from either fluid build-up, or swelling or abnormal tissue growth of the brain, thereby reducing blood flow to the brain and resulting in increased risk of cell death. This cell death results in brain damage, and in severe cases, can cause patient death. Presently, intracranial pressure can only be determined by surgically drilling a hole into the skull and inserting a catheter pressure transducer to measure the pressure. Thereafter, if a high level of intracranial pressure is found to be present, then a similar surgical drilling procedure is often used in an attempt to relieve the pressure. Due to the invasive nature of such a procedure, the current practice of drilling a hole in or removing a section of the skull is considered risky and expensive, and cannot be used for routine monitoring and examinations. The Company believes that the ICP, when developed, can be a valuable diagnostic tool and will greatly assist health care professionals in assessing when surgical drilling is necessary to relieve intracranial pressure.

     The ICP's non-invasive system utilizes a process of imparting a small known force on the surface of the skull and sensing resulting low frequency (0 to approximately 100 Hz) wave signals at different points on the skull surface.
The characteristics of the resulting wave signals are a function of the pressure within the skull and change when the intracranial pressure increases or decreases. The Company presently anticipates that it will commercialize two distinct versions of the ICP device. The first generation ICP device will measure changes in the direction and rate of change in intracranial pressure. The second generation ICP device, which will effectively be an upgrade of the software used in the first generation, will be able to assess ranges of intracranial pressure levels as well. The Company believes significant non-overlapping markets exist for each generation of the device. The ICP system makes use of proprietary wave form analysis software developed by Scientific-Atlanta, Inc., with whom the Company has entered into a teaming agreement as more fully described below.

     Potential Market for the ICP Device

     The Company believes that the potential market for both the first and second generation ICP device is primarily hospitals that perform intracranial procedures. Management believes that the initial users of the first generation ICP will be neurosurgeons in connection with diagnostic procedures. Management believes that the second generation ICP will be used not only by neurosurgeons but also by emergency room personnel for patients who have suffered traumas to the head, as well as by physicians to monitor and record the intracranial pressure of individuals as a standard diagnostic procedure, similar to measuring an individual's blood pressure. Clinical testing with respect to the first generation ICP is currently ongoing and is expected to be finished in the third quarter of 1996. The Company presently intends to submit a 510(k) application to the FDA prior to the end of 1996. Contemporaneously, at the end of 1996, the Company intends to commence clinical trials for the second generation ICP which the Company presently anticipates will be concluded in the third quarter of 1997. The Company believes that there is no product or system presently on the market that is similar to the ICP, and the Company is not presently aware of any ongoing development of a competitive product.

     License Arrangement

     The Company's majority-owned subsidiary, ICP Corporation, has the right to the ICP. The ICP Corporation entered into an agreement in January 1993 with Medys, Inc., a New Hampshire corporation (the "Medys Agreement"), whereby the ICP Corporation obtained the right to acquire the worldwide, exclusive, non-transferable license to develop, manufacture and market the ICP until the year 2009, which is when the patent relating to the ICP expires. Under the terms of the agreement, the ICP Corporation is obligated to pay Medys, Inc. royalties equal to 10% of the net sales proceeds from the ICP with a minimum payment of $90,000 due for the year ended December 31, 1996, and $200,000 for all subsequent years through the life of the patent. With respect to the royalties due for the year ended December 31, 1996, $15,000 was prepaid on December 31, 1995. Further, under the Medys Agreement the Company is responsible for clinical testing of the ICP and obtaining all required FDA and other required regulatory clearances. The Company can terminate the Medys Agreement with 90 days written notice at which time all of the Company's patent rights in the ICP device will cease.

     In addition to the license agreement that the Company entered into with respect to the ICP, the Company also entered into an agreement with respect to the ICP device on November 23, 1992 with Hampton Morgan Holdings, S.A., a Panamanian company ("Hampton Morgan"), which was controlled by a shareholder of the Company (the "Hampton Morgan Agreement"). The Company had previously retained the consulting services of Hampton Morgan in June of 1992 in connection with the CRS device. The Hampton Morgan Agreement provided, among other things, for (i) a payment of 166,667 shares of common stock to Hampton Morgan as a finder of the ICP device; (ii) royalties to Hampton Morgan equal to 8% of gross sales of the ICP; and (iii) the issuance of 2,000,000 shares of common stock to Hampton Morgan upon the Company achieving gross sales of $10,000,000 with respect to the ICP. The Company issued the 166,667 shares in 1992 to Hampton Morgan as finder, but the Company, on the advice of counsel, believes that the balance of the Hampton Morgan Agreement is not enforceable because Hampton Morgan has failed to make certain required payments to the Company under the Hampton Morgan Agreement. Consequently, the Company does not intend to pay the 8% royalty or 2,000,000 shares of common stock to Hampton Morgan.

     Scientific-Atlanta Agreement

     In February 1993, the Company entered into a teaming agreement (the "Teaming Agreement") with Scientific-Atlanta, Inc. ("S-A") to provide equipment, technical expertise and experience directly related to the computer software which provides the signal/data processing and modal analysis techniques, in developing the ICP. Under the Teaming Agreement, the Company has agreed to use S-A exclusively as its supplier for signal/data processing and model analysis techniques, equipment and software, provided S-A prices are as low as those offered by any other third party. The Teaming Agreement is for a term of the earlier of five years or a date of two years following initial product sale, unless sooner terminated.

     In April 1996, The Company was advised by S-A that the joint application submitted in January 1993 for a grant from the National Medical Technology Test Bed ("NMTTB") program was not accepted. The Company does not consider this outcome to materially affect its planned development of the ICP.

Manufacturing
- -------------

     The Company has no manufacturing capabilities and does not intend to establish any such capabilities in the foreseeable future. The Company intends to rely on third party original equipment manufacturers ("OEMs") to produce the Company's medical devices. Any such OEMs will have to comply with FDA and other regulatory requirements for such facilities, including FDA Good Manufacturing Practice ("GMP") regulations. The Company entered into an agreement with a third party manufacturer, effective as of December 15, 1995, for the manufacture of the PAS. Although this manufacturer satisfies the FDA's GMP regulations, in the event that the Company experiences substantial sales of its PAS device, of which there can be no assurance, the Company may have to identify other third party manufacturers in connection with additional manufacturing of the PAS. Further, the Company presently anticipates it will engage other third party manufacturers in connection with the manufacture of the CRS and ICP devices. There can be no assurance that such other manufacturers can be identified on commercially acceptable terms, or at all, or that such other manufacturers, if identified, will be adequate for the Company's long-term needs, or that they can meet all relevant regulatory requirements. Moreover, there can be no assurance that the Company's manufacture of products on a limited scale basis means that the Company can effect the successful transition to commercial, large-scale production.

Sales, Distribution, and Marketing Strategy
- -------------------------------------------

     The Company is exploring a variety of sales and distribution strategies in connection with the anticipated commercialization of its medical devices. The precise strategy that the Company eventually adopts may be a combination of some or all of these strategies. In addition, the Company may also adopt different strategies for different products. The two fundamental strategies currently being explored are:

  . Assembling a network of regional independent distributors who have proven to be successful in effecting the sale of new medical products in the market for the particular medical device.
  . Forming a strategic alliance with a corporate partner with a strong presence in the potential market for the applicable medical device.

     The Company's form of marketing will be influenced by the sales and distribution strategies it eventually pursues. Nevertheless, the Company anticipates that during 1996, its marketing efforts will most likely concentrate on attending trade shows and advertising in trade publications. The Company's marketing strategy may also include, to a lesser extent, direct mailings, textual and audio video sales literature, and general advertising and publicity.

     With respect to the PAS system, which the Company began marketing in January 1996, the Company intends to initially sell this product through independent regional distributors. At some later date, the Company may form a strategic alliance with a corporate partner, who would most likely be a manufacturer or marketer of latex surgical gloves, although the Company does not presently have any current prospects. The Company presently intends to market the PAS during 1996, primarily through trade show appearances and advertisements in trade publications. The Company will coordinate its sales and marketing efforts with respect to the PAS through its vice president of sales and marketing and its two regional sales managers.

  The Company has not yet developed a marketing or sales strategy with respect to the CRS device which received pre-market clearance from the FDA on March 20, 1996.

Competition
- -----------

     The medical device industry is intensely competitive, particularly in terms of price, quality and marketing. Most of the Company's competitors are better established and have substantially greater financial, marketing and other resources than the Company. Further, most of the Company's competitors have been in existence for a substantially longer period of time and may be better established in those markets where the Company intends to sell its devices. Although the Company is not presently aware of any competitor that commercially manufactures and sells any medical devices similar to those the Company presently intends to sell, the Company is aware that several technologies similar to the PAS are being developed and tested by other small companies. Due to the Company's relative lack of experience, financial, marketing and other resources, even though it has received FDA clearances for the PAS and CRS there can be no assurance that the Company will be able to market these devices successfully, nor develop, receive FDA clearance and market the ICP, or compete in the medical device industry in general.

Patents and Intellectual Property Rights
- ----------------------------------------

     The Company has entered into exclusive license agreements with respect to each of the patents underlying the Company's first three products: the Personal Alarm System; the Cell Recovery System; and the Intracranial Pressure Monitoring System. There can be no assurance, however, that such patents will provide the Company with significant protection from competitors. Patent protection relative to medical devices is generally uncertain, and involves complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in connection with the patent protection of medical devices. Accordingly, there can be no assurance that any patents licensed by the Company will afford protection against competitors with similar technologies. Finally, there can be no assurance that the Company will have the financial resources necessary to enforce its patent rights.

     Even though the Company has been licensed patents, under the terms of the Company's license agreements, the Company is responsible for protecting such patents. Challenges may be instituted by third parties as to the validity, enforceability and infringement of the patents. Further, the cost of the litigation to defend any challenge to the Company's licensed patents or to uphold the validity and enforceability and prevent infringement of the Company's licensed patents can be substantial. In the event that others are able to design around the Company's licensed patents, the Company's business could be materially and adversely affected.

     The Company may be required to obtain additional licenses from others to continue to refine, develop, manufacture, and market new products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms or at all or that the rights granted pursuant to any licenses will be valid and enforceable.

     Notwithstanding the Company's exclusive license with respect to the patents underlying the PAS, CRS and ICP, there can be no assurance that others will not independently develop similar technologies, or design around the patents. If others are able to design around the patents, the Company's business will be materially adversely affected. Further, the Company will have very limited, if any, protection of its proprietary rights in those jurisdictions where it has not effected any patent filings or where it fails to obtain patent protection despite filing therefor.

     Even though the patents underlying the Company's three medical devices have been issued by the United States Patent and Trademark Office, challenges may be instituted by third parties as to the validity and enforceability of the patents. The Company is not presently aware of any challenges to the patents. Similarly, the Company may also have to institute legal actions in order to protect infringement of the patents by third parties. The Company is not presently aware of any such infringements. The costs of litigation or settlement in connection with the defense of any third party challenges relative to the validity and enforceability of its patents and/or to prevent any infringement of the patents by third parties, which pursuant to the license agreements with respect to the patents are the Company's responsibility, could be substantial. Moreover, in the event that the Company was unsuccessful in any such litigation, the Company could be materially adversely affected.

     In addition to relying on patent protection for its products, of which there is no assurance, the Company will also attempt to protect its products, processes and proprietary rights by relying on trade secret laws and non-disclosure and confidentiality agreements, as well as exclusive licensing arrangements with persons who have access to its proprietary materials or processes, or who have licensing or research arrangements exclusive to the Company. Despite these protections, no assurance can be given that others will not independently develop or obtain access to such materials or processes, or that the Company's competitive position will not be adversely affected thereby. To the extent members of the Company's Scientific Advisory Board have consulting arrangements with, or are employed by, a competitor of the Company, such members might encounter certain conflicts of interest, and the Company could be materially adversely affected by the disclosure of the Company's confidential information by such scientific advisors.

Government Regulations
- ----------------------

     The Company's medical device products are subject to extensive government regulations in the United States and in other countries. In order to clinically test, produce, and market its devices, the Company must satisfy numerous mandatory procedures, regulations, and safety standards established by the FDA, and comparable state and foreign regulatory agencies. Typically, such standards require that the products be cleared by the government agency as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time-consuming. Other than with respect to the Company's PAS and CRS, no assurance can be given that clearances will be granted for the sale of the Company's ICP or that the length of time for clearance will not be extensive, or that the cost of attempting to obtain any such clearances will not be prohibitive.

     The FDA employs a rigorous system of regulations and requirements governing the clearance processes for medical devices, requiring, among other things, the presentation of substantial evidence, based upon clinical studies, establishing the safety and efficacy of new medical devices. The principal methods by which FDA clearance is obtained are Pre-Market Approval ("PMA"), which is for products that are not comparable to any other product in the market, or filing a pre-market notification under Section 510(k) of the Food, Drug and Cosmetics Act (a "510(k)") which is for products that are similar to products that have already received FDA clearance. Although both methods require clinical testing of the products in question under an approved protocol, because PMA clearance relates to more unique products, the PMA procedure is more complex and time-consuming. Applicants under the 510(k) procedure must prove that the products for which clearance is sought are substantially equivalent to products on the market prior to the Medical Device Amendments of 1976, or products approved thereafter pursuant to the 510(k) or PMA procedure. The review period for a 510(k) application is typically ninety (90) days from the date of filing the application, although there can be no assurance that the review period will not extend beyond such ninety (90) day period.

     Under the PMA procedure, the applicant is required to conduct substantial clinical testing to determine the safety, efficacy and potential hazards of the product. The review period under a PMA application is one hundred eighty (180) days from the date of filing, and the application is not automatically deemed cleared if not rejected during that period. The preparation of the PMA application is significantly more complex, expensive and time-consuming than the 510(k) procedure. Further, the FDA can request additional information, which can prolong the clearance process.

     In order to conduct human clinical studies for any medical procedure proposed for the Company's products, the Company could also be required to obtain an Investigational Device Exemption ("IDE") from the FDA, which would further increase the time before potential FDA clearance. In order to obtain an IDE, the Company would be required to submit an application for the FDA, including a complete description of the product, and detailed medical protocols that would be used to evaluate the product. In the event an application were found to be in order, an IDE would ordinarily be granted promptly thereafter.

     The Company may be required to use the PMA process for the ICP, in order to be granted final FDA clearance. The clearance process can take from a minimum of six (6) months to several or more years, and there can be no assurance that FDA clearance will be granted for the commercial sale or for routine clinical use of the ICP.

     The FDA also imposes various requirements on manufacturers and sellers of medical devices under its jurisdiction, such as labeling, manufacturing practices, record keeping, and reporting requirements. The FDA may also require post-market testing and surveillance programs to monitor a product's effect. There can be no assurance that the appropriate clearance from the FDA will be obtained, that the process to obtain such clearance will not be excessively expensive or lengthy, or that the Company will have sufficient funds to pursue such clearances. Moreover, failure to receive requisite clearance for the Company's products or processes would prevent the Company from commercializing its products as intended, and would have a materially adverse effect on the business of the Company.

     Even after regulatory clearance is obtained, any such clearance may include significant limitations on indicated uses. Further, regulatory clearances are subject to continued review, and later discovery of previously unknown problems may result in restrictions with respect to a particular product or manufacturer, including withdrawal of the product from the market, or sanctions or fines being imposed on the Company.

     Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its medical devices outside of the United States.

     Research and Development

     The Company's expenditures for research and development were $943,510 in 1995 and $778,468 in 1994. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

     Number of Employees

     As of March 22, 1996, the Company had 10 full-time employees, five of whom were employed in executive and management capacities, three in sales and marketing, and two in general and administrative.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company leases its executive offices, which occupy approximately 2,000 square feet, at 9191 Towne Centre Drive, Suite 430, San Diego, CA 92122. The Company's rent is approximately $3,000 per month through June, 1997. The Company is also responsible for its pro-rata share of increased operating expenses starting in 1996 predicated upon a 1995 base year.

ITEM 3.   LEGAL PROCEEDINGS

     Subsequent to the Company terminating its investment banking relationships with Chandler Church & Company ("Chandler Church") and the Noir Intertrade Corporation ("Noir") in early 1994, these entities demanded payment from the Company of approximately $330,000 for services and/or funds they alleged to have advanced. Over the previous two years, the Company had issued a substantial amount of its stock, approximately 2,070,000 shares, to Chandler Church and its affiliates for services claimed to have been rendered to the Company. The Company's management is now informed, and now believes, that these entities are under common control or otherwise affiliated with an individual who, in 1994, was a substantial shareholder of the Company. The Company refused to pay the dollar amounts demanded by these entities. These entities subsequently assigned their claims to Uptown Trust, which in July 1994, filed a Complaint regarding such claims in the Superior Court of San Diego County, California, seeking recovery of these amounts plus interest from the Company. Upon the Company's motion, this Complaint was dismissed. Subsequently, Chandler Church filed a Complaint in the Superior Court of San Diego County, California, seeking approximately $290,000 from the Company based on the claims previously asserted by Uptown Trust. The Company has filed an Answer to this Complaint in which it denies these claims, and has filed a Cross-Complaint against Chandler Church seeking damages in excess of the amounts claimed by Chandler Church. The Company believes that it has meritorious defenses to such claims.

       There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The common stock is quoted on the NASDAQ Small-Cap Market under the symbol "MEDD". There currently is no public market for the Company's Series I Preferred Stock. (See "Item 6. Management's Discussion and Analysis and Plan of Operation - Liquidity and Capital Resources.") The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the NASDAQ Small-Cap Market.

                                                        Bid Price
                                                        ---------
                                               High                  Low
                                               -------------------------
1994
- ----

     First Quarter                             $2.71               $1.17
     Second Quarter                            $2.08               $1.23
     Third Quarter                             $1.94               $1.22
     Fourth Quarter                            $1.19                $.86

1995
- ----

     First Quarter                              $.93               $ .65
     Second Quarter                            $1.02               $ .44
     Third Quarter                             $1.50               $ .94
     Fourth Quarter                             $.92               $ .67

1996
- ----

     First Quarter                              $.88               $ .50

     Second Quarter (through April 1, 1996)    $1.00               $ .75

     On April 1, 1996, the closing bid and asked prices of the Company's common stock, as reported by the NASDAQ Small-Cap Market, were $.88 and $1.00 per share, respectively.

     On April 1, 1996, there were 1,090 holders of record of common stock and 45 holders of record of Series I Preferred Stock.

     The Company has not paid any dividends since its inception and does not intend to pay dividends in the foreseeable future with respect to the common stock. The Company is not required to pay any dividends on the Series I Preferred Stock and does not intend to pay dividends in the foreseeable future with respect to the Series I Preferred Stock. It is presently anticipated that any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and the Notes thereto appearing in Item 7 in this Form 10-KSB.

General
- -------

     From its incorporation in 1980 until June of 1992, the Company was engaged exclusively in oil and gas activities. In June 1992 the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. Accordingly, the results of the Company's operations prior to 1994 are not necessarily comparable. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company.

     The Company believes that its research and development costs will continue to be its largest single operating expense in 1996 as the Company completes the development of the CRS and ICP. As development of these devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can also be expected to grow accordingly.

     The Company, which is still in the development stage with respect to its current medical device operations, has not been profitable for the last 10 years and expects to incur additional operating losses for the foreseeable future.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto referred to in Item 7.

Results of Operations
- ---------------------

     Year ended December 31, 1995 compared to year ended December 31, 1994.

Revenues
- --------

     There were no operating revenues in 1995 or 1994.

Operating Expenses
- ------------------

     Research and Development

     Research and development costs in 1995 were $943,510 as compared to $778,468 in 1994, representing an increase of 21.2%. This increase was due to a full year of research and development activities in 1995 as opposed to approximately nine months of such activities in 1994. Increased research and development costs were primarily related to engineering costs associated with further development of the PAS, design and development and FDA submission costs related to the CRS, and further design changes to the ICP.

     General and Administrative

     General and administrative costs were $1,971,781 in 1995 as compared to $1,717,132 in 1994, representing an increase of 14.8% This increase was the result of the hiring in 1995 of a vice president of marketing and two regional sales managers, increased advertising and promotional expenses to introduce the PAS device, and higher office expenses and rental costs. The Company's office expenses and rental costs were $116,700 in 1995 as compared to $78,200 in 1994.

     Losses

     The Company's net loss for 1995 was $2,918,216 as compared to $2,888,533 in 1994 representing an increased loss of 1.0%. This increased loss was primarily attributable to an increase in research and development and general and administrative costs which exceeded the loss incurred by the Company in discontinuing its oil and gas operations in 1994. Loss per share was $.43 in 1995 as compared to $.95 in 1994, representing a decrease of 54.7%. This decrease was primarily attributable to the increase in the average number of shares outstanding in 1995 as compared to 1994.

Liquidity and Capital Resources
- -------------------------------

     To date, the Company has funded its capital requirements for its current medical device operations from the sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at December 31, 1995 was $306,851 as compared to $483,611 at December 31, 1994, representing a decrease of 36.5%. In 1995, $1,435,445 of net cash was used for operating activities plus $104,270 was invested in patents, and property and equipment. These amounts were not fully offset by the $1,362,955 received by the Company in 1995 from financing activities. Net cash used in operating activities in 1995 consisted principally of a net loss of $2,918,216, plus an increase in other net assets (excluding cash) of $273,984, the reversal of a reserve for litigation in the amount of $286,996 which were offset by $1,563,130 in common stock paid for services in lieu of cash, plus depreciation, amortization and non-cash compensation accrual of $480,621. Financing activities in 1995 resulted in $1,182,500 of net proceeds, from notes payable plus the receipt of $231,959 in net proceeds from the issuance of common stock. The Company also repaid $51,504 in principal with respect to outstanding notes and leases in 1995. The Company's increase in current assets in 1995 of $58,915 or 12.2% was offset by an increase in current liabilities of $366,461 or 61.8% from December 31, 1994 to December 31, 1995. These changes in current assets and current liabilities resulted in an increase in the Company's negative working capital position to $417,120 at December 31, 1995 from $109,574 at December 31, 1994. Management expects to increase working capital to meet the growing requirements of the Company as it brings its products to market. The Company plans to fund its working capital needs from the proceeds of the anticipated public offering of convertible preferred stock in the second quarter of 1996 and certain minimum sales of the PAS during the year.

     As discussed in Note 1 to the Financial Statements, the Company's recurring losses from operations, negative working capital and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern.

     While the Company had no inventory at December 31, 1994, inventory consisting of parts and materials was $147,593 at December 31, 1995, in anticipation of the first quarter market launch of the PAS.

     In the second quarter of 1995, the Company completed a private placement (the "1995 Private Placement") of its securities and received net proceeds of $974,769 in connection with the sale of 20.75 units at a purchase price of $50,000 per unit. Each unit consisted of 71,429 shares of common stock and 25,000 3-year warrants to purchase 25,000 shares of common stock. The warrants are exercisable for $1.00 per share of common stock. The Company also issued to the broker-dealer which assisted the Company in effecting the 1995 Private Placement 56,250 two-year warrants to purchase 56,250 shares of common stock at an exercise price of $1.00 per share.

     In June and July 1995, the Company issued an aggregate of $275,000 of short-term convertible debt which, if not converted into common stock, was to mature in six months and bore interest at the rate of 48% per annum (the "Convertible Debt") payable on maturity. As of December 27, 1995, all of the Convertible Debt had converted into common stock at the rate of 2.5 shares of common stock for each $1.00 of indebtedness, or an aggregate of 687,500 shares of common stock (the "Debt Shares"). In connection with the issuance of the Convertible Debt, the Company also issued an aggregate of 137,500 warrants exercisable for 137,500 shares of common stock at $.60 per share. The warrants expire 10 days after the effective date of an S-3 Registration Statement to be filed shortly.

     On January 24, 1996, the Company completed a private placement (the "Private Placement") pursuant to which it sold 33 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (i) a secured, one year, 10%, $50,000 promissory note (the "Note"), and (ii) 7,500 shares of the Company's Series I convertible preferred stock, par value $.01 per share (the "Series I Preferred Stock") and received net proceeds of $1,470,000. The Series I Preferred Stock does not pay any dividends and is anticipated to be automatically convertible into the convertible preferred stock which is anticipated to be offered to the public in the second quarter of 1996. The original issue discount incurred by the Company is a one-time change related to the Private Placement.

     The Company is currently filing an S-3 Registration Statement which relates to, among other securities, all of the shares of common stock, and the shares of common stock underlying the warrants issued in the 1995 Private Placement and the Convertible Debt.

     The Company anticipates that its current resources, together with the net proceeds of its anticipated public offering will be sufficient in addition to certain minimum PAS sales, to finance the Company's currently anticipated needs for operating and capital expenditures during 1996.

Net Operating Loss Carryforwards
- --------------------------------

     At December 31, 1995, the Company had approximately $12,540,147 of federal operating loss carryovers and $4,047,257 of state operating loss carryovers to offset future taxable income; these carryovers will expire in various years through 2010. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of ownership change. The dollar amount of these limitations is indeterminable at this time.

New Accounting Pronouncements
- -----------------------------

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after

December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) recently issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and result of operations is currently unknown. The Company does not expect adoption of the SFAS No. 123 to have a material effect on its financial position or results of operations.

PLAN OF OPERATION

Emergence from a Development Stage Company
- ------------------------------------------

          The Company anticipates emerging in 1996 from a development stage to an operating company upon achieving revenues from its first medical device product, the PAS, which the Company began marketing in January 1996.

The Company's Capital Requirements
- ----------------------------------

          The Company's greatest cash requirements during 1996 will be for funding the introduction and working capital associated with the market introduction of the PAS and CRS, continued development, FDA filings and clinical testing of the ICP, and general and administrative expenses. The funding for costs and build-up of working capital associated with the market introduction of the PAS are expected to be partially supplemented by certain minimum anticipated sales in 1996.

          In order to satisfy the Company's capital needs for the next 12 months, the successful completion in the second quarter of the anticipated public offering of approximately $6.5 million convertible preferred stockand the Company achieving certain minimum sales in 1996 of the recently-introduced PAS, are essential. The public offering is subject to timely approvals required from the SEC and favorable market conditions, none of which can be assured.

          If the anticipated public offering of convertible preferred stock is not completed, the Company will be required to seek alternative financing sources which cannot be assured. Consequently, the Company might have to substantially curtail product development and market introduction plans due to lack of funds.


          Subsequent to the next 12 months, the Company currently plans to finance its long-term operations and capital requirements with the profits and funds generated from the sales of its products as well as through new private financings and public offerings of debt and equity securities.

          The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to identify, develop and profitably market additional products as well as to obtain the financing necessary to fund this anticipated growth.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are attached hereto, commencing on page F-1.

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

Report of Independent Certified Public Accountants                     F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994           F-4

Consolidated Statements of Operations for the
Years Ended December 31, 1995 and 1994                                 F-6

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 1995 and 1994                                 F-7

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1995 and 1994                                 F-9

Summary of Accounting Policies                                         F-11

Notes to Consolidated Financial Statements                             F-14


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 29, 1996, Medical Device Technologies, Inc. and Robert Early & Company, P.C., the Company's certified public accountant ("Robert Early"), by mutual agreement discontinued the services of Robert Early as independent public accountant for the Company. The Company has replaced its former accountant with BDO Seidman, LLP, effective as of that date. Robert Early's report on the financial statements of the Company for the year ended December 31, 1994 contained no adverse opinion nor disclaimers of opinion, but was qualified as to going concern. The decision to change accountants was approved by the Company's Board of Directors. Further, during the Company's most recent fiscal year, and any subsequent period preceding such disengagement, there were no disagreements with Robert Early on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Robert Early, would have caused Robert Early to make reference to the subject matter of such disagreements in connection with its report.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers
- --------------------------------

     The names and ages of the directors and executive officers of the Company are set forth below.

     Name                                          Age                                   Position Held
     ----                                          ---                                   -------------

     M. Lee Hulsebus                                57                       Chairman of the Board, Chief Executive
                                                                             Officer and President

     Don Arnwine                                    63                       Director

     Dr. Arthur Bradley                             62                       Director

     Thomas E. Glasgow                              42                       Director

     Stephen W. Kenney                              45                       Vice President of Sales and Marketing

     Edward C. Hall                                 55                       Chief Financial Officer and Secretary

     Richard E. Sloan                               47                       Vice President of New Business
                                                                             Development

     There are presently six (6) seats available on the Board, although to date, management has not yet identified the individuals to fill the current vacancies.

     The Company has a staggered Board of Directors which is divided into three classes. Mr. Arnwine (and any individuals appointed to the currently vacant Board seat) has been elected to hold office until the annual meeting of stockholders to be held in 1996. Dr. Bradley and Mr. Glasgow have been elected to hold office until the annual meeting of stockholders to be held in 1996. Mr. Hulsebus has been elected to hold office until the annual meeting of stockholders to be held in 1996. The successors of each of the current Directors are duly elected and qualified until the earlier resignation, removal from office or death. As a consequence, only one class of Directors will be elected at each annual meeting of stockholders.

Background of Executive Officers and Directors
- ----------------------------------------------

     M. LEE HULSEBUS has been chairman of the Board, chief executive officer and president of the Company since August 1994 and has been in the health care field for 30 years. From January 1992 until he joined the Company in August 1994, he was the president and owner of his own health care consulting firm, Hulsebus & Associates, Inc. In July 1993, Mr. Hulsebus filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code. The filing was made principally as a result of obligations arising out of personal guarantees made by Mr. Hulsebus on behalf of a business operated by a member of his immediate family. Mr. Hulsebus was granted a discharge by order of the United States Bankruptcy Court for the District of Georgia in December 1993. From August 1993 to November 1993 Mr. Hulsebus also served as chief executive officer of InCoMed Corporation, then a small California based medical products company. From January 1990 to January 1992, Mr. Hulsebus also served as president and chief operating officer of Sports Support, Inc., a sports medicine company.
From 1988 until 1990, he served as medical group president for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry.

     DON ARNWINE has served as a director of the Company since March 1995.
Since 1988, Mr. Arnwine has been president of Arnwine Associates of Irving, Texas, a company that provides advisory services to the health care industry. Mr. Arnwine served as chairman and chief executive officer from 1985 until 1988 of Voluntary Hospitals of America (VHA), a company he joined in 1982. Prior to joining VHA, Mr. Arnwine served as president and chief executive officer of Charleston Area Medical Center, a 1,000-bed regional facility care center in the State of West Virginia. Mr. Arnwine holds a BA degree in business administration from Oklahoma Central State University and a Masters degree in hospital management from Northwestern University.

     DR. ARTHUR BRADLEY has been a director of the Company since 1986. Dr. Bradley has been a practicing dentist in Hattiesburg, Mississippi since 1961.
He has been involved for his own account in real estate investments for twenty years and has been active in oil and gas investments for fifteen years. Dr. Bradley graduated from the University of Mississippi at Hattiesburg and obtained his degree in dentistry from Loyola University Dental School.

     THOMAS E. GLASGOW has been a director of the Company since November 1994. From April 1992 to the present, Mr. Glasgow has been president and co-owner of Integrated Trade System ("ITS"), a Chicago, Illinois company. ITS is a logistics management company specializing in the development and marketing of import and export document generation systems. He and another individual purchased ITS from its parent company in 1992. From March 1994 to the present, Mr. Glasgow has been the president and owner of Automation Information Management, a software applications company. From 1989 through 1991, he was a partner with Wharton Resource Group and a consultant with ITS. Wharton Resource Group is a strategic management company specializing in the development of early stage companies. Prior to these activities, he was a director with Federal Express Corporation for 11 years in various senior management capacities.

     STEPHEN W. KENNEY has been the Company's vice president of sales and marketing since January 1995, and has 21 years of health care industry experience. Prior to joining the Company, Mr. Kenney served as chief operating officer of Cardio Vista, a private medical products company headquartered in Southern California. Prior to joining Cardio Vista in 1993, he served as chairman and chief executive officer of AMBIS, Inc., a private research instrumentation company based in San Diego, California (a company he originally joined in 1989). From 1987 to 1989, Mr. Kenney served as vice president, sales and marketing, of Digivision, Inc., also headquartered in San Diego. Prior to that, Mr. Kenney held various management positions with IVAC Corporation in San Diego) (five years) and American Hospital Supply (six years).

     EDWARD C. HALL has been chief financial officer of the Company since March 15, 1996. Mr. Hall has also been a financial consultant to the Company since March 1995. From 1994 through the present, Mr. Hall was a consultant to high technology companies in the San Diego area where he provided strategic, financing, planning, analytical, administrative and system design support. Since 1991, he has acted as an interim CFO and has provided financial and turnaround consulting services to a wide variety of high technology and other companies in California and the Southwest. His experience includes positions and assignments for medical, pharmaceutical, broadband and wireless communications, specialty and mail order retailing, and aerospace manufacturing firms.

     RICHARD E. SLOAN has been vice president of new business development since March 15, 1996. Mr. Sloan was a consultant to the Company from August 16, 1995 to March 14, 1996. From March 1995 to July 1995, Mr. Sloan served as chief executive officer of WorldWide Products, Inc., a private Los Angeles based development and marketing firm that distributes pharmaceutical products to plastic surgeons and dermatologists. Prior thereto, from 1992 to March 1995, he served as corporate marketing director and general manager for Industrial Products of UniFET, Incorporated, a private company based in San Diego, California, involved in the development of sensor-based medical products. From December 1989 through March 1992, Mr. Sloan managed his own mergers and acquisition business with First Pacific Group, located in Carlsbad, California, which provided investment and financial services to privately-held companies primarily in Southern California.

Directors' Committees
- ---------------------

   The Company's Board of Directors has appointed a nominating committee comprised of Messrs. Hulsebus and Glasgow. The committee selects the persons standing for election to the Company's Board of Directors at the annual meeting. Messrs. Arnwine, Glasgow and Hulsebus serve as the members of the Company's Compensation Committees. Additionally, Messrs. Arnwine, Glasgow and Hall serve as members of the Audit Committee. The Board of Directors has no current plans to appoint additional committees.

Directors' Compensation
- -----------------------

   The Company compensates each of its outside directors with shares of common stock at the rate of 15,000 shares per annum, payable quarterly, all of which shares are registered from time-to-time by the Company under its stock compensation plans. See "Item 10. Executive Compensation - Management Employment Agreements - Option Plans." The Company also reimburses all directors for their travel expenses to attend directors' meetings.

Scientific Advisory Board and Consultants
- -----------------------------------------

     Scientific Advisory Board

     The Company, in addition to its Board of Directors, has a Scientific Advisory Board ("Advisory Board") which provides technical oversight, expertise and guidance to the Company. The Advisory Board does not meet as a group but rather, its members are consulted from time-to-time by the Company as and when the Company requires the particular expertise or guidance of an individual Advisory Board member in connection with a particular issue. Each member of the Advisory Board receives 12,000 shares of common stock per annum, payable semi-annually. The members of the Advisory Board are:

     HOWARD G. GRATZNER, PHD, currently serves as president and scientific director for Oncyte, Inc. in Houston, Texas. Dr. Gratzner holds an undergraduate degree in microbiology and a PhD in genetics from Florida State University, and was a research fellow in genetics at the California Institute of Technology. Dr. Gratzner has held several professorships and received grants from various organizations, including the National Institutes of Health, National Aeronautics and Space Administration, and the National Foundation - March of Dimes. Dr. Gratzner has written numerous articles in various medical publications in cytopathology and genetics.

     BRYANT H. HUDSON, III, MD, is a urologist in private practice in Montgomery, Alabama, and also serves as the state surgeon for the Alabama Army National Guard. Dr. Hudson holds degrees from the University of Alabama and the Medical College of Alabama, and has extensive military and civilian experience in both adult and pediatric urology at several hospitals, including Baptist Medical Center of Montgomery.

     RUTH L. KATZ, MD, is Board certified in anatomic pathology, clinical pathology, and cytopathology, and currently serves as professor of pathology, co-chief of cytopathology, and director, Image Cytometric Diagnostic Laboratory
at the University of Texas MD Anderson Hospital.   Dr. Katz holds undergraduate
and medical degrees from the University of Witwatesrand in Johannesburg, South Africa, and is licensed in Texas and in California. Dr. Katz has published over ninety articles in medical journals, and written chapters in several pathology textbooks. Dr. Katz is acknowledged as an expert in cytopathology.

     LESTER A. KLEIN, MD, is a Board certified urologist, and currently serves as urologist at Green Hospital, Scripps Clinic and Research Institute, La Jolla, CA. Dr. Klein holds medical degrees from the University of California in San Francisco, Berkeley and Los Angeles. From 1971 to 1977 he was appointed to the Harvard Medical School as assistant professor of surgery, and from 1977 to 1988 as associate professor of surgery. During this same period, he served as surgeon and head, Division of Urology, Beth Israel Hospital, Boston. He serves on numerous committees and has held a variety of teaching positions. Dr. Klein has published fifty-seven articles in medical publications, and has presented over thirty abstracts before various scientific meetings around the world.

     WILLIAM E. MAYER, MD, retired as director of the Department of Mental Health for the State of California in July 1992. From January 1990 to 1991 he was director of the International Forum for AIDS Research at the National Academy of Sciences. Dr. Mayer served from 1983 to 1990 as Assistant US Secretary of Defense for Health Affairs, directing a $13 billion annual military health care system. He also served as chairman of the Board of Governors of the Armed Forces Institute of Pathology, and as a trustee on the Board of the Uniformed Services University of Health Sciences. In 1981 President Reagan appointed Dr. Mayer assistant surgeon general, and administrator of the Federal Alcohol, Drug Abuse and Mental Health Administration. Dr. Mayer initiated the world's largest program of hospital data automation, and established the military's model program of drug abuse testing. He holds undergraduate degrees, as well as his medical degree from Northwestern University, and has specialty training in neurology, psychiatry and neuropathology.

     LAWRANCE C. POLLAK, MD, is a Board certified orthopedic surgeon specializing in total joint replacement. He graduated from The Johns Hopkins University with a BA and Indiana University School of Medicine with an MD. After a general surgery internship and residency at Dartmouth-Hitchcock Medical Center in Hanover, New Hampshire, he completed an orthopedic residency in Albany, New York. He received fellowship training in arthritis surgery at the Robert Breck Brigham

Hospital in Boston, Massachusetts, and at the National Institutes of Health in Bethesda, Maryland. Dr. Pollak joined Sharp Rees-Stealy Medical Group in 1981 and has held numerous leadership positions with this 270 physician group, including medical director, and with Sharp Healthcare as community care liaison, working on a variety of projects related to managed care and physician/medical group integration. In addition, Dr. Pollak frequently works with APM, a national health care consulting firm.

     RICHARD S. SAUNDERS, MD, has been professor and chairman of neurological surgery at the Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire, since 1981. Board certified in 1972, he received his BS and MD from Tufts University and is the director of the Dartmouth neurosurgical residency program. He has authored one book, several book chapters and many journal articles. For the past seven years, Dr. Saunders has received the "Physician's Recognition Award" from the American Medical Association. Dr. Saunders has been overseeing all aspects of the ICP's pre-clinical and clinical trials.

     Consultants

     In an effort to control costs, in lieu of employing full-time engineers, the Company uses consultants on a regular basis to fulfill its engineering needs in connection with the development of its products. During 1995, the Company paid all of its consultants, in the aggregate, an average of approximately $35,000, per month. Subsequent to the completion of the proposed secondary offering, the Company intends to retain full-time engineers and substantially reduce its reliance on consultants. The consultants currently used by the Company are as follows:

     DEITMAR P. RABUSSAY, PHD, serves in the capacity of technical consultant to the Company. He has extensive experience with the development of products in the biomedical field and has assisted emerging growth companies in the design and development of their technologies. He has many publications and patents to his credit and continues with research in the development of new products. Dr. Rabussay received his doctorate from the University of Munich; his thesis was completed at Max Planck Institute of Biochemistry. He has served as president and CEO of InCoMed Corporation in 1992 and 1993, and prior to that, for 10 years as a vice president of Bethesda Research Laboratories, Inc., and Life Technologies, Inc., respectively. Dr. Rabussay has taught at Florida State University and the University of Maryland, and has served as a member of a study section for the National Institute of Health. Dr. Rabussay is the owner of the patent under the license agreement with respect to the signal modulation barrier monitor, a component of the PAS, for which the Company pays a 1% royalty. See "Item 1. Description of Business - The Company's Products - Personal Alarm System - License Agreement."

     CHRIS CATSIMANES is currently involved in developing the CRS for the Company. His past experience includes design, development, and management in a variety of engineering fields, including design of control systems, energy management systems, automated monitoring and diagnostic systems, bindery automation systems, and electronic warfare systems. Mr. Catsimanes received his BSEE degree from the University of Wyoming and his ME degree from the University of Florida.

     ICRC, INC. (formerly known as CRCI, Inc.) is a team of professionals with management and technical experience which provides consulting services to the health care industry. ICRC provides an array of services to the Company, the most critical being the validation of technology and preparation and documentation of the material required to gain necessary regulatory clearances. ICRC's professionals have substantial industry experience and work frequently with the FDA. They are familiar with all the requirements ranging from document preparation for the submission of PMA's to the development of application manuals required for product applications/submissions.

     Based solely on its review of copies of Forms 3, 4, and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to officers, directors, and 10% shareholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation
- ----------------------

       The following table sets forth the cash compensation paid by the Company to executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1993, 1994 and 1995.


                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                                    Annual Compensation
                                         ------------------------------------------------------------------------------

         Name and                         Year                Salary              Bonus             Other Annual
         --------                         ----                ------              -----             ------------
      Principal Position                                                                            Compensation
      ------------------                                                                            ------------
M. Lee Hulsebus, Chairman of              1995                $162,000            $- 0 -                $- 0 -
the Board, Chief Executive                1994                $ 54,000            $- 0 -                $- 0 -
Officer and President                     1993                $  - 0 -            $- 0 -                $- 0 -

B. Roland Freasier, Jr./ (2)/             1995                $120,000            $- 0 -                $- 0 -
                                          1994                $120,000            $- 0 -                $- 0 -
                                          1993                $ 75,000            $- 0 -                $- 0 -

Stephen W. Kenney, Vice                   1995                $110,000            $- 0 -                $- 0 -
President of Sales and                    1994                $  - 0 -            $- 0 -                $- 0 -
Marketing


                                                           Long-Term Compensation
                                                           ----------------------
                                                       Awards                            Payouts
                                        ------------------------------------        ----------------

         Name and                Year          Restricted           Options/          LTIP Payouts            All Other
         --------                ----          ----------           --------          ------------            ---------
      Principal Position                     Stock Awards           SARs /(1)/                              Compensation
      ------------------                     ------------           ----------                              ------------
M. Lee Hulsebus, Chairman of     1995         $71,094               300,000              $- 0 -               $- 0 -
the Board, Chief Executive       1994         $43,489               200,000              $- 0 -               $- 0 -
Officer and President            1993         $- 0 -                 - 0 -               $- 0 -               $- 0 -

B. Roland Freasier, Jr./ (2)/    1995         $68,750                - 0 -               $- 0 -               $- 0 -
                                 1994         $22,917               150,000              $- 0 -               $- 0 -
                                 1993         $- 0 -                 - 0 -               $- 0 -               $- 0 -

Stephen W. Kenney, Vice          1995         $41,250               100,000              $- 0 -               $- 0 -
President of Sales and           1994         $- 0 -                 - 0 -               $- 0 -               $- 0 -
Marketing

/(1)/    Includes warrants.
/(2)/ Resigned as a director in January 1996, and resigned as executive vice president and an employee in March 1996.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR /(1)/
                  --------------------------------------

           Name              Warrants Granted          Percent of Total       Exercise of Base Price      Expiration Date
           ----              ----------------          ----------------       ----------------------      ---------------
                                                    Option/SARs Granted to          ($/Share)
                                                    ----------------------          ---------
                                                         Employees in
                                                         ------------
                                                         Fiscal Year /(1)/
                                                         -----------

M. Lee Hulsebus                  300,000                    70.6%                      $.40/share             7/19/00
Stephen W. Kenney                 75,000                    17.6%                     $1.00/share             1/03/03


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
- --------------------------------------------------------------------------------

           Name                   Shares Acquired            Value Realized ($)             Number of Unexercised
           ----                   ---------------            ------------------             ---------------------
                                    on Exercise                                            Options/SARs at FY-End
                                    -----------                                            ----------------------
                                                                                         Exercisable / Unexercisable/(1)/
                                                                                         ---------------------------


M. Lee Hulsebus                        - 0 -                       $- 0 -                        300,000 / 200,000
B. Roland Freasier, Jr.  /(2)/         - 0 -                       $- 0 -                              0 / 150,000
Stephen W. Kenney                      - 0 -                       $- 0 -                              0  / 75,000


           Name                             Value of Unexercised In-the-Money
           ----                             ---------------------------------
                                                Options/SARs at FY-End
                                                ----------------------
                                               Exercisable / Unexercisable /(1)/
                                               ---------------------------


M. Lee Hulsebus                                         $153,000 / $0
B. Roland  Freasier, Jr. /(2)/                                $0 / $0
Stephen W. Kenney                                             $0 / $0

/(1)/   Includes warrants.
/(2)/ Resigned as a director in January 1996, and resigned as executive vice president and an employee in March 1996.

MANAGEMENT EMPLOYMENT AGREEMENTS; CONSULTING AGREEMENTS
- -------------------------------------------------------

Employment Agreements
- ---------------------

     Effective the 31st day of August, 1994, the Company entered into an exclusive four year term employment agreement with Mr. M. Lee Hulsebus. Under his employment agreement, Mr. Hulsebus is to serve as the Company's chief executive officer and receive a base salary of $162,000 per annum. He is also entitled to receive two hundred fifty thousand (250,000) shares of the Company's common stock at the end of two years of continuous satisfactory employment with the Company. In addition, Mr. Hulsebus received 200,000 common stock purchase warrants which are exercisable over a five-year period, ending August 31, 1999, at $1.00 per share.

     In addition, on August 31, 1994, the Company entered into a severance agreement with Mr. Hulsebus. Such severance agreement generally provides that in the event a change in control of the Company occurs or Mr. Hulsebus is involuntarily terminated, suffers a disability while employed by the Company or dies while employed by the Company, then he is entitled to receive certain benefits from the Company. Such benefits may include some or all of the following: an amount based on his base salary as provided for in his employment agreement, an amount based on the bonus paid or payable to the him as provided for in his employment agreement, the right to receive common stock that shall vest immediately, the right to exercise any warrants or stock options held by or granted to him under the employment agreement or any stock option plan of the Company or both, health insurance and disability insurance. Mr. Hulsebus will not receive any benefits if he voluntarily terminates his employment with the Company or the Company terminates him "for cause", which is defined as the conviction after appeal of a felony.

     Effective August 31, 1994, the Company entered into an employment agreement with the former executive vice president for a four-year term providing for a base salary of $120,000 per year, in addition to 200,000 shares of common stock to be granted at the end of two years of employment. The agreement also provided for 150,000 warrants, exercisable after the earlier of August 31, 1996 or a public offering of stock, through August 31, 1999 at an exercise price of $1.00 per share. Compensation expense for the years ended December 31, 1995 and 1994 is recorded for the 200,000 shares based on the pro-rata shares earned and the market value of the stock at the end of the period. No compensation expense was recorded for the issuance of the warrants since they were not issued below fair market value.

     On March 29, 1996, the Company and the former executive vice president entered into a termination agreement which terminated his existing employment and severance agreements and settled any and all claims between the two parties. Under the termination agreement, the former executive vice president will receive 29 monthly payments of $10,000, commencing on April 1, 1996 and ending August 31, 1998. Further, the 200,000 shares of common stock discussed above will be fully vested and available to the former executive vice president as of August 31, 1996. The provisions relating to the 150,000 warrants discussed above remain the same. In addition, the Company issued an additional 75,000 warrants at an exercise price of $.40 per share which are exercisable from August 31, 1998 through August 31, 2001.

     Effective January 4, 1995, the Company entered into a three-year employment agreement with Mr. Stephen W. Kenney under which he is to serve as the Company's vice president of marketing and sales. Mr. Kenney receives a base salary of $110,000 per annum. He is also entitled to receive one hundred thousand (100,000) shares of the Company's common stock on August 31, 1996 and is entitled to receive warrants to purchase seventy-five thousand (75,000) shares of the Company's common stock at $1.00 per share. One-third (1/3) of the warrants are to be issued on each of January 4, 1996, 1997 and 1998. The warrants are exercisable for a period of five years from the date of issuance. The agreement also provides for severance benefits upon termination without cause in the amount of six months' base salary.

     Effective March 15, 1996, the Company entered into a non-exclusive employment agreement with Mr. Edward C. Hall under which he is to serve as the Company's chief financial officer. Mr. Hall receives a base salary of $60,000 per annum based upon a three day work week. In the event that Mr. Hall's services are required by the Company in excess of three days per week, Mr. Hall is to be compensated at the same rate as when he was a consultant to the Company, $600 per day. Mr. Hall is also entitled to receive twenty-five thousand (25,000) shares of the Company's common stock; 12,500 of common stock will vest on March 15, 1997 and the remaining 12,500 shares will vest on March 15, 1998. In addition, Mr. Hall is entitled to receive warrants to purchase fifty thousand (50,000) shares of the Company's common stock at $.40 per share. One-quarter ( 1/4) of the warrants are to be issued on each of March 15, 1997, 1998, 1999, and 2000. The warrants are exercisable for a period of five years from the date of issuance. The agreement also provides for severance benefits upon termination without cause in the amount of six months' base salary.

     Effective March 15, 1996, the Company entered into an exclusive employment agreement with Mr. Richard E. Sloan under which he is to serve as the Company's vice president of new business development. Mr. Sloan receives a base salary of $108,000 per annum. He is also entitled to receive fifty thousand (50,000) shares of the Company's common stock; 25,000 shares of common stock will vest each on March 15, 1997 and the remaining 25,000 shares will vest on March 15, 1998. In addition, Mr. Sloan is entitled to receive warrants to purchase seventy-five thousand (75,000) shares of the Company's common stock at $.40 per
share.   One-quarter ( 1/4) of the warrants are to be issued on each of March
15, 1997, 1998, 1999, and 2000. The warrants are exercisable for a period of five years from the date of issuance. The agreement also provides for severance benefits upon termination without cause in the amount of six months' base salary.

     Under each of their contracts, Messrs. Hulsebus, Kenney, Hall, and Sloan, may receive bonuses or other additional compensation consisting of cash, stock or stock purchase rights as may be determined from time-to-time by the Board of Directors. The Board of Directors has no current intention or plan to award such additional compensation.

     There are no family relationships among any directors or executive officers.

Option Plans
- ------------

     Stock Options

     The Company does not presently have a stock option plan, although it intends to institute a stock option plan for officers, directors, employees and consultants to the Company. The purpose of such a stock option plan would be to encourage stock ownership by current and future officers, directors, employees and consultants to the Company, and certain other persons, judged by the committee who would administer the plan, to be instrumental to the success of the Company, and to give such persons a greater personal interest in the Company achieving continued growth and success. To date the Company's Board of Directors has not yet proposed or adopted a stock option plan.

Stock Compensation Plan

     Effective January 10, 1996 the Company established the 1996 Stock Compensation Plan (the "1996 Plan") which provides for the issuance of up to 950,000 registered shares of common stock to employees, directors, consultants and other third parties in exchange for services. To date, 381,140 shares of common stock have been issued pursuant to the 1996 Plan. The remaining 568,860 shares under the 1996 Plan can be issued any time prior to January 10, 1998.
The Company adopted similar stock compensation plans in 1994 and 1995 covering 500,000 and 1,750,000 shares of common stock, respectively. All of these shares of common stock with respect to each of these other stock compensation plans were issued in their respective calendar years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
- ----------------------

     The following table sets forth information as of March 15, 1996 with respect to the beneficial ownership of the outstanding shares of the Company's common stock by: (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the named executive officers; (iii) the Company's directors; and (iv) the Company's directors and executive officers as a group. None of the Company's officers, directors or holders of five percent (5%) or more of the outstanding common stock own any shares of preferred stock.

Management and Directors
- ------------------------

Name and Address of Beneficial Owner              Amount and Nature of               Percent of Class
- ------------------------------------              --------------------               ----------------
                                                  Beneficial Ownership /(1)/
                                                  --------------------
M. Lee Hulsebus                                       375,475  /(2)/                           4.1%
c/o Medical Device Technologies, Inc.
9191 Towne Centre Drive, Suite 430
San Diego, CA 92122

Edward C. Hall                                          3,825  /(3)/                              *
c/o Medical Device Technologies, Inc.
9191 Towne Centre Drive, Suite 430
San Diego, CA 92122

Stephen W. Kenney                                      36,000  /(3) (4)/                          *
c/o Medical Device Technologies, Inc.
9191 Towne Centre Drive, Suite 430
San Diego, CA 92122

Richard E. Sloan                                        4,730  /(3)/                              *
c/o Medical Device Technologies, Inc.
9191 Towne Centre Drive, Suite 430
San Diego, CA 92122

Dr. Arthur Bradley                                    102,200                                   1.1
207 South 28th Street
Hattiesburg, MS 39401

Thomas E. Glasgow                                     166,805  /(5)/                            1.9
350 W. 22nd Street, Suite 103
Lombard, IL 60148

Don Arnwine                                            50,000  /(3) (6)/                          *
The Towers at Williams Square
5215 No. O'Connor, Suite 970
Irving, TX 75039

Virgil McDonald /(7)/                                 771,440                                   8.6
12310 Pomona Drive
Whittier, CA 90602

All officers and directors                            739,035                                   8.1
 as a group
(7) persons

* Less than 1%

/(1)/ The shares of common stock owned by each person or by the group, and the shares included in the total number of shares of common stock outstanding, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.
/(2)/ Includes 300,000 warrants exercisable at $.40 per share to acquire 300,000 shares of common stock.
/(3)/ Holdings represent less than 1% of the Company's issued and outstanding common stock.
/(4)/ Includes 25,000 warrants exercisable at $1.00 per share to acquire 25,000 shares of common stock.
/(5)/ Includes 31,250 warrants exercisable , 25,000 at $1.00, 6,250 at $.60 per share to acquire 31,250 shares of common stock.
/(6)/ Includes 6,250 warrants exercisable at $.60 per share to acquire 6,250 shares of common stock.
/(7)/  Not an officer or director.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Hulsebus is entitled to designate one nominee, including himself, for election to the Company's Board of Directors, pursuant to the terms of his employment agreement with the Company.

     In June 1994, the Company issued 700,000 shares of its common stock to SurgiSafe, Inc. ("SurgiSafe") in exchange for SurgiSafe's assignment to the Company (the "SurgiSafe Assignment") of SurgiSafe's rights under an exclusive sales agreement entered into with the Company on September 11, 1992 (the "SurgiSafe Agreement"). Under SurgiSafe Agreement, SurgiSafe had the exclusive right to sell the Company's Cell Retrieval System ("CRS") and Intracranial Pressure Monitoring Device("ICP") and other present and future products in a sales territory which included The Department of Defense, The Veterans Administration, The World Health Organization and the State of California. Under the SurgiSafe Agreement, the Company was obligated to pay SurgiSafe commissions equal to 20% of the net sales price of sales in the sales territory and to issue to SurgiSafe 16,667 shares of the Company's common stock. The 700,000 shares of the Company's common stock issued to SurgiSafe in June 1994 pursuant to the SurgiSafe Assignment was distributed in February 1995 to Mr. William E. Mayer, III, the son of William E. Mayer, Jr., a member of the Company's Scientific Advisory Board and shareholder of SurgiSafe, and Mr. B. Roland Frasier, III, the son of B. Roland Freasier, Jr., a former director and executive vice president of the Company. Also subsequent to the SurgiSafe Assignment, Mr. Mayer, III, was appointed to the Company's Board of Directors. Mr. Mayer, III, subsequently resigned as a director in 1995.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

       None

Reports on Form 8-K
- -------------------

     See Form 8-K dated January 15, 1996 and January 31, 1996 and Item 8 herein.

                                  SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDICAL DEVICE TECHNOLOGIES, INC.



Dated:  April 9, 1996                 By: s/M. Lee Hulsebus
                                         --------------------
                                             M. Lee Hulsebus, Chairman of the
                                             Board, Chief Executive Officer, and
                                             President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this form has been signed by the following persons in the capacities and on the dates indicated.


Signature                     Title                              Date
- ---------                     -----                              ----



 s/M. Lee Hulsebus            Chairman of the Board,             April 9, 1996
- -------------------------
M. Lee Hulsebus               Chief Executive Officer, and
                              President


 s/Don Arnwine                Director                           April 9, 1996
- ------------------------
Don Arnwine


 s/Arthur E. Bradley          Director                           April 9, 1996
- ------------------------
Dr. Arthur Bradley


 s/Thomas Glasgow             Director                           April 9, 1996
- ------------------------
Thomas Glasgow


 s/Edward C. Hall             Chief Financial Officer and        April 9, 1996
- ------------------------
Edward C. Hall                Principal Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical Device Technologies, Inc.
 and Subsidiary (formerly
 Cytoprobe Corporation)
San Diego, California


We have audited the accompanying consolidated balance sheet of Medical Device Technologies, Inc. and subsidiary (formerly Cytoprobe Corporation) (a development stage company) (the "Company") as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. We have also audited the statements of operations and cash flows for the period from June 1, 1992 through December 31, 1995, except that we did not audit these financial statements for the period from June 1, 1992 to December 31, 1994; those statements were audited by other auditors whose report dated February 17, 1994 expressed a qualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from June 1, 1992 to December 31, 1994, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Technologies, Inc. and subsidiary (a development stage company) at December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California
January 29, 1996, except for
  Notes 4 and 14 which are
  as of April 1, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
CytoProbe Corporation
La Jolla, California

We have audited the accompanying consolidated balance sheets of CytoProbe Corporation (a development stage company) and subsidiary as of December 31, 1994 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoProbe Corporation (a development stage company) and subsidiary at December 31, 1994, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company is in the development stage and has no operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



________________________________
Robert Early & Company, P.C.
Abilene, Texas

February 17, 1995

                           MEDICAL DEVICE TECHINOLOGIES, INC. AND SUBSIDIARY
                                            (FORMERLY CYTOPROBE CORPORATION)
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                      1995        1994
- -------------------------------------------------------------------
ASSETS (Note 2)

CURRENT ASSETS
 Cash                                        $ 306,851   $ 483,611
 Inventory                                     147,593           -
 Prepaid royalties (Note 4)                     60,000           -
 Prepaid expenses and other assets              28,082           -
- -------------------------------------------------------------------
Total current assets                           542,526     483,611
- -------------------------------------------------------------------


PROPERTY AND EQUIPMENT:
 Furniture and fixtures                        112,149      75,015
 Machinery and equipment                        17,136           -
 Equipment under capital lease                   5,349       5,349
- -------------------------------------------------------------------
                                               134,634      80,364

 Less accumulated depreciation                  37,309      16,563
- -------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                      97,325      63,801
- -------------------------------------------------------------------


LICENSE AGREEMENTS                           2,226,129   2,176,129

PREPAID ROYALTIES (Note 4)                     115,000           -

LOAN ORIGINATION FEES (Note 2)                 117,500           -

PREPAID MARKETING COSTS (net of amortization of
 $493,075 at December 31, 1994)                      -     125,781

OTHER ASSETS                                    44,341       8,341
- -------------------------------------------------------------------
                                            $3,142,821  $2,857,663
===================================================================

                           MEDICAL DEVICE TECHINOLOGIES, INC. AND SUBSIDIARY
                                            (FORMERLY CYTOPROBE CORPORATION)
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                      1995              1994
- ------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $  276,366        $  164,958
 Accrued expenses                                               40,927           326,640
 Accrued patent license cost                                         -            50,000
 Short-term notes payable, net of unamortized
  discount of $384,375 (face value of $1,025,000 in 1995)
  (Note 2)                                                     640,625            50,000
 Current obligation under capital lease (Note 3)                 1,728             1,587
- ------------------------------------------------------------------------------------------

Total current liabilities                                      959,646           593,185

OTHER LIABILITIES
 Capital lease obligation (Note 3)                               1,755             3,400
- ------------------------------------------------------------------------------------------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (Note 5)
 Series I convertible preferred stock, 187,500
  shares authorized, 153,750 issued and outstanding            384,375                 -
 Preferred stock, 10,000,000 shares authorized,
  $.01 par value, 0 shares issued and outstanding                    -                 -
 Common stock, $.15 par value (100,000,000 shares
  authorized, 8,393,199 and 4,289,963 outstanding)           1,258,980           643,495
 Stock to be issued (50,000 and 1,096,875 shares)               23,440           796,250
 Additional paid-in capital                                 12,146,899         9,716,485
 Deferred compensation (Note 4)                                247,500            66,406
 Accumulated deficit ($8,173,072 and $5,254,856
  accumulated during the development stage through
  December 31, 1995 and 1994)                              (11,879,774)       (8,961,558)
 -----------------------------------------------------------------------------------------

Total stockholders' equity                                   2,181,420         2,261,078
- ------------------------------------------------------------------------------------------

                                                            $3,142,821        $2,857,663
==========================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                           June 1, 1992 to
                                                                             December 31,
                                           Year ended December 31,              1995
                                       --------------------------------
                                               1995                1994     (Cumulative)
- --------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Research and development              $    943,510        $    778,468       $  2,056,504
 General and administrative               1,971,781           1,717,132          5,138,721
- --------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS          (2,915,291)         (2,495,600)        (7,195,225)

OTHER INCOME (EXPENSE):
 Interest income                                  -                   -              6,096
 Interest expense                            (2,925)             (2,904)            (6,883)
 Loss on sale marketable
  securities (Note 6)                             -             (18,655)           (20,790)
 Net unrealized loss on
  marketable securities                           -                   -            (64,500)

LOSS BEFORE DISCONTINUED OPERATIONS
 AND DISPOSAL OF OIL AND GAS
 OPERATIONS                                (2,918,216)         (2,517,159)        (7,281,302)

DISCONTINUED OPERATIONS                           -                   -           (520,396)

LOSS FROM DISPOSAL OF OIL AND
 GAS OPERATIONS (Note 7)                          -            (371,374)          (371,374)
- --------------------------------------------------------------------------------------------
NET LOSS                               $ (2,918,216)       $ (2,888,533)      $ (8,173,072)
============================================================================================
PRIMARY LOSS PER SHARE:

Loss from continuing operations        $       (.43)       $       (.83)
Loss from disposal of oil and
 gas operations                                   -                (.12)
- ------------------------------------------------------------------------

Net loss                               $       (.43)       $       (.95)
=========================================================================

Weighted average shares outstanding       6,714,168           3,032,813
=========================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

================================================================================

                                                                                                     Additional
                                           Preferred Stock                   Common Stock               Paid-In
                                       ------------------------      ---------------------------
                                           Shares        Amount           Shares           Amount       Capital
=================================================================================================================
Balance, May 31, 1992                           -    $        -        2,859,017     $    440,008  $  4,252,058

Common stock issued for:
  Cash                                          -             -          717,667           96,494       462,450
  Research and development
   and services                                 -             -          455,932           68,390       359,046
  Patent and licensing costs                    -             -          350,000           52,500        78,750
  Prepaid market research                       -             -        1,150,000          172,500       258,750
Stock to be issued                              -             -                -                -       163,958
Net loss from June 1
 through December 31, 1992                      -             -                -                -             -
- ----------------------------------------------------------------------------------------------------------------

Balances, December 31, 1992                     -             -        5,532,616          829,892     5,575,012
================================================================================================================

Common stock issued for:
  Cash                                          -             -          625,500           93,825       237,400
  Patent and licensing costs                    -             -        1,000,000          150,000       639,000
  Research and development,
   compensation, and services                   -             -          725,000          108,750       705,294
Stock to be issued                              -             -                -                -             -
Net loss for 1993                               -             -                -                -             -
- ----------------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                     -    $        -        7,883,116     $  1,182,467  $  7,156,706
================================================================================================================
=========================================================================================================
                                                           Deferred         Retained
                                           Stock           Compen-          Earning
                                       To Be Issued          sation         (Deficit)           Total
========================================================================================================
Balance, May 31, 1992                           -                 -   $   (3,706,702)         $985,364

Common stock issued for:
  Cash                                          -                 -                -           558,944
  Research and development
   and services                                 -                 -                -           427,436
  Patent and licensing costs                    -                 -                -           131,250
  Prepaid market research                       -                 -                -           431,250
Stock to be issued                         75,000                 -                -           238,958
Net loss from June 1
 through December 31, 1992                      -                 -         (761,262)         (761,262)
- --------------------------------------------------------------------------------------------------------

Balances, December 31, 1992                75,000                 -       (4,467,964)        2,011,940
========================================================================================================

Common stock issued for:
  Cash                                    (75,000)                -                -           256,225
  Patent and licensing costs                    -                 -                -           789,000
  Research and development,
   compensation, and services                   -                 -                -           814,044
Stock to be issued                         42,000                 -                -            42,000
Net loss for 1993                               -                 -       (1,605,061)       (1,605,061)
- --------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                42,000                 -    $  (6,073,025)     $  2,308,148
========================================================================================================

  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
================================================================================

                                                                                                      Additional
                                      Preferred Stock                       Common Stock                 Paid-In
                                  ------------------------          ----------------------------
                                      Shares        Amount              Shares            Amount         Capital
=================================================================================================================
Balance, January 1, 1994                  -     $      -             7,883,116       $ 1,182,467     $ 7,156,706

Reverse stock split                       -            -            (6,569,121)         (985,368)        985,368
Common stock issued for: (Note 5)
  Cash                                    -            -               769,640           115,446         368,816
  Research and development,
    compensation  and services            -            -             1,211,828           181,774         949,074
  Patent and licensing costs              -            -               900,000           135,000         218,333
  Conversion of debt                      -            -                94,500            14,175          38,189
Stock to be issued                        -            -                     -                 -               -
Accrued stock issuance (Note 4)           -            -                     -                 -               -
Net loss for 1994                         -            -                     -                 -               -
- -------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1994                -           -             4,289,963           643,494       9,716,486
===================================================================================================================

Stock to be issued (Note 5)                -           -
Common stock issued for: (Note 5)
  Cash                                     -           -                86,000            12,900          17,100
  Patent and licensing costs               -           -                40,000             6,000          44,000
  Purchases, research and development,
    compensation, and services             -           -             1,807,561           271,135       1,291,995
  Conversion of debt                       -           -               687,500           103,125         171,875
  Private placement                        -           -             1,482,175           222,326         752,443
Accrued stock issuance (Note 4)            -           -                     -                 -               -
Issuance of warrants (Note 5)              -           -                     -                 -         153,000
Issuance of preferred stock (Note 5) 153,750     384,375                     -                 -               -
Net loss for 1995                          -           -                     -                 -               -
- ------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995          153,750    $384,375              8,393,199      $  1,258,980    $ 12,146,899
==================================================================================================================
                                                      Deferred         Retained
                                        Stock          Compen-          Earning
                                     To Be Issued       sation        (Deficit)           Total
=================================================================================================

Balance, January 1, 1994                 42,000       $      -     $(6,073,025)     $ 2,308,148

Reverse stock split                           -              -               -                -
Common stock issued for: (Note 5)
  Cash                                  (42,000)             -               -          442,262
  Research and development,
   compensation  and services                 -              -               -        1,130,848
  Patent and licensing costs                  -              -               -          353,333
  Conversion of debt                          -              -               -           52,364
Stock to be issued                      796,250              -               -          796,250
Accrued stock issuance  (Note 4)              -         66,406               -           66,406
Net loss for 1994                             -              -      (2,888,533)      (2,888,533)
- -------------------------------------------------------------------------------------------------

Balances, December 31, 1994             796,250         66,406      (8,961,558)       2,261,078
=================================================================================================

Stock to be issued (Note 5)             201,959              -               -          201,959
Common stock issued for: (Note 5)
  Cash                                        -              -               -           30,000
  Patent and licensing costs                  -              -               -           50,000
  Purchases, research and development,
   compensation, and services                 -              -               -        1,563,130
  Conversion of debt                          -              -               -          275,000
  Private placement                    (974,769)             -               -                -
Accrued stock issuance (Note 4)               -        181,094               -          181,094
Issuance of warrants (Note 5)                 -              -               -          153,000
Issuance of preferred stock (Note 5)          -              -               -          384,375
Net loss for 1995                             -              -      (2,918,216)      (2,918,216)
- -------------------------------------------------------------------------------------------------

Balances, December 31, 1995              23,440       $247,500     (11,879,774)      $2,181,420
=================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH                                                      June 1, 1992 to
                                                                                   December 31,
                                                 Year ended December 31,               1995
                                             -------------------------------
                                                     1995               1994       (Cumulative)
==================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (2,918,216)      $ (2,888,533)        $(8,173,072)
 Adjustments to reconcile net loss
  to net cash provided by operations:
    Loss from discontinued operations
     from January 1 through May 31, 1992                -                  -            (101,599)
    Stock paid for services                     1,563,130          1,130,848           3,522,741
    Compensation recognized relating to
     accrued employee stock grants                181,094             66,406             247,500
    Compensation recognized relating to
     the issuance of warrants                     153,000                  -             153,000
    Bad debt expense                                    -                  -             394,720
    Depreciation and amortization                 146,527            404,216             654,821
    Loss on disposal of fixed assets                    -              5,804             102,595
    Reversal of litigation outstanding at
     end of prior year                           (286,996)                 -            (286,996)
    Loss on sale of marketable securities               -             18,655              48,290
    Net unrealized loss on marketable
     securities                                         -                  -              37,000
    Loss on disposal of oil and gas operations          -            368,894             368,894
    Increase (decrease) from changes in:
     Accounts receivable                                -             16,906               2,515
     Interest receivable                                -                  -               8,053
     Amounts due from related party                     -                  -               1,682
     Inventory                                   (147,593)                 -            (147,593)
     Prepaid royalties                           (175,000)                 -            (175,000)
     Prepaid expenses and other assets            (28,082)            (8,341)           (204,424)
     Other assets                                 (36,000)                 -             (44,341)
     Accounts payable                             111,408             31,519             189,284
     Accrued expenses and taxes                     1,283             60,750              43,827
- --------------------------------------------------------------------------------------------------
Net cash used in operating activities          (1,435,445)         (792,876)          (3,357,103)
- --------------------------------------------------------------------------------------------------

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                 (FORMERLY CYTOPROBE CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Increase (Decrease) in Cash                                                         June 1, 1992 to
                                                                                      December 31,
                                                   Year ended December 31,                1995
                                               ------------------------------
                                                       1995              1994        (Cumulative)
=====================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
 Patent and marketing licensing costs               (50,000)          (89,260)             (525,110)
 Purchase of property and equipment                 (54,270)          (39,689)             (142,374)
 Proceeds from sale of marketable securities              -            55,345               110,671
 Loan payments received                                   -                 -                44,560
 Proceeds from sale of fixed assets                       -                 -                11,634
 Investment by discontinued operations                    -                 -                 8,323
- -----------------------------------------------------------------------------------------------------

Net cash used in investing activities              (104,270)          (73,604)             (492,296)
- -----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings from related party                        -                 -                22,608
Proceeds from notes payable                       1,182,500            50,000             1,282,500
 Principal payments on notes payable                (50,000)                -               (50,000)
 Proceeds from common stock to be issued            201,959           754,250             1,237,167
 Proceeds from issuing common stock                  30,000           486,627             1,364,052
 Capital lease financing                             (1,504)            4,987                 3,483
 Advances on private common
  stock placement                                         -            44,217               296,440
- -----------------------------------------------------------------------------------------------------

Net cash provided by financing activities         1,362,955         1,340,081             4,156,250
- -----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                    (176,760)          473,601               306,851

CASH, beginning of year                             483,611            10,010                     -
- -----------------------------------------------------------------------------------------------------

CASH, end of year                                  $306,851          $483,611              $306,851
=====================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

DESCRIPTION OF           Medical Device Technologies, Inc. (the "Company"), is a
BUSINESS                 public company incorporated in Utah on February 6,
                         1980 and headquartered in San Diego, California. The
                         Company currently trades on the Nasdaq SmallCap Market
                         (MEDD). Prior to 1992, the Company's core business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties, and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical device company. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the change of focus.

                         The Company has developed three innovative medical device products. The first product, the Personal Alarm System (PAS) is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS) is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The third product, the Intracranial Pressure Measuring System (ICP) is a diagnostic device that measures pressure within the skull non-invasively. The Company received FDA clearance of the PAS during the year ended December 31, 1995 and received FDA clearance of the CRS in March, 1996.

INVENTORY                During the year ended December 31, 1995, the Company
                         began preliminary production of PAS device components.
                         The inventory balance shown is the accumulated costs of materials at December 31, 1995.

PROPERTY AND             Property and equipment are stated at cost.
EQUIPMENT                Depreciation is being provided on a straight line basis
                         over the estimated useful lives of the related assets which range from three to seven years.


LOAN ORIGINATION         In conjunction with the Company's private placement
FEES                     notes payable (Note 2), the Company incurred $117,500
                         in loan origination fees during the year ended December
                         31, 1995. These fees will be amortized over approximately five months, which is the expected term of the notes payable as they are to be repaid upon consummation of the proposed public offering of convertible preferred stock.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

LICENSE                  The Company has entered into various license agreements
AGREEMENTS               whereby the Company has acquired the exclusive
                         worldwide rights to commercialize, manufacture, and sell its three products. In addition, the Company paid finder's fees relating to two of the three products.
                         These costs, along with legal costs to register the related patents, have been capitalized and will be amortized once the Company commences shipment of the product in proportion to estimated future sales.

INCOME TAXES             Effective January 1, 1994, the Company adopted FAS
                         109 "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, FAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized.
                         The adoption of FAS 109 did not have any effect on the financial statements of the Company.

CASH FLOWS               For purposes of the statement of cash flows, the
                         Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

ACCOUNTING               The preparation of financial statements in conformity
ESTIMATES                with generally accepted accounting principles requires
                         management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

EARNINGS PER             Earnings per share data has been computed on the
SHARE                    weighted average number of shares of common stock
                         outstanding each period. Warrants outstanding have not been considered in the average number of shares since the effect would be anti-dilutive. Weighted average shares outstanding at December 31, 1995 and 1994 includes the stock to be issued.


NEW ACCOUNTING           Statement of Financial Accounting Standards No. 121,
PRONOUNCEMENTS           "Accounting for the Impairment of Long-Lived Assets
                         and for Long-Lived Assets to Be Dis posed of" (SFAS No.
                         121) issued by the Financial Accounting Standards Board
                         (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption of SFAS No. 121 to have a material affect on its financial position or results of operations.

                         Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
                         123) issued by the Financial Accounting Standards Board
                         (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

RECLASSIFICATIONS        Certain reclassifications have been made to conform
                         the prior year's amounts to the current year's presentation.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  GOING CONCERN        These financial statements have been prepared assuming
                         that the Company will continue as a going concern. The
                         Company has recurring losses from operations, negative working capital and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company does not have sufficient cash flow to fund completion of its development programs or current level of expenses or pay $1,025,000 in notes due in December
                         1996.

                         Management plans to raise gross proceeds of approximately $6,500,000 in capital through a public offering of convertible preferred stock during the second quarter of 1996. There is no assurance that the public offering will be successful.

                         If the anticipated public offering of convertible preferred stock is not completed and the Company does not achieve certain minimum sales of the PAS device during the next twelve months, the Company will be required to seek alternative sources of financing, which cannot be assured. In such event, the Company would have to curtail product as well as research and development plans substantially due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

                         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  SHORT-TERM           Pursuant to a Confidential Private Placement Memorandum
    NOTES PAYABLE        dated October 27, 1995, between December 14, 1995 and
                         December 27, 1995, the Company effected a private placement of notes and 153,750 shares of Series I convertible preferred stock. Of the $1,025,000 of gross proceeds, $384,375 was allocated to the preferred stock and represents the original issue discount on the notes. The proceeds of the private placement are being used to provide working capital to the Company.

                         Notes sold in the private placement bear interest at 10% per annum and mature at the earlier of (i) the expiration of twelve months after their issuance, (ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement. The unamortized original issue discount was $384,375 as of December 31, 1995.

                         On January 24, 1996, the Company completed the private placement and issued an additional $625,000 of notes and 93,750 shares of Series I convertible preferred stock.

                         The notes issued are secured by a first priority lien on all assets of the Company. This security interest will terminate upon repayment of the notes.

                         The loan origination fees associated with the above private placement totaled $117,500 through December 31, 1995. Subsequent to year end, an additional $62,500 in loan fees were incurred.

                         During the year ended December 31, 1995, the Company repaid a note payable in the principal amount of $50,000 which existed at December 31, 1994.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.  CAPITAL LEASE    Minimum future lease payments under a capital lease for
    OBLIGATION       each of the next two years and in aggregate are as follows:

                     December 31,                                  Amount
                     ----------------------------------------------------
                       1996                                       $ 2,214
                       1997                                         1,660
                     ----------------------------------------------------

                                                                    3,874

                     Less:  amount representing interest              391
                     -----------------------------------------------------

                     Present value of minimum lease payments      $ 3,483
                     ====================================================

4.  COMMITMENTS    The Company is currently leasing its offices under a three year operating lease which ends July, 1997. Future minimum lease payments under this and other operating leases are as follows:

                     December 31,                                Amount
                     ----------------------------------------------------
                      1996                                      $ 40,248
                      1997                                        29,364
                      1998                                         2,748
                      1999                                         2,748
                      2000                                         2,748
                     ----------------------------------------------------

                                                                $ 77,856
                     ====================================================

                   Rent expense was $54,642 and $78,220 for the years ended December 31, 1995 and 1994, respectively.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.  COMMITMENTS          ROYALTY AGREEMENTS
    (CONTINUED)
                         The Company entered into a royalty agreement when it purchased the exclusive license and technological rights relating to the CRS device. Under the terms of the agreement, the Company will pay one party an amount of $300,000 under defined payment terms beginning in January 1996. Also, the Company will pay royalties to a second party amounting to 5% of the average retail sales price on all net sales, plus $100,000 in twenty equal quarterly installments of $5,000 beginning
                         January 1, 1997. The Company can terminate this agreement with 90 days written notice at which time all patent rights will cease.

                         The Company entered into a royalty agreement when it purchased the exclusive license and received the technology and developments relating to the PAS device. Under the terms of the agreement, the Company will pay royalties in the amount of 5% of the net sales price of each product for the life of the patent. Previous consulting payments made by the Company in the amount of $160,000 at December 31, 1995 will be deducted from royalties at the rate of $15,000 per quarter, provided that the minimum royalty payable in each quarter will be $7,813. In addition, the Company entered into a royalty agreement when it obtained the exclusive license to the Signal Modulation Barrier Monitor, which is a component part of the PAS. Pursuant to this license agreement, the Company will pay royalties of 1% of the average retail sales price on all net sales, through the life of the future patent, when registered. The Company has obtained FDA clearance for the PAS and began marketing the device in the first quarter of 1996.

                         The Company entered into a royalty agreement when it exercised its option to enter into an exclusive license agreement for the ICP device. Under the terms of the agreement, the Company will pay royalties equal to 10% of the net sales proceeds from the ICP, with a minimum payment of $90,000 for the year ended December 31, 1996 and $200,000 for all subsequent years through the life of the patent. With respect to the royalties due in 1996, $15,000 is prepaid at December 31, 1995. The Company can terminate this agreement with 90 days written notice, at which time all patent rights will cease.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.  COMMITMENTS          Further, in accordance with a finder's agreement, the
    (CONTINUED)          Company is obligated to pay royalties equal to 8% of
                         the gross sales of the ICP, as well as to issue an additional 2,000,000 restricted shares of common stock to the finder when gross sales of the ICP reach
                         $10,000,000. The Company believes, on the advice of counsel, that it is not obligated to pay the 8% royalty or the 2,000,000 shares of restricted stock based on a breach of contract by the finder, as the finder failed to reimburse the Company for consulting fees in accordance with the agreement.


                         MEDICAL ADVISORY AGREEMENTS

                         On January 1, 1996, the Company entered into agreements with seven medical advisors for a two year term. The agreements provide for 12,000 shares to be issued to each advisor per year, issued semi-annually.

                         EMPLOYMENT CONTRACTS

                         Effective August 31, 1994, the Company entered into an employment agreement with the Chief Executive Officer for a four year term providing for a base salary of $162,000 per year, in addition to 250,000 shares of common stock to be granted at the end of two years of employment. The agreement also provides for 200,000 warrants, exercisable after the earlier of August 31, 1996 or a public offering of stock, through August 31, 1999 at an exercise price of $1.00 per share. Compensation expense for the years ended December 31, 1995 and 1994 is recorded for the 250,000 shares based on the pro-rata shares earned and the market value of the stock at the end of the period. No compensation expense was recorded for the issuance of the warrants since they were not issued below fair market value. A separate severance agreement provides for severance benefits upon involuntary termination in the amount of three years' base salary.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.  COMMITMENTS          EMPLOYMENT CONTRACTS (Continued)
    (CONTINUED)
                         Effective August 31, 1994, the Company entered into an employment agreement with the former Executive Vice
                         President for a four year term providing for a base salary of $120,000 per year, in addition to 200,000 shares of common stock to be granted at the end of two years of employment. The agreement also provided for 150,000 warrants, exercisable after the earlier of August 31, 1996 or a public offering stock, through August 31, 1999 at an exercise price of $1.00 per share. Compensation expense for the years ended
                         December 31, 1995 and 1994 is recorded for the 200,000 shares based on the pro-rata shares earned and the market value of the stock at the end of the period. No compensation expense was recorded for the issuance of the warrants since they were not issued below fair market value. A separate severance agreement provided for severance benefits upon involuntary termination in the amount of three years' base salary.

                         On March 29, 1996, the Company and the former Executive Vice President entered into a termination agreement which terminated the existing employment and severance agreement and settled any and all claims between the two parties. Under the termination agreement, the former Executive Vice President will receive twenty-nine monthly payments of $10,000, commencing on April 1, 1996 and ending August 31, 1998. Further, the 200,000 shares of common stock discussed above will be fully vested and available to the former Executive Vice President as of August 31, 1996. Finally, the provisions relating to the 150,000 warrants discussed above remain the same.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.  COMMITMENTS          EMPLOYMENT CONTRACTS (Continued)
    (CONTINUED)
                         Effective January 4, 1995, the Company entered into an employment agreement with the Vice President of Marketing and Sales for a three year term providing for a base salary of $110,000 per year, in addition to 100,000 shares of common stock to be issued on August
                         31, 1996. The agreement also provides for 25,000 warrants at an exercise price of $1.00 per share to be issued on each of January 4, 1996, 1997 and 1998.
                         Compensation expense for the year ended December 31, 1995 is recorded for the 100,000 shares based on the pro-rata shares earned and the market value of the stock at the end of the period. No compensation expense was recorded for the issuance of the warrants since they were not issued below fair market value. The agreement also provides for severance benefits upon involuntary termination in the amount of six month's base salary.

                         Effective March 15, 1996, the Company entered into an exclusive employment agreement with the Vice President of New Business Development for a three year term providing for a base salary of $108,000 per year, in addition to 25,000 shares of common stock which vest on March 15, 1997 and 25,000 shares of common stock which vest on March 15, 1998. The agreement also provides for 18,750 warrants at an exercise price of $.40 per share to be issued on each of March 15, 1997, 1998, 1999 and 2000. The warrants are exercisable for a period of five years from the date of issuance. The agreement also provides for severance benefits upon involuntary termination in the amount of six month's base salary.

                         Effective March 15, 1996, the Company entered into a non-exclusive employment agreement with the Chief Financial Officer for a three year term providing for a base salary of $60,000 per year, in addition to 12,500 shares of common stock which vest on March 15, 1997 and 12,500 shares of common stock which vest on March 15, 1998. The agreement also provides for 12,500 warrants at an exercise price of $.40 per share to be issued on each of March 15, 1997, 1998, 1999 and 2000. The warrants are exercisable for a period of five years from the date of issuance. The agreement also provides for severance benefits upon involuntary termination in the amount of six month's base salary.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.  COMMITMENTS          OTHER COMMITMENTS
    (CONTINUED)
                         The Company is a defendant in a lawsuit filed by Chandler Church & Company ("Chandler Church"). The lawsuit demands payment of approximately $330,000 for services rendered and/or funds that Chandler Church alleged to have advanced. Prior to the lawsuit, the Company had issued a substantial amount of its stock, approximately 2,070,000 shares, to Chandler Church &
                         Company and its affiliates for services claimed to have been rendered to the Company, which the Company is now disputing. These entities assigned their claims to Uptown Trust, and the case was subsequently dismissed by the Superior Court of San Diego County. However, after the dismissal, Chandler Church refiled the same complaint. The Company has filed an answer denying the claims in the complaint and filed a cross-complaint.
                         The Company believes it has meritorious defenses to such claims.

5.  STOCKHOLDERS'        COMMON STOCK
    EQUITY
                         During the year ended December 31, 1994, the Company issued 1,096,875 shares in a private placement offering. This stock was classified as stock to be issued at December 31, 1994 because the Company did not issue the shares until the offering was closed. During the first quarter of 1995, an additional 200,000 shares were sold. During the second quarter of 1995, the shares were issued. As the Company decided to reduce the purchase price from $.80 per share to $.70 per share, an additional 185,300 shares were issued, for a total of 1,482,175 shares. Net proceeds from the private placement, after deducting associated costs, amounted to $974,769.

                         During June and July 1995, the Company raised $275,000 from the issuance of convertible debentures. These notes were converted into 687,500 shares of common stock during December 1995.

                         During the years ended December 31, 1995 and 1994, the Company received cash of $30,000 and $484,262 for the issuance of 86,000 and 769,640 shares of common stock, respectively.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5.  STOCKHOLDERS'        COMMON STOCK  (Continued)
    EQUITY
    (CONTINUED)          During the years ended December 31, 1995 and 1994,
                         other unregistered stock and stock under Form S-8 registrations were issued for services provided to the Company. An S-8 registration allows the Company to issue free-trading stock to employees, directors and consultants and advisors for services rendered to the Company.

                         PREFERRED STOCK

                         In April of 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 share of $.01 par value preferred stock. In December of 1995, the Company further amended its Articles of Incorporation to authorize 187,500 of Series I Convertible Preferred Stock. In the event that the Company fails to effect an offering of common stock within six months after December 14, 1995, each share of the Series I Convertible Preferred Stock will convert into common stock based upon the price of the Company's common stock on June 14, 1996 (less a discount of 20%) in an amount equal to the number of shares of common stock equal to $5, plus any declared but unpaid dividends.

                         During December 1995, in conjunction with the private placement of notes payable (Note 2), the Company issued 153,750 shares of Series I convertible preferred stock. The shares were assigned a value of $384,375. As no consideration was paid for the preferred stock, this amount is considered an original issue discount and will be amortized to interest expense over approximately five months, which is the expected term of the notes payable which are to be repaid upon consummation of Company's contemplated offering of preferred stock.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5.  STOCKHOLDERS'        PREFERRED STOCK  (Continued)
    EQUITY               In connection with the private placement which
    (CONTINUED)          commenced during the year ended December 31, 1994 and
                         was completed in the second quarter of 1995, and certain other agreements, the Company agreed to issue warrants, each of which allowed the holder to purchase one share of the Company's common stock at a specified price. Details of the warrants are as follows:

                                                                       Number         Per Share
                                                                        of             Exercise
                                          Issued to                   Warrants          Price      Expires
                         ====================================================================================
                         January 1, 1994                                    -             -

                           Granted        Private Placement           460,000             $1.00       8/98
                           Granted        Officers                    350,000             $1.00       8/99
                           Granted        Noteholder                   10,000             $1.00       9/99
                         ------------------------------------------------------------------------------------
                         December 31, 1994                            820,000

                           Granted        Public relations firm       300,000     $1.00 - $2.00       6/96
                           Granted        Officer                     300,000               .40       7/00
                           Granted        Officer                      75,000             $1.00       1/03
                           Granted        Convertible debentures      137,500               .60       2/96
                           Granted        Private placement            58,750             $1.00       8/98
                           Granted        Consultant                   56,250             $1.00       2/00
                           Granted        Employee                     25,000             $1.00       8/00
                           Granted        Employee                     25,000             $1.00      12/00
                         ------------------------------------------------------------------------------------
                         December 31, 1995                          1,797,500
                         ====================================================================================

                         In regards to the issuance of 300,000 warrants to an officer at $.40 per warrant during the year ended December 31, 1995, compensation expense of $153,000 was recorded as the fair market value of the warrants at the measurement date. Compensation expense was not recorded for any other issuances of warrants to officers or employees as the fair market value of the warrants was below the exercise price.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.  COMPENSATORY         During the year ended December 31, 1995, the Company
    STOCK BENEFIT        adopted the Compensatory Stock Benefit Plan (the "1995
    PLANS                Plan") for certain technical and professional
                         employees and independent third parties who provide services in connection with the development of the Company's products or otherwise in connection with its business. The 1995 Plan authorizes the Company to issue up to 1,750,000 shares under the 1995 Plan. Shares may be awarded under the 1995 Plan until December 31, 1996.
                         At December 31, 1995, all 1,750,000 shares were issued under the 1995 Plan.

                         During the year ended December 31, 1994, the Company adopted the Compensatory Stock Benefit Plan (the "1994 Plan") for certain technical and professional employees and independent third parties who provide services in connection with the development of the Company's products or otherwise in connection with its business. The 1994 Plan authorizes the Company to issue up to 500,000 shares under the 1994 Plan. At December 31, 1994, all 500,000 shares were issued under the 1994 Plan.

7.  LOSS ON              At January 1, 1994, the Company held 59,200 shares of
    SALE OF              Golden Triangle Royalty and Oil stock. This investment
    MARKETABLE           had a cost basis of $111,000 and a fair market value of
    SECURITIES           $74,000. This investment was being carried on the books
                         at the lower of cost or market which reflected an unrealized loss of $37,000. During the year ended
                         December 31, 1994, this investment was liquidated at an additional loss of $18,655.

8.  LOSS FROM            Effective January 1, 1994, the Company completed the
    DISPOSAL OF          liquidation of its oil and gas operations and their
    OIL AND GAS          related assets and liabilities. These consisted
    OPERATIONS           primarily of a small amount of cash, a note receivable
                         (offset by a deferred gain allowance), oil and gas leases, and royalty payables. Consideration for this transaction consisted of the transferee's assumption of the potential plugging and environmental liabilities associated with these assets and a note receivable from a third party which proved to be worthless. The Company recognized a loss of $371,374 as the result of this disposition during the year ended December 31, 1994.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.  RELATED PARTY        During the year ended December 31, 1995, Mr. Thomas
    TRANSACTIONS         Glasgow, a director of the Company, received
                         compensation of $25,297 for computer and other general corporate consulting services.

                         In June 1994, the Company issued 700,000 shares of its common stock to Surgisafe, Inc. ("Surgisafe") in exchange for Surgisafe's assignment to the Company (the "Surgisafe Assignment") of Surgisafe's rights under an exclusive sales agreement entered into with the Company on September 11, 1992 (the "Surgisafe Agreement"). Under the Surgisafe Agreement, Surgisafe had the exclusive right to sell the CRS and ICP, as well as other future products in a defined sales territory. Under the Surgisafe Agreement, the Company was obligated to pay Surgisafe commissions equal to 20% of the net sales price of sales in the sales territory and to issue to Surgisafe 16,667 shares of the Company's common stock. The 700,000 shares of the common stock issued to Surgisafe in June 1994 pursuant to the Surgisafe Assignment were distributed in February 1995 to Mr. William E. Mayer, III, the son of William E. Mayer, II, a member of the Company's Scientific Advisory Board, and Mr. Roland Frasier, III, the son of
                         B. Roland Freasier, II, the Executive Vice President of the Company. Mr. Mayer III was appointed to the Company's Board of Directors and subsequently resigned in 1995.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  INCOME TAXES        The types of temporary differences between the tax
                         bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                               December 31,                                     1995                1994
                               ===========================================================================
                               Capital lease liability                  $          -         $     1,696
                               Excess tax depreciation over book              (9,715)             (3,871)
                               Investment tax credit carryforward              6,941               6,941
                               Net operating loss carryforwards            4,640,045           3,508,583
                               Valuation allowance                        (4,637,271)         (3,513,349)
                               ---------------------------------------------------------------------------

                                                                        $          -         $         -
                               ===========================================================================

                         Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a valuation allowance has been recorded for the full amount.

                         At December 31, 1995, the Company had approximately $12,540,147 of federal operating loss carryovers and $4,047,257 of state operating loss carryovers to offset future taxable income; these carryovers will expire in various years through 2010. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitation will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of ownership change. The dollar amount of these limitations is indeterminable at this time.

11.  FOURTH QUARTER      During the fourth quarter of the year ended December
     ADJUSTMENTS         31, 1995, the Company recorded net adjustments in the
     AND                 amount of $525,965 relating to the reversal of an
     TRANSACTIONS        estimated loss accrual for litigation of $286,996, an
                         adjustment to deferred compensation of 118,969, and the recording of prepaid royalties of $120,000. The adjustments decreased net loss by $.08 per share for the year ended December 31, 1995.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.  SUPPLEMENTAL        On December 18, 1995, $275,000 of convertible
     EARNINGS PER        promissory notes were converted into common stock. Had
     SHARE DATA          this conversion occurred on June 23, 1995, the date of
                         issuance, the reported net loss per common share for the year ended December 31, 1995 would have decreased
                         $.02 to ($.39).

13.  SUPPLEMENTAL        During the year ended December 31, 1995, the Company
     DISCLOSURES OF      issued Series I convertible preferred stock valued at
     NON-CASH            $384,375 in conjunction with notes payable issued in a
     OPERATING,          private placement (Note 5).  This amount is recorded as
     INVESTING AND       an original issue discount.
     FINANCING
     TRANSACTIONS        During the years ended December 31, 1995 and 1994,
                         $275,000 and $52,364 of debt was converted into common stock (Note 5).

                         During the years ended December 31, 1995 and 1994, deferred compensation expense of $181,094 and $66,406 was recorded relating to accrued employee stock grants (Note 4).

                         During the year ended December 31, 1995, $153,000 of compensation expense was recorded relating to the issuance of warrants with an exercise price below fair market value at the date of issuance.

                         During the years ended December 31, 1995 and 1994, $1,563,130 and $1,130,848 of obligations relating to purchases and services rendered were satisfied through the issuance of common stock.

                         During the years ended December 31, 1995 and 1994, $50,000 and $353,333 of obligations relating to the purchase of patents and marketing licenses were paid for through the issuance of common stock.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14.  SUBSEQUENT          On January 19, 1996, the Company amended its Articles
     EVENTS              of Incorporation to increase the authorized shares of
                         Series I Convertible Preferred Stock from 187,500 to
                         247,500. These additional 93,750 shares were issued as a part of the completion of the Company's private placement (see Note 2).

                         The 1996 Stock Compensation Plan (the "1996 Plan") was established by the Company effective January 10, 1996. The 1996 Plan allows for issuance of common stock to certain technical and professional employees and independent third parties who provide services in connection with the development of the Company's products or otherwise in connection with its business. The 1996 Plan authorizes the Company to issue up to 950,000 shares under the 1996 Plan. Shares may be awarded under the Plan until January 10, 1998. As of April 1, 1996, 381,140 shares were issued under the 1996 Plan.