Form 10-K/A
period 1995-12-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-05-03
CIK 723906

                     US Securities and Exchange Commission
                             Washington, DC 20549

                                  FORM 10-KSB/A
Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

        9171 Towne Centre Drive, Suite 355, San Diego, California 92122
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

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company leases its executive offices, which occupy approximately 3,256 square feet, at 9171 Towne Centre Drive, Suite 355, San Diego, CA 92122. The Company's rent is approximately $5,210 per month through April 20, 1998. The Company is also responsible for its pro-rata share of increased operating expenses starting in 1997 predicated upon a 1996 base year.

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

                                                        Bid Price
                                                        ---------
                                               High                  Low
                                               -------------------------
1994
- ----

     First Quarter                             $3.00               $1.00
     Second Quarter                            $2.19               $0.88
     Third Quarter                             $2.22               $1.06
     Fourth Quarter                            $1.25               $0.88

1995
- ----

     First Quarter                             $1.00               $0.56
     Second Quarter                            $1.44               $0.38
     Third Quarter                             $1.63               $0.75
     Fourth Quarter                            $1.06               $0.63

1996
- ----

     First Quarter                             $ .88               $ .50

     Second Quarter (through April 1, 1996)    $1.00               $ .75

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

General
- -------

     From its incorporation in 1980 until June of 1992, the Company was engaged exclusively in oil and gas activities. In June 1992 the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. Accordingly, the results of the Company's operations prior to 1994 are not necessarily comparable. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company. In the fourth quarter of 1995, the Company changed its method of amortizing its license agreements from commencement of product shipments to the estimated useful life of the license agreement. The effects of the changes on the consolidated statements of operations are to increase the losses as shown in Note 14 to the financial statements in
Item 7.

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

     General and Administrative

     General and administrative costs were $2,102,612 in 1995 as compared to a restated $1,834,402 in 1994, representing an increase of 14.6% This increase was the result of the hiring in 1995 of a vice president of marketing and two regional sales managers, increased advertising and promotional expenses to introduce the PAS device, and higher office expenses and rental costs. The Company's office expenses and rental costs were $116,700 in 1995 as compared to $78,200 in 1994.

     Losses

     The Company's net loss for 1995 was $3,049,047 as compared to $3,005,803 in 1994 representing an increased loss of 1.4%. This increased loss was primarily attributable to an increase in research and development and general and administrative costs which exceeded the loss incurred by the Company in discontinuing its oil and gas operations in 1994. Loss per share was $.45 in 1995 as compared to a restated $.95 in 1994, representing a decrease of 54.5%. This decrease was primarily attributable to the increase in the average number of shares outstanding in 1995 as compared to 1994.

Liquidity and Capital Resources
- -------------------------------

     To date, the Company has funded its capital requirements for its current medical device operations from the sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at December 31, 1995 was $306,851 as compared to $483,611 at December 31, 1994, representing a decrease of 36.5%. In 1995, $1,435,445 of net cash was used for operating activities plus $104,270 was invested in patents, and property and equipment. These amounts were not fully offset by the $1,362,955 received by the Company in 1995 from financing activities. Net cash used in operating activities in 1995 consisted principally of a net loss of $3,049,047, plus an increase in other net assets (excluding cash) of $273,984, the reversal of a reserve for litigation in the amount of $286,996 which were offset by $1,563,130 in common stock paid for services in lieu of cash, plus depreciation, amortization and non-cash compensation accrual and recognition of $611,452. Financing activities in 1995 resulted in $1,182,500 of net proceeds, from notes payable plus the receipt of $231,959 in net proceeds from the issuance of common stock. The Company also repaid $51,504 in principal with respect to outstanding notes and leases in 1995. The Company's increase in current assets in 1995 of $58,915 or 12.2% was offset by an increase in current liabilities of $366,461 or 61.8% from December 31, 1994 to December 31, 1995. These changes in current assets and current liabilities resulted in an increase in the Company's negative working capital position to $417,120 at December 31, 1995 from $109,574 at December 31, 1994. Management expects to increase working capital to meet the growing requirements of the Company as it brings its products to market. The Company plans to fund its working capital needs from the proceeds of the anticipated public offering of convertible preferred stock in the second quarter of 1996 and certain minimum sales of the PAS during the year.

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

Net Operating Loss Carryforwards
- --------------------------------

     At December 31, 1995, the Company had approximately $12,907,808 of federal operating loss carryovers and $4,231,087 of state operating loss carryovers to offset future taxable income; these carryovers will expire in various years through 2010. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of ownership change. The dollar amount of these limitations is indeterminable at this time.

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


                                      MEDICAL DEVICE TECHNOLOGIES, INC.



Dated:  May, 1, 1996                    By:/s/ Edward C. Hall
                                          --------------------
                                             Chief Financial Officer, Principal
                                             Accounting Officer

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

     As discussed in Note 14 to the financial statements, the Company changed its method of computing amortization in the fourth quarter of 1995.

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

                                                      /s/BDO Seidman, LLP

Los Angeles, California
January 29, 1996, except for
  Notes 4 and 15 which are
  as of April 1, 1996

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

As discussed in Note 14 to the financial statements, the Company changed its method of computing amortization in the fourth quarter of 1995.

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


/s/ Robert Early & Company
________________________________
Robert Early & Company, P.C.
Abilene, Texas

February 17, 1995, except for Note 14 which is as of December 31, 1995

                           MEDICAL DEVICE TECHINOLOGIES, INC. AND SUBSIDIARY
                                            (FORMERLY CYTOPROBE CORPORATION)
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                      1995        1994
                                                           (restated)
- -------------------------------------------------------------------
ASSETS (Note 2)

CURRENT ASSETS
 Cash                                        $ 306,851   $ 483,611
 Inventory                                     147,593           -
 Prepaid royalties (Note 4)                     60,000           -
 Prepaid expenses and other assets              28,082           -
- -------------------------------------------------------------------
Total current assets                           542,526     483,611
- -------------------------------------------------------------------


PROPERTY AND EQUIPMENT:
 Furniture and fixtures                        112,149      75,015
 Machinery and equipment                        17,136           -
 Equipment under capital lease                   5,349       5,349
- -------------------------------------------------------------------
                                               134,634      80,364

 Less accumulated depreciation                  37,309      16,563
- -------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                      97,325      63,801
- -------------------------------------------------------------------


LICENSE AGREEMENTS(net of accumulated        1,858,468   1,939,299
amortization of $367,661 and $236,830)
PREPAID ROYALTIES (Note 4)                     115,000           -

LOAN ORIGINATION FEES (Note 2)                 117,500           -

PREPAID MARKETING COSTS (net of amortization of
 $493,075 at December 31, 1994)                      -     125,781

OTHER ASSETS                                    44,341       8,341
- -------------------------------------------------------------------
                                            $2,775,160  $2,620,833
===================================================================

                           MEDICAL DEVICE TECHINOLOGIES, INC. AND SUBSIDIARY
                                            (FORMERLY CYTOPROBE CORPORATION)
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                      1995              1994
                                                                                 (restated)
- -------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $  276,366        $  164,958
 Accrued expenses                                               40,927           326,640
 Accrued patent license cost                                         -            50,000
 Short-term notes payable, net of unamortized
  discount of $384,375 (face value of $1,025,000 in 1995)
  (Note 2)                                                     640,625            50,000
 Current obligation under capital lease (Note 3)                 1,728             1,587
- ------------------------------------------------------------------------------------------

Total current liabilities                                      959,646           593,185

OTHER LIABILITIES
 Capital lease obligation (Note 3)                               1,755             3,400
- ------------------------------------------------------------------------------------------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (Note 5)
 Series I convertible preferred stock, 187,500
  shares authorized, 153,750 issued and outstanding            384,375                 -
 Preferred stock, 10,000,000 shares authorized,
  $.01 par value, 0 shares issued and outstanding                    -                 -
 Common stock, $.15 par value (100,000,000 shares
  authorized, 8,393,199 and 4,289,963 outstanding)           1,258,980           643,495
 Stock to be issued (50,000 and 1,096,875 shares)               23,440           796,250
 Additional paid-in capital                                 12,146,899         9,716,485
 Deferred compensation (Note 4)                                247,500            66,406
 Accumulated deficit ($8,540,733 and $5,491,686
  accumulated during the development stage through
  December 31, 1995 and 1994)                              (12,247,435)       (9,198,388)
 -----------------------------------------------------------------------------------------

Total stockholders' equity                                   1,813,759         2,024,248
- ------------------------------------------------------------------------------------------

                                                            $2,775,160        $2,620,833
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

                               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                           June 1, 1992 to
                                                                             December 31,
                                           Year ended December 31,              1995
                                       --------------------------------
                                               1995                1994     (Cumulative)
                                                                (restated)   (restated)
- --------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Research and development              $    943,510        $    778,468       $  2,056,504
 General and administrative               2,102,612           1,834,407          5,506,382
- --------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS          (3,046,122)         (2,612,870)        (7,562,886)

OTHER INCOME (EXPENSE):
 Interest income                                  -                   -              6,096
 Interest expense                            (2,925)             (2,904)            (6,883)
 Loss on sale marketable
  securities (Note 6)                             -             (18,655)           (20,790)
 Net unrealized loss on
  marketable securities                           -                   -            (64,500)

LOSS BEFORE DISCONTINUED OPERATIONS
 AND DISPOSAL OF OIL AND GAS
 OPERATIONS                                (3,049,047)         (2,634,429)        (7,648,963)

DISCONTINUED OPERATIONS                           -                   -           (520,396)

LOSS FROM DISPOSAL OF OIL AND
 GAS OPERATIONS (Note 7)                          -            (371,374)          (371,374)
- --------------------------------------------------------------------------------------------
NET LOSS                               $ (3,049,847)       $ (3,005,803)      $ (8,540,733)
============================================================================================
PRIMARY LOSS PER SHARE:

Loss from continuing operations        $       (.45)       $       (.87)
Loss from disposal of oil and
 gas operations                                   -                (.12)
- ------------------------------------------------------------------------

Net loss                               $       (.45)       $       (.99)
=========================================================================

Weighted average shares outstanding       6,714,168           3,032,813
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

================================================================================

                                                                                                     Additional
                                           Preferred Stock                   Common Stock               Paid-In
                                       ------------------------      ---------------------------
                                           Shares        Amount           Shares           Amount       Capital
=================================================================================================================
Balance, May 31, 1992                           -    $        -        2,859,017     $    440,008  $  4,252,058

Common stock issued for:
  Cash                                          -             -          717,667           96,494       462,450
  Research and development
   and services                                 -             -          455,932           68,390       359,046
  Patent and licensing costs                    -             -          350,000           52,500        78,750
  Prepaid market research                       -             -        1,150,000          172,500       258,750
Stock to be issued                              -             -                -                -       163,958
Net loss from June 1
 through December 31, 1992                      -             -                -                -             -
- ----------------------------------------------------------------------------------------------------------------

Balances, December 31, 1992                     -             -        5,532,616          829,892     5,575,012
================================================================================================================

Common stock issued for:
  Cash                                          -             -          625,500           93,825       237,400
  Patent and licensing costs                    -             -        1,000,000          150,000       639,000
  Research and development,
   compensation, and services                   -             -          725,000          108,750       705,294
Stock to be issued                              -             -                -                -             -
Net loss for 1993                               -             -                -                -             -
- ----------------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                     -    $        -        7,883,116     $  1,182,467  $  7,156,706
================================================================================================================
=========================================================================================================
                                                           Deferred         Retained
                                           Stock           Compen-          Deficit
                                       To Be Issued          sation        (restated)           Total
========================================================================================================
Balance, May 31, 1992                           -                 -   $   (3,706,702)         $985,364

Common stock issued for:
  Cash                                          -                 -                -           558,944
  Research and development
   and services                                 -                 -                -           427,436
  Patent and licensing costs                    -                 -                -           131,250
  Prepaid market research                       -                 -                -           431,250
Stock to be issued                         75,000                 -                -           238,958
Net loss from June 1
 through December 31, 1992                      -                 -         (778,576)         (778,576)
- --------------------------------------------------------------------------------------------------------

Balances, December 31, 1992                75,000                 -       (4,485,278)        1,994,626
========================================================================================================

Common stock issued for:
  Cash                                    (75,000)                -                -           256,225
  Patent and licensing costs                    -                 -                -           789,000
  Research and development,
   compensation, and services                   -                 -                -           814,044
Stock to be issued                         42,000                 -                -            42,000
Net loss for 1993                               -                 -       (1,707,307)       (1,707,307)
- --------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                42,000                 -    $  (6,192,585)     $  2,188,588
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
================================================================================

                                                                                                      Additional
                                      Preferred Stock                       Common Stock                 Paid-In
                                  ------------------------          ----------------------------
                                      Shares        Amount              Shares            Amount         Capital
=================================================================================================================
Balance, January 1, 1994                  -     $      -             7,883,116       $ 1,182,467     $ 7,156,706

Reverse stock split                       -            -            (6,569,121)         (985,368)        985,368
Common stock issued for: (Note 5)
  Cash                                    -            -               769,640           115,446         368,816
  Research and development,
    compensation  and services            -            -             1,211,828           181,774         949,074
  Patent and licensing costs              -            -               900,000           135,000         218,333
  Conversion of debt                      -            -                94,500            14,175          38,189
Stock to be issued                        -            -                     -                 -               -
Accrued stock issuance (Note 4)           -            -                     -                 -               -
Net loss for 1994                         -            -                     -                 -               -
- -------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1994                -           -             4,289,963           643,494       9,716,486
===================================================================================================================

Stock to be issued (Note 5)                -           -
Common stock issued for: (Note 5)
  Cash                                     -           -                86,000            12,900          17,100
  Patent and licensing costs               -           -                40,000             6,000          44,000
  Purchases, research and development,
    compensation, and services             -           -             1,807,561           271,135       1,291,995
  Conversion of debt                       -           -               687,500           103,125         171,875
  Private placement                        -           -             1,482,175           222,326         752,443
Accrued stock issuance (Note 4)            -           -                     -                 -               -
Issuance of warrants (Note 5)              -           -                     -                 -         153,000
Issuance of preferred stock (Note 5) 153,750     384,375                     -                 -               -
Net loss for 1995                          -           -                     -                 -               -
- ------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995          153,750    $384,375              8,393,199      $  1,258,980    $ 12,146,899
==================================================================================================================
                                                      Deferred         Retained
                                        Stock          Compen-         Deficit
                                     To Be Issued       sation        (restated)           Total
=================================================================================================

Balance, January 1, 1994                 42,000       $      -     $(6,192,585)     $ 2,188,588

Reverse stock split                           -              -               -                -
Common stock issued for: (Note 5)
  Cash                                  (42,000)             -               -          442,262
  Research and development,
   compensation  and services                 -              -               -        1,130,848
  Patent and licensing costs                  -              -               -          353,333
  Conversion of debt                          -              -               -           52,364
Stock to be issued                      796,250              -               -          796,250
Accrued stock issuance  (Note 4)              -         66,406               -           66,406
Net loss for 1994                             -              -      (3,005,803)      (3,005,803)
- -------------------------------------------------------------------------------------------------

Balances, December 31, 1994             796,250         66,406      (9,198,388)      (2,024,248)
=================================================================================================

Stock to be issued (Note 5)             201,959              -               -          201,959
Common stock issued for: (Note 5)
  Cash                                        -              -               -           30,000
  Patent and licensing costs                  -              -               -           50,000
  Purchases, research and development,
   compensation, and services                 -              -               -        1,563,130
  Conversion of debt                          -              -               -          275,000
  Private placement                    (974,769)             -               -                -
Accrued stock issuance (Note 4)               -        181,094               -          181,094
Issuance of warrants (Note 5)                 -              -               -          153,000
Issuance of preferred stock (Note 5)          -              -               -          384,375
Net loss for 1995                             -              -      (3,049,047)      (3,049,047)
- -------------------------------------------------------------------------------------------------

Balances, December 31, 1995              23,440       $247,500     (12,247,435)      $1,813,759
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH                                                      June 1, 1992 to
                                                                                   December 31,
                                                 Year ended December 31,               1995
                                             -------------------------------       (Cumulative)
                                                     1995               1994
                                                                     (restated)     (restated)
==================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (3,049,047)      $ (3,005,803)        $(8,540,733)
 Adjustments to reconcile net loss
  to net cash provided by operations:
    Loss from discontinued operations
     from January 1 through May 31, 1992                -                  -            (101,599)
    Stock paid for services                     1,563,130          1,130,848           3,522,741
    Compensation recognized relating to
     accrued employee stock grants                181,094             66,406             247,500
    Compensation recognized relating to
     the issuance of warrants                     153,000                  -             153,000
    Bad debt expense                                    -                  -             394,720
    Depreciation and amortization                 277,358            521,486           1,022,482
    Loss on disposal of fixed assets                    -              5,804             102,595
    Reversal of litigation outstanding at
     end of prior year                           (286,996)                 -            (286,996)
    Loss on sale of marketable securities               -             18,655              48,290
    Net unrealized loss on marketable
     securities                                         -                  -              37,000
    Loss on disposal of oil and gas operations          -            368,894             368,894
    Increase (decrease) from changes in:
     Accounts receivable                                -             16,906               2,515
     Interest receivable                                -                  -               8,053
     Amounts due from related party                     -                  -               1,682
     Inventory                                   (147,593)                 -            (147,593)
     Prepaid royalties                           (175,000)                 -            (175,000)
     Prepaid expenses and other assets            (28,082)            (8,341)           (204,424)
     Other assets                                 (36,000)                 -             (44,341)
     Accounts payable                             111,408             31,519             189,284
     Accrued expenses and taxes                     1,283             60,750              43,827
- --------------------------------------------------------------------------------------------------
Net cash used in operating activities          (1,435,445)         (792,876)          (3,357,103)
- --------------------------------------------------------------------------------------------------

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                 (FORMERLY CYTOPROBE CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Increase (Decrease) in Cash                                                         June 1, 1992 to
                                                                                      December 31,
                                                   Year ended December 31,                1995
                                               ------------------------------         (Cumulative)
                                                       1995              1994
                                                                      (restated)      (restated)
=====================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
 Patent and marketing licensing costs               (50,000)          (89,260)             (525,110)
 Purchase of property and equipment                 (54,270)          (39,689)             (142,374)
 Proceeds from sale of marketable securities              -            55,345               110,671
 Loan payments received                                   -                 -                44,560
 Proceeds from sale of fixed assets                       -                 -                11,634
 Investment by discontinued operations                    -                 -                 8,323
- -----------------------------------------------------------------------------------------------------

Net cash used in investing activities              (104,270)          (73,604)             (492,296)
- -----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings from related party                        -                 -                22,608
Proceeds from notes payable                       1,182,500            50,000             1,282,500
 Principal payments on notes payable                (50,000)                -               (50,000)
 Proceeds from common stock to be issued            201,959           754,250             1,237,167
 Proceeds from issuing common stock                  30,000           486,627             1,364,052
 Capital lease financing                             (1,504)            4,987                 3,483
 Advances on private common
  stock placement                                         -            44,217               296,440
- -----------------------------------------------------------------------------------------------------

Net cash provided by financing activities         1,362,955         1,340,081             4,156,250
- -----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                    (176,760)          473,601               306,851

CASH, beginning of year                             483,611            10,010                     -
- -----------------------------------------------------------------------------------------------------

CASH, end of year                                  $306,851          $483,611              $306,851
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

LICENSE                  The Company has entered into various license agreements
AGREEMENTS               whereby the Company has acquired the exclusive
                         worldwide rights to commercialize, manufacture, and sell its three products. In addition, the Company paid finder's fees relating to two of the three products.
                         These costs, along with legal costs to register the related patents, have been capitalized and are being amortized over the estimated useful life of the license agreement

INCOME TAXES             Effective January 1, 1994, the Company adopted FAS
                         109 "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, FAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized.
                         The adoption of FAS 109 did not have any effect on the financial statements of the Company.

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

11.  FOURTH QUARTER      During the fourth quarter of the year ended December
     ADJUSTMENTS         31, 1995, the Company recorded net adjustments in the
     AND                 amount of $656,796 relating to the reversal of an
     TRANSACTIONS        estimated loss accrual for litigation of $286,996, an
                         adjustment to deferred compensation of 118,969, the recording of prepaid royalties of $120,000 the recording of amortization expense of $130,831. The adjustments decreased net loss by $.10 per share for the year ended December 31, 1995.

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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


14. Change           In the fourth quarter of 1995, the Company changed its
    in Accounting    method of amortizing its license agreements from
    Principle        commencement of product shipment to the estimated useful
                     life of the license agreement. This method was adopted because the Company believes it results in a better matching of expenses with revenues. This change in accounting method has been applied by retroactively restating the financial statements of the Company for the years ended December 31, 1995 and 1994 and from June 1,
                     1992 to December 31, 1995 (cumulative). The effects of the changes on the consolidated statements of operations is to increase the losses as follows:

                                                                                         June 1, 1992
                                                                                          to December
                                                                                           31, 1995
                     Years ended December 31,                  1995          1994        (Cumulative)
                     ================================================================================
                     Net loss:
                       Effect on continuing
                          operations                        $(130,831)     $(117,270)      $(367,661)
                       Effect on discontinued
                          operations and disposal
                          of oil and gas operations                --             --              --
                       Effect on net loss                    (130,831)      (117,270)       (367,661)


                     Primary loss per share:
                       Effect on continuing
                          operations                             (.02)          (.04)             --
                       Effect on discontinued
                          operations and disposal
                          of oil and gas operations                --             --              --
                       Effect on net loss                        (.02)          (.04)             --

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.  SUBSEQUENT          On January 19, 1996, the Company amended its Articles
     EVENTS              of Incorporation to increase the authorized shares of
                         Series I Convertible Preferred Stock from 187,500 to
                         247,500. These additional 93,750 shares were issued as a part of the completion of the Company's private placement (see Note 2).

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