Form 10KSB/A
period 1995-12-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-05-14
CIK 723906

                     US Securities and Exchange Commission
                             Washington, DC 20549

                                  FORM 10-KSB/A No. 2
Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

General
- -------

     From its incorporation in 1980 until June of 1992, the Company was engaged exclusively in oil and gas activities. In June 1992 the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. Accordingly, the results of the Company's operations prior to 1994 are not necessarily comparable. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company. In the fourth quarter of 1995, the Company changed its method of amortizing its license agreements from commencement of product shipments to the estimated useful life of the license agreement, which is ten years. The effects of the changes on the consolidated statements of operations are to increase the losses as shown in Note 15 to the financial statements in Item 7.

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

     General and Administrative

     General and administrative costs were $2,194,393 in 1995 as compared to a restated $1,916,895 in 1994, representing an increase of 14.5% This increase was the result of the hiring in 1995 of a vice president of marketing and two regional sales managers, increased advertising and promotional expenses to introduce the PAS device, and higher office expenses and rental costs. The Company's office expenses and rental costs were $116,700 in 1995 as compared to $78,200 in 1994.

     Losses

     The Company's net loss for 1995 was $3,140,828 as compared to $3,088,296 in 1994 representing an increased loss of 1.7%. This increased loss was primarily attributable to an increase in research and development and general and administrative costs which exceeded the loss incurred by the Company in discontinuing its oil and gas operations in 1994. Loss per share was $.47 in 1995 as compared to a restated $1.02 in 1994, representing a decrease of 54%. This decrease was primarily attributable to the increase in the average number of shares outstanding in 1995 as compared to 1994.

Liquidity and Capital Resources
- -------------------------------

     To date, the Company has funded its capital requirements for its current medical device operations from the sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at December 31, 1995 was $306,851 as compared to $483,611 at December 31, 1994, representing a decrease of 36.5%. In 1995, $1,435,445 of net cash was used for operating activities plus $104,270 was invested in patents, and property and equipment. These amounts were not fully offset by the $1,362,955 received by the Company in 1995 from financing activities. Net cash used in operating activities in 1995 consisted principally of a net loss of $3,140,828, plus an increase in other net assets (excluding cash) of $273,984, the reversal of a reserve for litigation in the amount of $286,996 which were offset by $1,563,130 in common stock paid for services in lieu of cash, plus depreciation, amortization and non-cash compensation accrual and recognition of $703,233. Financing activities in 1995 resulted in $1,182,500 of net proceeds, from notes payable plus the receipt of $231,959 in net proceeds from the issuance of common stock. The Company also repaid $51,504 in principal with respect to outstanding notes and leases in 1995. The Company's increase in current assets in 1995 of $58,915 or 12.2% was offset by an increase in current liabilities of $366,461 or 61.8% from December 31, 1994 to December 31, 1995. These changes in current assets and current liabilities resulted in an increase in the Company's negative working capital position to $417,120 at December 31, 1995 from $109,574 at December 31, 1994. Management expects to increase working capital to meet the growing requirements of the Company as it brings its products to market. The Company plans to fund its working capital needs from the proceeds of the anticipated public offering of convertible preferred stock in the second quarter of 1996 and certain minimum sales of the PAS during the year.

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
350 W. 22nd Street, Suite 103
Lombard, IL 60148

Don Arnwine                                            50,000  /(3) (6)/                          *
The Towers at Williams Square
5215 No. O'Connor, Suite 970
Irving, TX 75039

Virgil McDonald /(7)/                                 771,440                                   8.6
13410 Romana Drive
Whittier, CA 90602

All officers and directors                            739,035                                   8.1
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


                                      MEDICAL DEVICE TECHNOLOGIES, INC.



Dated:  May, 10, 1996                    By:/s/ Edward C. Hall
                                           --------------------
                                             Chief Financial Officer, Principal
                                             Accounting Officer

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

     As discussed in Note 15 to the financial statements, the Company changed its method of computing amortization in the fourth quarter of 1995.

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

                                                      /s/BDO Seidman, LLP

Los Angeles, California
January 29, 1996, except for
  Notes 5 and 16 which are
  as of April 1, 1996

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

As discussed in Note 15 to the financial statements, the Company changed its method of computing amortization in the fourth quarter of 1995.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has no operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robert Early & Company
________________________________
Robert Early & Company, P.C.
Abilene, Texas

February 17, 1995, except for Note 15 which is as of December 31, 1995

                           MEDICAL DEVICE TECHINOLOGIES, INC. AND SUBSIDIARY
                                            (FORMERLY CYTOPROBE CORPORATION)
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                      1995        1994
                                                           (restated)
- -------------------------------------------------------------------
ASSETS (Note 3)

CURRENT ASSETS
 Cash                                        $ 306,851   $ 483,611
 Inventory                                     147,593           -
 Prepaid royalties (Note 5)                     60,000           -
 Prepaid expenses and other assets              28,082           -
- -------------------------------------------------------------------
Total current assets                           542,526     483,611
- -------------------------------------------------------------------


PROPERTY AND EQUIPMENT:
 Furniture and fixtures                        112,149      75,015
 Machinery and equipment                        17,136           -
 Equipment under capital lease                   5,349       5,349
- -------------------------------------------------------------------
                                               134,634      80,364

 Less accumulated depreciation                  37,309      16,563
- -------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                      97,325      63,801
- -------------------------------------------------------------------


LICENSE AGREEMENTS (net of accumulated       1,598,242   1,770,854
amortization of $627,887 and $405,275)
(Note 2)
PREPAID ROYALTIES (Note 5)                     115,000           -

LOAN ORIGINATION FEES (Note 3)                 117,500           -

PREPAID MARKETING COSTS (net of amortization of
 $493,075 at December 31, 1994)                      -     125,781

OTHER ASSETS                                    44,341       8,341
- -------------------------------------------------------------------
                                            $2,514,934  $2,452,388
===================================================================

                           MEDICAL DEVICE TECHINOLOGIES, INC. AND SUBSIDIARY
                                            (FORMERLY CYTOPROBE CORPORATION)
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                      1995              1994
                                                                                 (restated)
- -------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $  276,366        $  164,958
 Accrued expenses                                               40,927           326,640
 Accrued patent license cost                                         -            50,000
 Short-term notes payable, net of unamortized
  discount of $384,375 (face value of $1,025,000 in 1995)
  (Note 3)                                                     640,625            50,000
 Current obligation under capital lease (Note 4)                 1,728             1,587
- ------------------------------------------------------------------------------------------

Total current liabilities                                      959,646           593,185

OTHER LIABILITIES
 Capital lease obligation (Note 4)                               1,755             3,400
- ------------------------------------------------------------------------------------------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (Note 6)
 Series I convertible preferred stock, 187,500
  shares authorized, 153,750 issued and outstanding            384,375                 -
 Preferred stock, 10,000,000 shares authorized,
  $.01 par value, 0 shares issued and outstanding                    -                 -
 Common stock, $.15 par value (100,000,000 shares
  authorized, 8,393,199 and 4,289,963 outstanding)           1,258,980           643,495
 Stock to be issued (50,000 and 1,096,875 shares)               23,440           796,250
 Additional paid-in capital                                 12,146,899         9,716,485
 Deferred compensation (Note 5)                                247,500            66,406
 Accumulated deficit ($8,800,959 and $5,660,131
  accumulated during the development stage through
  December 31, 1995 and 1994)                              (12,507,661)       (9,366,833)
 -----------------------------------------------------------------------------------------

Total stockholders' equity                                   1,553,533         1,855,803
- ------------------------------------------------------------------------------------------

                                                            $2,514,934        $2,452,388
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

                               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                           June 1, 1992 to
                                                                             December 31,
                                           Year ended December 31,              1995
                                       --------------------------------
                                               1995                1994     (Cumulative)
                                                                (restated)   (restated)
- --------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Research and development              $    943,510        $    778,468       $  2,056,504
 General and administrative               2,194,393           1,916,895          5,766,608
- --------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS          (3,137,903)         (2,695,363)        (7,823,112)

OTHER INCOME (EXPENSE):
 Interest income                                  -                   -              6,096
 Interest expense                            (2,925)             (2,904)            (6,883)
 Loss on sale marketable
  securities (Note 6)                             -             (18,655)           (20,790)
 Net unrealized loss on
  marketable securities                           -                   -            (64,500)

LOSS BEFORE DISCONTINUED OPERATIONS
 AND DISPOSAL OF OIL AND GAS
 OPERATIONS                              (3,140,828)         (2,716,922)        (7,909,189)

DISCONTINUED OPERATIONS                           -                   -           (520,396)

LOSS FROM DISPOSAL OF OIL AND
 GAS OPERATIONS (Note 7)                          -            (371,374)          (371,374)
- --------------------------------------------------------------------------------------------
NET LOSS                               $ (3,140,828)       $ (3,088,296)      $ (8,800,959)
============================================================================================
PRIMARY LOSS PER SHARE:

Loss from continuing operations        $       (.47)       $       (.90)
Loss from disposal of oil and
 gas operations                                   -                (.12)
- ------------------------------------------------------------------------

Net loss                               $       (.47)       $       (1.02)
=========================================================================

Weighted average shares outstanding       6,714,168            3,032,813
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

================================================================================

                                                                                                     Additional
                                           Preferred Stock                   Common Stock               Paid-In
                                       ------------------------      ---------------------------
                                           Shares        Amount           Shares           Amount       Capital
=================================================================================================================
Balance, May 31, 1992                           -    $        -        2,859,017     $    440,008  $  4,252,058

Common stock issued for:
  Cash                                          -             -          717,667           96,494       462,450
  Research and development
   and services                                 -             -          455,932           68,390       359,046
  Patent and licensing costs                    -             -          350,000           52,500        78,750
  Prepaid market research                       -             -        1,150,000          172,500       258,750
Stock to be issued                              -             -                -                -       163,958
Net loss from June 1
 through December 31, 1992                      -             -                -                -             -
- ----------------------------------------------------------------------------------------------------------------

Balances, December 31, 1992                     -             -        5,532,616          829,892     5,575,012
================================================================================================================

Common stock issued for:
  Cash                                          -             -          625,500           93,825       237,400
  Patent and licensing costs                    -             -        1,000,000          150,000       639,000
  Research and development,
   compensation, and services                   -             -          725,000          108,750       705,294
Stock to be issued                              -             -                -                -             -
Net loss for 1993                               -             -                -                -             -
- ----------------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                     -    $        -        7,883,116     $  1,182,467  $  7,156,706
================================================================================================================
=========================================================================================================
                                                           Deferred         Retained
                                           Stock           Compen-          Deficit
                                       To Be Issued          sation        (restated)           Total
========================================================================================================
Balance, May 31, 1992                           -                 -   $   (3,706,702)         $985,364

Common stock issued for:
  Cash                                          -                 -                -           558,944
  Research and development
   and services                                 -                 -                -           427,436
  Patent and licensing costs                    -                 -                -           131,250
  Prepaid market research                       -                 -                -           431,250
Stock to be issued                         75,000                 -                -           238,958
Net loss from June 1
 through December 31, 1992                      -                 -         (791,994)         (791,994)
- --------------------------------------------------------------------------------------------------------

Balances, December 31, 1992                75,000                 -       (4,498,696)        1,981,208
========================================================================================================

Common stock issued for:
  Cash                                    (75,000)                -                -           256,225
  Patent and licensing costs                    -                 -                -           789,000
  Research and development,
   compensation, and services                   -                 -                -           814,044
Stock to be issued                         42,000                 -                -            42,000
Net loss for 1993                               -                 -       (1,779,841)       (1,779,841)
- --------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                42,000                 -    $  (6,278,537)     $  2,102,636
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
================================================================================

                                                                                                      Additional
                                      Preferred Stock                       Common Stock                 Paid-In
                                  ------------------------          ----------------------------
                                      Shares        Amount              Shares            Amount         Capital
=================================================================================================================
Balance, January 1, 1994                  -     $      -             7,883,116       $ 1,182,467     $ 7,156,706

Reverse stock split                       -            -            (6,569,121)         (985,368)        985,368
Common stock issued for: (Note 5)
  Cash                                    -            -               769,640           115,446         368,816
  Research and development,
    compensation  and services            -            -             1,211,828           181,774         949,074
  Patent and licensing costs              -            -               900,000           135,000         218,333
  Conversion of debt                      -            -                94,500            14,175          38,189
Stock to be issued                        -            -                     -                 -               -
Accrued stock issuance (Note 4)           -            -                     -                 -               -
Net loss for 1994                         -            -                     -                 -               -
- -------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1994                -           -             4,289,963           643,494       9,716,486
===================================================================================================================

Stock to be issued (Note 5)                -           -
Common stock issued for: (Note 5)
  Cash                                     -           -                86,000            12,900          17,100
  Patent and licensing costs               -           -                40,000             6,000          44,000
  Purchases, research and development,
    compensation, and services             -           -             1,807,561           271,135       1,291,995
  Conversion of debt                       -           -               687,500           103,125         171,875
  Private placement                        -           -             1,482,175           222,326         752,443
Accrued stock issuance (Note 4)            -           -                     -                 -               -
Issuance of warrants (Note 5)              -           -                     -                 -         153,000
Issuance of preferred stock (Note 5) 153,750     384,375                     -                 -               -
Net loss for 1995                          -           -                     -                 -               -
- ------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995          153,750    $384,375              8,393,199      $  1,258,980    $ 12,146,899
==================================================================================================================
                                                      Deferred         Retained
                                        Stock          Compen-         Deficit
                                     To Be Issued       sation        (restated)           Total
=================================================================================================

Balance, January 1, 1994                 42,000       $      -     $(6,278,537)     $ 2,102,636

Reverse stock split                           -              -               -                -
Common stock issued for: (Note 5)
  Cash                                  (42,000)             -               -          442,262
  Research and development,
   compensation  and services                 -              -               -        1,130,848
  Patent and licensing costs                  -              -               -          353,333
  Conversion of debt                          -              -               -           52,364
Stock to be issued                      796,250              -               -          796,250
Accrued stock issuance  (Note 4)              -         66,406               -           66,406
Net loss for 1994                             -              -      (3,088,296)      (3,088,296)
- -------------------------------------------------------------------------------------------------

Balances, December 31, 1994             796,250         66,406      (9,366,833)       1,855,803
=================================================================================================

Stock to be issued (Note 5)             201,959              -               -          201,959
Common stock issued for: (Note 5)
  Cash                                        -              -               -           30,000
  Patent and licensing costs                  -              -               -           50,000
  Purchases, research and development,
   compensation, and services                 -              -               -        1,563,130
  Conversion of debt                          -              -               -          275,000
  Private placement                    (974,769)             -               -                -
Accrued stock issuance (Note 4)               -        181,094               -          181,094
Issuance of warrants (Note 5)                 -              -               -          153,000
Issuance of preferred stock (Note 5)          -              -               -          384,375
Net loss for 1995                             -              -      (3,140,828)      (3,140,828)
- -------------------------------------------------------------------------------------------------

Balances, December 31, 1995              23,440       $247,500     (12,507,661)      $1,553,533
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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH                                                      June 1, 1992 to
                                                                                   December 31,
                                                 Year ended December 31,               1995
                                             -------------------------------       (Cumulative)
                                                     1995               1994
                                                                     (restated)     (restated)
==================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (3,140,828)      $ (3,088,296)        $(8,800,959)
 Adjustments to reconcile net loss
  to net cash provided by operations:
    Loss from discontinued operations
     from January 1 through May 31, 1992                -                  -            (101,599)
    Stock paid for services                     1,563,130          1,130,848           3,522,741
    Compensation recognized relating to
     accrued employee stock grants                181,094             66,406             247,500
    Compensation recognized relating to
     the issuance of warrants                     153,000                  -             153,000
    Bad debt expense                                    -                  -             394,720
    Depreciation and amortization                 369,139            603,979           1,282,708
    Loss on disposal of fixed assets                    -              5,804             102,595
    Reversal of litigation outstanding at
     end of prior year                           (286,996)                 -            (286,996)
    Loss on sale of marketable securities               -             18,655              48,290
    Net unrealized loss on marketable
     securities                                         -                  -              37,000
    Loss on disposal of oil and gas operations          -            368,894             368,894
    Increase (decrease) from changes in:
     Accounts receivable                                -             16,906               2,515
     Interest receivable                                -                  -               8,053
     Amounts due from related party                     -                  -               1,682
     Inventory                                   (147,593)                 -            (147,593)
     Prepaid royalties                           (175,000)                 -            (175,000)
     Prepaid expenses and other assets            (28,082)            (8,341)           (204,424)
     Other assets                                 (36,000)                 -             (44,341)
     Accounts payable                             111,408             31,519             189,284
     Accrued expenses and taxes                     1,283             60,750              43,827
- --------------------------------------------------------------------------------------------------
Net cash used in operating activities          (1,435,445)         (792,876)          (3,357,103)
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


LOAN ORIGINATION         In conjunction with the Company's private placement
FEES                     notes payable (Note 3), the Company incurred $117,500
                         in loan origination fees during the year ended December
                         31, 1995. These fees will be amortized over approximately five months, which is the expected term of the notes payable as they are to be repaid upon consummation of the proposed public offering of convertible preferred stock.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

LICENSE                  The Company has entered into various license agreements
AGREEMENTS               whereby the Company has acquired the exclusive
                         worldwide rights to commercialize, manufacture, and sell its three products. In addition, the Company paid finder's fees relating to two of the three products.
                         These costs, along with legal costs to register the related patents, have been capitalized and are being amortized over ten years, which is the estimated useful life.

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


2. LICENSE
   AGREEMENTS

                         These assets are as follows:
                                                                    December 31,
                                                           -------------------------
                                       Useful Life               1995           1994
                         -----------------------------------------------------------
                         CRS             10 Years         $ 1,038,624    $ 1,038,624
                         ICP             10 Years             942,505        942,505
                         PAS             10 Years             245,000        195,000
                         -----------------------------------------------------------
                                                          $ 2,226,129    $ 2,176,129
                         Less accumulated amortization        627,887        405,275
                         -----------------------------------------------------------
                                                          $ 1,598,242    $ 1,770,854
                         ===========================================================



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
                     ====================================================

5.  COMMITMENTS    The Company is currently leasing its offices under a three year operating lease which ends July, 1997. Future minimum lease payments under this and other operating leases are as follows:

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

6.  STOCKHOLDERS'        COMMON STOCK
    EQUITY
                         During the year ended December 31, 1994, the Company issued 1,096,875 shares in a private placement offering. This stock was classified as stock to be issued at December 31, 1994 because the Company did not issue the shares until the offering was closed. During the first quarter of 1995, an additional 200,000 shares were sold. During the second quarter of 1995, the shares were issued. As the Company decided to reduce the purchase price from $.80 per share to $.70 per share, an additional 185,300 shares were issued, for a total of 1,482,175 shares. Net proceeds from the private placement, after deducting associated costs, amounted to $974,769.

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

                         During December 1995, in conjunction with the private placement of notes payable (Note 3), the Company issued 153,750 shares of Series I convertible preferred stock. The shares were assigned a value of $384,375. As no consideration was paid for the preferred stock, this amount is considered an original issue discount and will be amortized to interest expense over approximately five months, which is the expected term of the notes payable which are to be repaid upon consummation of Company's contemplated offering of preferred stock.

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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.  COMPENSATORY         During the year ended December 31, 1995, the Company
    STOCK BENEFIT        adopted the Compensatory Stock Benefit Plan (the "1995
    PLANS                Plan") for certain technical and professional
                         employees and independent third parties who provide services in connection with the development of the Company's products or otherwise in connection with its business. The 1995 Plan authorizes the Company to issue up to 1,750,000 shares under the 1995 Plan. Shares may be awarded under the 1995 Plan until December 31, 1996.
                         At December 31, 1995, all 1,750,000 shares were issued under the 1995 Plan.

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

8.  LOSS ON              At January 1, 1994, the Company held 59,200 shares of
    SALE OF              Golden Triangle Royalty and Oil stock. This investment
    MARKETABLE           had a cost basis of $111,000 and a fair market value of
    SECURITIES           $74,000. This investment was being carried on the books
                         at the lower of cost or market which reflected an unrealized loss of $37,000. During the year ended
                         December 31, 1994, this investment was liquidated at an additional loss of $18,655.

9.  LOSS FROM            Effective January 1, 1994, the Company completed the
    DISPOSAL OF          liquidation of its oil and gas operations and their
    OIL AND GAS          related assets and liabilities. These consisted
    OPERATIONS           primarily of a small amount of cash, a note receivable
                         (offset by a deferred gain allowance), oil and gas leases, and royalty payables. Consideration for this transaction consisted of the transferee's assumption of the potential plugging and environmental liabilities associated with these assets and a note receivable from a third party which proved to be worthless. The Company recognized a loss of $371,374 as the result of this disposition during the year ended December 31, 1994.

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

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.  INCOME TAXES        The types of temporary differences between the tax
                         bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                               December 31,                                     1995                1994
                               ===========================================================================
                               Capital lease liability                  $          -         $     1,696
                               Excess tax depreciation over book              (9,715)             (3,871)
                               Investment tax credit carryforward              6,941               6,941
                               Net operating loss carryforwards            5,182,724           3,508,583
                               Valuation allowance                        (5,179,950)         (3,513,349)
                               ---------------------------------------------------------------------------

                                                                        $          -         $         -
                               ===========================================================================

                         Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a valuation allowance has been recorded for the full amount.

                         At December 31, 1995, the Company had approximately $13,168,000 of federal operating loss carryovers and $4,361,200 of state operating loss carryovers to offset future taxable income; these carryovers will expire in various years through 2010. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitation will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of ownership change. The dollar amount of these limitations is indeterminable at this time.

12.  FOURTH QUARTER      During the fourth quarter of the year ended December
     ADJUSTMENTS         31, 1995, the Company recorded net adjustments in the
     AND                 amount of $748,577 relating to the reversal of an
     TRANSACTIONS        estimated loss accrual for litigation of $286,996, an
                         adjustment to deferred compensation of 118,969, the recording of prepaid royalties of $120,000 and the recording of amortization expense of $222,612. The adjustments decreased net loss by $.10 per share for the year ended December 31, 1995.

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.  SUPPLEMENTAL        On December 18, 1995, $275,000 of convertible
     EARNINGS PER        promissory notes were converted into common stock. Had
     SHARE DATA          this conversion occurred on June 23, 1995, the date of
                         issuance, the reported net loss per common share for the year ended December 31, 1995 would have decreased
                         $.02 to ($.45).

14.  SUPPLEMENTAL        During the year ended December 31, 1995, the Company
     DISCLOSURES OF      issued Series I convertible preferred stock valued at
     NON-CASH            $384,375 in conjunction with notes payable issued in a
     OPERATING,          private placement (Note 6).  This amount is recorded as
     INVESTING AND       an original issue discount.
     FINANCING
     TRANSACTIONS        During the years ended December 31, 1995 and 1994,
                         $275,000 and $52,364 of debt was converted into common stock (Note 6).

                         During the years ended December 31, 1995 and 1994, deferred compensation expense of $181,094 and $66,406 was recorded relating to accrued employee stock grants (Note 5).

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

                                                                                         June 1, 1992
                                                                                          to December
                                                                                           31, 1995
                     Years ended December 31,                  1995          1994        (Cumulative)
                     ================================================================================
                     Net loss:
                       Effect on continuing
                          operations                        $(222,612)     $(199,763)      $(627,887)
                       Effect on discontinued
                          operations and disposal
                          of oil and gas operations                --             --              --
                       Effect on net loss                    (222,612)      (199,763)       (627,887)


                     Primary loss per share:
                       Effect on continuing
                          operations                             (.03)          (.07)             --
                       Effect on discontinued
                          operations and disposal
                          of oil and gas operations                --             --              --
                       Effect on net loss                        (.03)          (.07)             --

                                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (FORMERLY CYTOPROBE CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

16.  SUBSEQUENT          On January 19, 1996, the Company amended its Articles
     EVENTS              of Incorporation to increase the authorized shares of
                         Series I Convertible Preferred Stock from 187,500 to
                         247,500. These additional 93,750 shares were issued as a part of the completion of the Company's private placement (see Note 2).

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