Form 10QSB
period 1996-03-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-05-15
CIK 723906

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

     (MARK ONE)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________
     Commission file number: 0-12365


                       MEDICAL DEVICE TECHNOLOGIES, INC.
                       ---------------------------------
         (exact name of small business issuer as specified in charter)



            Utah                                          58-1475517
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


   9171 Towne Centre Drive  -  Suite 355  -  San Diego, California  -  92122
   -------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (619) 455-7127
               ------------------------------------------------
               (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X              NO
                              -----               -----

At May 3, 1996 there were 8,949,839 shares of the company's common stock issued and outstanding. The aggregate market value of such shares (based on an average of the bid and offered price of $0.90 of these shares as of May 3, 1996) held by non-affiliates, was approximately $7,715,974.

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995................................................. F-1

          Consolidated Statement of Operations for the Three Months Ended
          March 31, 1996 and 1995............................................... F-3

          Consolidated Statement of Changes in Stockholders' Equity for the
          Three Months Ended March 31, 1996..................................... F-4

          Consolidated Statement of Cash Flows for the Three Months Ended
          March 31, 1996 and 1995............................................... F-5

          Notes to Consolidated Financial Statements............................ F-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION............   3

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.....................................................   7

ITEM 2.   CHANGES IN SECURITIES.................................................   7

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................................   7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   7

ITEM 5.   OTHER INFORMATION.....................................................   7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................   7

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

     See attached financial statements for the period ended March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
- - -------------------------------------------------------------------

     The following discussion of the Company's financial condition, results of operations and plan of operation should be read in conjunction with the Financial Statements and the Notes thereto appearing in Item 1 in this Form 10-QSB.

General
- - -------

     From its incorporation in 1980 until June of 1992, the Company was engaged exclusively in oil and gas activities. In June 1992 the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company. In the fourth quarter of 1995, the Company changed its method of amortizing its license agreements from commencement of product shipments to the estimated useful life of the license agreement which is ten years.

     The Company believes that its research and development costs will continue to be its largest single operating expense in 1996 as the Company completes the development of the CRS and ICP. As development of these devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can also be expected to grow accordingly.

     The Company, which is still in the development stage with respect to its current medical device operations, has not been profitable for the last 10 years and expects to incur additional operating losses for the foreseeable future.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto referred to in Part 1, Item 1.

Results of Operations
- - ---------------------

     Three months ended March 31, 1996 compared to three months ended March 31, 1995.

Revenues
- - --------

     There were no operating revenues in the first quarters of 1996 or 1995.

Operating Expenses
- - ------------------

     Research and Development

     Research and development costs in the first quarter of 1996 were $173,445 as compared to $170,657 in the first quarter of 1995, representing an increase of 1.6%. Reduction of PAS development costs were more than offset by increased development costs incurred on the CRS and ICP, in the first quarter of 1996 as compared to 1995.


     General and Administrative

     General and administrative costs were $1,095,506 in the first three months of 1996, an increase of 134.4% as compared to 1995. This increase was the result of the expense relating to the termination agreement with a former officer, amortization of patent licenses in the first quarter 1996, the hiring of two regional sales managers in the second half of 1995, hiring a vice president of new business development and a chief financial officer in March 1996, as well as higher auditing, legal, office expense in 1996 as compared to 1995.


     Losses

     The Company's net loss for the first quarter of 1996 was $1,785,284 which was 179.6% above 1995. This increased loss was primarily attributable to accrued interest and the amortization of discount of $516,333 in the first quarter of 1996 associated with short term notes anticipated to be repaid with the Company's public offering anticipated in 1996, in addition to increased other general and administrative costs. Loss per share was $0.21 in 1996 as compared to $0.11 in 1995, representing an 90.9% increased loss. Loss per share would have been 55.5% greater if the weighted average of shares outstanding was the same in the first quarter 1996 as in 1995.


Liquidity and Capital Resources
- - -------------------------------

     To date, the Company has funded its capital requirements for its current medical device operations from the private sales of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at March 31, 1996 was $192,333 as compared to $306,851 at December 31, 1995, representing a decrease of 37.3%. In the first quarter of 1996, $582,361 of net cash was used for operating activities plus $94,065 was invested in patent licenses and property and equipment. These amounts were not fully offset by a net of $561,908 received by the Company in the first quarter of 1996 from financing activities. Net cash used in operating activities in the first quarter of 1996 consisted principally of a net loss of $1,703,737, which was offset by a decrease in other net assets (excluding cash) of $343,085, $236,255 in common stock paid for services in lieu of cash, and depreciation, amortization and non-cash compensation accrual and recognition of $623,583.

     The Company's increase in current assets in the first quarter of 1996, as compared to December 31, 1995, was $17,187 or 3.2%. This was offset by an increase in current liabilities of $1,261,998, or 131.5%, from December 31, 1995 to March 31, 1996, principally due to increased short term notes payable, which are anticipated to be paid with the proceeds of the public offering expected in 1996, accrued license fee payable associated with the buyout of the license of a CRS patent holder, and an employee termination agreement obligation incurred in the first quarter. These changes in current assets and current liabilities resulted in an increase in the Company's negative working capital position to $1,661,931 at March 31, 1996 as compared to ($417,120) at December 31, 1995. Management expects to meet its 1996 working capital requirements from its anticipated public offering of convertible preferred shares in 1996. However, the successful completion of the Company's anticipated public offering can not be assured.

     The Company's recurring losses from operations, negative working capital and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern.

     The Company had inventory at March 31, 1996 totaling $205,887 consisting of finished goods of $59,700, work in process of $16,000, and parts and materials of $130,197. The Company's inventory at December 31, 1995 consisted of parts and materials.

     In the second quarter of 1995, the Company completed a private placement (the "1995 Private Placement") of its securities and received net proceeds of $974,769 in connection with the sale of 20.75 units at a purchase price of $50,000 per unit. Each unit consisted of 71,429 shares of common stock and 25,000 three-year warrants to purchase 25,000 shares of common stock. The warrants are exercisable for $1.00 per share of common stock. The Company also issued to the broker-dealer which assisted the Company in effecting the 1995 Private Placement 56,250 two-year warrants to purchase 56,250 shares of common stock at an exercise price of $1.00 per share.

     In June and July 1995, the Company issued an aggregate of $275,000 of short-term convertible debt which, if not converted into common stock, was to mature in six months and bore interest at the rate of 48% per annum (the "Convertible Debt") payable on maturity. As of December 27, 1995, all of the Convertible Debt had converted into common stock at the rate of 2.5 shares of common stock for each $1.00 of indebtedness, or an aggregate of 687,500 shares of common stock (the "Debt Shares"). In connection with the issuance of the Convertible Debt, the Company also issued an aggregate of 137,500 warrants exercisable for 137,500 shares of common stock at $.60 per share. The warrants expire 10 days after May 13, 1996, the effective date of the Company's S-3 Registration Statement.

     On January 24, 1996, the Company completed a private placement (the "Private Placement") pursuant to which it sold 33 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (i) a secured, one year, 10%, $50,000 promissory note (the "Note"); and (ii) 7,500 shares of the Company's Series I convertible preferred stock, par value $.01 per share (the "Series I Preferred Stock") and received net proceeds of $1,470,000. The Series I Preferred Stock does not pay any dividends and is anticipated to be automatically convertible into the convertible preferred stock which is anticipated to be offered to the public in 1996. In the event that the Company fails to effect an offering of common stock within six months after December 14, 1995, each share of the Series I Convertible Preferred Stock will convert into common stock based upon the price of the Company's common stock on June 14, 1996 (less a discount of 20%) in an amount equal to the number of shares of common stock equal to $5, plus any declared but unpaid dividends. The original issue discount incurred by the Company is a one-time charge related to the Private Placement and is being amortized over the first five months of 1996.

     On April 22, 1996 the Company borrowed $150,000 from a director of the Company, pursuant to a six-month, 12% non-secured promissory note provided, however, in no event will the Company pay less than 90 days worth of interest, regardless of when the note is actually repaid. In connection therewith, the Company issued 75,000, subject to adjustment, three-year warrants to purchase common stock at 15% below the lower of its average bid and asked price on April 22, 1996 or its lowest five days average market price during the term of the note. The Company intends to repay the note with the proceeds of the Company's anticipated public offering in 1996.

     The Company's S-3 Registration Statement which relates to, among other securities, all of the shares of common stock, and the shares of common stock underlying the warrants issued in the 1995 Private Placement and the Convertible Debt became effective on May 13, 1996.

     The Company anticipates that its current resources, together with the net proceeds of its anticipated public offering, will be sufficient, in addition to certain minimum PAS sales, to finance the Company's currently anticipated needs for operating and capital expenditures during 1996. However, the successful completion of the Company's anticipated public offering in 1996 can not be assured.

PLAN OF OPERATION

Emergence from a Development Stage Company
- - ------------------------------------------

     The Company anticipates emerging in 1996 from a development stage to an operating company upon achieving revenues from its first medical device product, the PAS, which the Company began marketing in January 1996.

The Company's Capital Requirements
- - ----------------------------------

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

     In order to satisfy the Company's capital needs in 1996, the successful completion of the anticipated public offering of convertible preferred stock and the Company achieving certain minimum sales in 1996 of the recently-introduced PAS, are essential. The public offering is subject to favorable market conditions, which cannot be assured.

     If the anticipated public offering of convertible preferred stock is not completed, the Company will be required to seek alternative financing sources which cannot be assured. Consequently, the Company might have to substantially curtail product development and market introduction plans due to lack of funds.

     Subsequent to 1996, the Company currently plans to finance its long-term operations and capital requirements with the profits and funds generated from the sales of its products as well as through new private financings and public offerings of debt and equity securities.

     The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to identify, develop and profitably market additional products as well as to obtain the financing necessary to fund this anticipated growth.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

     The Company has been involved in a legal dispute with Chandler Church & Company ("Chandler Church"), which is more fully described under Legal Proceedings in the Company's 1995 10-KSB, as amended. Chandler Church's complaint was dismissed on April 9, 1996 by the Superior Court of San Diego County, California. A default has been entered against Chandler Church on the Company's cross-complaint against Chandler Church. Damages against Chandler Church on the cross-complaint has not been assessed by the Court as of the date of this filing. The Company believes that it has no liability under any of these actions.

     There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ----------------------------------------
     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
     Not applicable.

ITEM 5.  OTHER INFORMATION
- - --------------------------
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
     Not applicable.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MEDICAL DEVICE TECHNOLOGIES, INC.



Dated: May 15, 1996            By: /s/ Edward C. Hall
                                   ----------------------------
                                   Edward C. Hall
                                   Chief Financial Officer and
                                   Principal Accounting Officer

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                              March 31           December 31
                                                1996                1995
                                             ----------          -----------
ASSETS  (Note 4)

CURRENT ASSETS
 Cash                                        $  192,333             $306,851
 Inventory (Note 3)                             205,897              147,593
 Prepaid royalties                               60,000               60,000
 Prepaid expenses and other assets              101,483               28,082
- - ----------------------------------------------------------------------------

Total current assets                            559,713              542,526
- - ----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
 Furniture and  fixtures                        113,263              112,149
 Machinery and equipment                         96,086               17,136
 Equipment under capital lease                    5,349                5,349
- - ----------------------------------------------------------------------------
                                                214,698              134,634

 Less accumulated depreciation                  (43,498)             (37,309)
- - ----------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                      171,200               97,325
- - ----------------------------------------------------------------------------

LICENSE AGREEMENTS
  (net of accumulated amortization of
  $687,386 and $627,887)                      1,838,743            1,598,242

PREPAID ROYALTIES                               100,000              115,000

LOAN ORIGINATION FEES                            72,000              117,500

OTHER ASSETS                                      8,341               44,341
- - ----------------------------------------------------------------------------
                                             $2,749,997         $  2,514,934
- - ----------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                       MEDICAL DEVICE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                 March 31      December 31
                                                                   1996           1995
                                                               ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                              $    359,301    $
 Accrued expenses and taxes                                          60,115         40,927
 Short-term notes payable, net of unamortized discount
  of $247,500 in 1996 and $384,375 in 1995 (Note 4)               1,402,500        640,625
 Accrued license fee payable                                        250,000              -
 Current obligation under termination agreement                     148,000              -
 Current obligation under capital lease                               1,728          1,728
- - ------------------------------------------------------------------------------------------

Total current liabilities                                         2,221,644        959,646

OTHER LIABILITIES
 Termination agreement obligation                                   209,667              -
 Capital lease obligation                                             1,163          1,755
- - ------------------------------------------------------------------------------------------

Total other liabilities                                             210,830          1,755

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (Note 6)

 Series I convertible preferred stock (247,500 shares
  authorized, issued and outstanding)                               618,750        384,375
 Preferred stock, 10,000,000 shares authorized,
  $.01 par value, 0 shares issued and outstanding
 Common stock, $.15 par value (100,000,000 shares
  authorized, 8,774,339 and 8,393,199 outstanding)                1,316,151      1,258,980
 Stock to be issued (50,000 shares)                                  23,440         23,440
 Additional paid-in capital                                      12,325,983     12,146,899
 Deferred stock compensation                                        325,195        247,500
 Deferred stock warrant compensation                                    949              -
 Accumulated deficit ($10,586,243 and $8,800,959 accumulated during the development stage through March 31, 1996 and
 December 31, 1995)                                             (14,292,945)   (12,507,661)
- - ------------------------------------------------------------------------------------------

Total stockholders' equity                                          317,523      1,553,533
- - ------------------------------------------------------------------------------------------

                                                               $  2,749,997    $ 2,514,934
- - ------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended March 31,   June 1, 1992 to
                                                  ----------------------------   March 31, 1996
                                                       1996          1995         (Cumulative)
- - ------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Research and development                          $   173,445    $  170,657      $  2,229,949
General and administrative                          1,095,506       467,322         6,862,114
- - ------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                    (1,268,951)     (637,979)       (9,092,063)

OTHER INCOME (EXPENSE):
 Interest income                                            -             -             6,096
 Interest expense                                    (516,333)         (603)         (523,216)
 Loss on sale of marketable securities                      -             -           (20,790)
 Net unrealized loss on marketable securities               -             -           (64,500)
- - ------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
 AND DISPOSAL OF OIL AND GAS OPERATIONS            (1,785,284)     (638,582)       (9,694,473)

DISCONTINUED OPERATIONS                                     -             -          (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                -             -          (371,374)
- - ------------------------------------------------------------------------------------------------

NET LOSS                                          $(1,785,284)   $ (638,582)     $(10,586,243)
- - ------------------------------------------------------------------------------------------------

PRIMARY LOSS PER SHARE: (Note 2)

Loss from continuing operations                   $     (0.21)   $    (0.11)
- - ------------------------------------------------------------------------------------------------

Net loss                                          $     (0.21)   $    (0.11)
- - ------------------------------------------------------------------------------------------------

Weighted average shares outstanding                 8,641,410     5,557,070
- - ------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                Preferred Stock      Common Stock      Additional    Stock     Deferred
                               -----------------  --------------------  Paid-In      To Be     Compen-     Retained
                                Shares   Amount     Shares    Amount    Capital     Issued     sation      Deficit       Total
- - ---------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995    153,750  $384,375  8,393,199 $1,258,980 $12,146,899  $ 23,440  $247,500  $(12,507,661)  $1,553,533

Common stock issued for:
 (Note 6) Purchases,
 research and development,
 compensation, and services          -         -    381,140 $   57,171     179,084         -         -             -      236,255

Issuance of preferred stock
 (Note 4)                       93,750   234,375          -          -           -         -         -             -      234,375

Accrued stock issuance
 (Note 5)                            -         -          -          -           -         -    77,695             -       77,695

Accrued warrant issuance
 (Note 5)                            -         -          -          -         949         -         -             -          949

Net loss for three months
 ended March 31, 1996                -         -          -          -           -         -         -    (1,785,284)  (1,785,284)

- - ---------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1996       247,500  $618,750  8,774,339 $1,316,151 $12,326,932   $23,440  $325,195  $(14,292,945) $   317,523
- - ---------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        June 1, 1992 to
INCREASE (DECREASE) IN CASH                             THREE MONTHS ENDED MARCH 31,     March 31,1996
                                                             1996            1995         (Cumulative)
- - -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $(1,785,284)    $(638,582)      $(10,586,243)
 Adjustments to reconcile net loss
   to net cash used by operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                  -             -           (100,599)
     Stock paid for services                                  236,255       152,734          3,758,996
     Compensation recognized relating to
       accrued employee stock grants and warrants              78,644        81,875            479,144
     Depreciation and amortization                             65,689        58,970          1,348,397
     Amortization of loan origination fees and
       original issue discount                                479,250             -            479,250
     Other (non-cash losses related to discontinued                 -             -            664,503
         oil and gas operations)
     Increase (decrease) from changes in:
       Inventory                                              (58,304)      (22,921)          (205,897)
       Prepaid royalties                                       15,000             -           (160,000)
       Prepaid expenses and other assets                      (73,401)      (42,757)          (277,825)
       Accounts payable                                        82,935       (39,121)           272,219
       Termination agreement liability                        357,667             -            357,667
       Accrued expenses and taxes                              19,188             -             63,015
       Other (other assets, accounts receivable)                    -             -            (32,091)
- - -------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (582,361)     (449,802)        (3,939,464)
- - -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                   (50,000)      (26,940)          (575,110)
       Purchase of property and equipment                     (44,065)            -           (186,439)
       Other (proceeds from sale of marketable                      -             -            175,188
         securities and loan repayments)
- - -------------------------------------------------------------------------------------------------------
Net cash used in financing activities                         (94,065)      (26,940)          (586,361)
- - -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable                            562,500             -          1,845,000
       Proceeds from stock subscriptions                            -        67,500          1,364,052
       Capital lease financing                                   (592)            -              2,891
       Other (advances on stock to be issued)                       -             -          1,506,215
- - -------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                     561,908        67,500          4,718,158
- - -------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                              (114,518)     (409,242)           192,333

Cash, beginning of period                                     306,851       483,611            306,851
- - -------------------------------------------------------------------------------------------------------
Cash, end of period                                       $   192,333     $  74,369       $    192,333
- - -------------------------------------------------------------------------------------------------------

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     1996           1995
- - ---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

         PAYMENTS FOR:

              Interest                                           $        -      $        -
              Income taxes                                                -               -

         STOCK ISSUED FOR:

              Research and development                              170,842          92,250
              Advertising and public relations                       32,752          33,750
              Legal services                                         20,356           8,453
              Directors fees                                         12,305          18,281
              Contract payable                                            -          25,000
                                                                 ----------      ----------
                                                                 $  236,255      $  177,734
                                                                 ----------      ----------

         NON-CASH INVESTING ACTIVITY:

         Reclassification of other assets to machinery and
                  equipment:                                        $36,000      $        -

              In February, 1996 the Company purchased the license agreement from a part owner of the CRS patent for $300,000 of which $250,000 is payable in the second and third quarters and is reflected as accrued license fee payable at March 31, 1996.

             Additional short term notes in the amount of $625,000 were added in January, 1996. These notes were issued net of loan origination fees of $62,500, along with preferred stock stated at $234,375 which amount was added to the year end original issue discount for a total of $618,750 (Note 4).

          See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.  STATEMENT OF INFORMATION FURNISHED

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three month period ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB/A, as amended.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A, as amended for the year ended December 31, 1995.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


2.   LOSS PER SHARE

Loss per share data has been computed on the weighted average number of shares of common stock outstanding in each period. Warrants outstanding have not been considered in the average number of shares since the effect would be anti-dilutive. Weighted average shares outstanding at March 31, 1996 and 1995 include the stock to be issued.

3.   INVENTORY

During the year ended December 31, 1995, the Company began production of the PAS device. The inventory balance shown at March 31, 1995 consisted of $59,700 of finished goods, $16,000 of work in process and $130,197 of parts and materials. The balance at December 31, 1995 consisted of parts and materials.

4.   SHORT-TERM NOTES PAYABLE

Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company effected between December 14, 1995 and January 24, 1996, a private placement of notes and 247,500 shares of Series I convertible preferred stock. Of the $1,650,000 of gross proceeds, $618,750 was allocated to the preferred stock and represents the original issue discount on the notes. Of these amounts, 93,750 shares of Series I convertible preferred stock, $625,000 of gross proceeds and $234,375 of original issue discount were added in the three months ended March 31, 1996. The unamortized original issue discount on the notes was $247,500 and $384,375 at March 31, 1996 and December 31, 1995,
respectively. The proceeds of the private placement are being used to provide working capital to the Company.

The loan origination fees associated with the above private placement totaled $180,000, of which $62,500 was incurred in the first quarter of 1996. The unamortized loan fees were $72,000 and $117,500 at March 31, 1996 and December 31, 1995, respectively.

The original issue discount and loan fees are being amortized over five months, which is the expected term of the notes to be repaid with the proceeds of the Company's public offering of convertible preferred stock, anticipated to be completed in 1996.

Notes sold under the private placement bear interest at 10% per annum and mature at the earlier of (i) the expiration of twelve months after their issuance, (ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (C) a licensing agreement. The notes issued are secured by a first priority lien on all assets of the Company. This security interest will terminate upon repayment of the notes.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


5.   COMMITMENTS

On March 15, 1996, the Company entered into employment agreements with the Vice President of New Business Development and Chief Financial Officer which combined included common stock which vests 37,500 shares on March 15, 1997 and 37,500 shares on March 15, 1998. The agreements also provide for a combined 31,250 warrants at an exercise price of $.40 per share to be issued on each of March 15, 1997, 1998, 1999 and 2000. The warrants are exercisable for a period of five years from the date of issuance. Compensation expense for the three months ended March 31, 1996 was recorded for the common stock and warrants based on the pro-rata shares and warrants earned and the market value of the stock at March 31, 1996.

On March 29, 1996, the Company and the former Executive Vice President entered into a termination agreement which terminated the existing employment and severance agreement and settled any and all claims between the two parties. Under the termination agreement, the former Executive Vice President was issued 75,000 warrants to purchase stock at $0.40 and will receive a total of $357,667 through twenty-nine equal monthly payments commencing on April 1, 1996 and ending August 31, 1998. The amount of the cash obligation and expense related to the warrants was charged to operations in the first quarter of 1996.

6.  STOCKHOLDERS' EQUITY

In each of the four most current years, the Company's board of directors has approved a stock compensation plan, the most recent which registered 950,000 shares under Form S-8 on January 16, 1996, whereby services are obtained in exchange for issuance of free trading stock of the Company. During the first quarter of 1996, the Company issued 381,140 shares valued at $236,255 for research and development, advertising and public relations, legal services, and directors fees.

7.  SUBSEQUENT EVENTS

On April 22, 1996 the Company borrowed $150,000 from a director of the Company, pursuant to a six-month, 12% non-secured promissory note, provided, however, in no event will the Company pay less than 90 days worth of interest, regardless of when the note is actually repaid. In connection therewith, the Company issued 75,000, subject to adjustment, three-year warrants to purchase common stock at 15% below the lower of its average bid and asked price on April 22, 1996 or its lowest five days average market price during the term of the note. The Company intends to repay the note with the proceeds of the Company's anticipated public offering in 1996.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


The Company's S-3 registration statement, which became effective on May 13, 1996, allows holders of warrants of the convertible debentures issued in June 1995 (converted as of December 27, 1995 to common stock) to exercise their right to purchase common shares of the Company at $.60 per share for a period of 10 days after such effective date.