Form 10QSB/A
period 1995-03-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-06-13
CIK 723906

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                         FORM 10-QSB - AMENDMENT

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the period ended March 31, 1995

                                   OR
[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to ____________.

                   Commission File Number - 0-12365

                   MEDICAL DEVICE TECHNOLOGIES, INC.
    (Exact Name of Small Business Issuer as Specified in Its Charter)

            Utah                                 58-1475517
(State or Other Jurisdiction of                 (IRS Employer
 Incorporation or Organization)               Identification No.)

         9191 Towne Centre Drive, Suite 430 - San Diego, CA  92122
                (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (619) 455-7127


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

At March 31, 1995, there were 4,512,313 shares of the Company's common stock issued and outstanding. The aggregrate market value of such shares (based on an average of the bid and offered price of $0.625 of these shares as of March 31, 1995) held by non-affiliates was approximately $2,820,196.

- ------------------------------------------------------------------------------

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Medical Device Technologies, Inc.
San Diego, California

We have reviewed the accompanying balance sheet of Medical Device Technologies, Inc. and subsidiaries as of March 31, 1995, and the related statements of operations and cash flows for three months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1995, we expressed an unqualified opinion on those. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Robert Early & Company, P.C.
Abilene, Texas

May 9, 1995

- ------------------------------------------------------------------------------

BALANCE SHEET
        The following table sets forth the balances sheets for the periods indicated.


          MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS

                                                    March 31        December 31
                                                      1995               1994
                                                  (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash                                        $       74,369      $   483,611
    Advances to consultants                             40,757               -
    Employee advances                                    2,000               -
    Inventory                                           22,921               -
    Prepaid expenses (net of amortization of
      $359,375 and $305,469, respectively)              80,216          134,122
          Total Current Assets                         220,263          617,733

PROPERTY AND EQUIPMENT
    Equipment & furniture                              101,955           75,015
    Equipment under capital lease                        5,349            5,349
    Accumulated depreciation & depletion               (21,627)         (16,563)
          Total Property & Equipment                    85,677           63,801

OTHER ASSETS:
    Patent licensing costs                           2,176,129        2,176,129

    TOTAL ASSETS                                $    2,482,069      $ 2,857,663



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                            $       94,287      $   105,045
    Accrued expenses and taxes                          34,322           89,644
    Short term notes                                        -            50,000
    Capital lease liability                              2,022            1,587
       Total Current Liabilities                       130,631          246,276

OTHER LIABILITIES:
    Long-term portion of note payable                   59,913           59,913
    Capital lease liability (net of current
    portion)                                             2,965            3,400
    Advances and other amounts due                     286,996          286,996
        Total Liabilities                              480,505          596,585

STOCKHOLDER'S EQUITY:
    Common stock, $.15 par value (100,000,000
      shares authorized, 4,512,313 and
      4,289,963 outstanding)                           676,847          643,495
    Stock subscribed (1,253,125 and
      1,096,875 shares)                                915,709          796,250
    Additional paid-in capital                       9,860,867        9,716,486
    Deferred stock compensation                        148,281           66,406
    Retained earnings (deficit)                     (9,600,140)      (8,961,558)
       Total Stockholder's Equity                    2,001,564        2,261,078

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $    2,482,069      $ 2,857,663


See accountant's report and notes to financial statements.


- ------------------------------------------------------------------------------

RESULTS OF OPERATIONS
   The following table sets forth the results of operations for the periods indicated.

           MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                        Three Months Ended March 31
                                                            1995                 1994
RESEARCH AND DEVELOPMENT COSTS                         $    170,657       $            -

OPERATING EXPENSES:
    Personnel costs                                         166,877                34,070
    Amortization of employee stock grant                     81,875                    -
    Directors fees                                           18,281                    -
    Depreciation                                              5,065                 2,242
    Professional fees                                        48,905                 1,941
    Investment banker                                        12,000                34,375
    Office expenses                                           7,433                 8,280
    Rent                                                      7,969                 2,000
    Public relations                                         87,034                58,362
    Travel                                                   26,762                 2,765
    Other expenses                                            5,121                 1,814
      Total operating expenses                              467,322               145,849

INCOME/(LOSS) FROM OPERATIONS                              (637,979)             (145,849)

OTHER INCOME/(EXPENSES)
    Interest expense                                           (603)                 (859)
    Gain (loss) on sale of marketable
       securities                                                -                (18,655)

INCOME/(LOSS) FROM CONTINUING OPERATIONS                   (638,582)             (165,363)

Loss on disposal of oil & gas operations                         -               (296,375)

NET INCOME/(LOSS)                                      $   (638,582)      $      (461,738)

WEIGHTED AVERAGE SHARES OUTSTANDING                       5,557,070             1,313,852

INCOME/(LOSS) FROM CONTINUING
  OPERATIONS PER SHARE                                 $       (.11)      $          (.13)
INCOME/(LOSS) PER SHARE                                $       (.11)      $          (.35)



See accountant's report and notes to financial statements.


- ------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
   The following table sets forth the cash flows for the periods indicated.
             MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended March 31
                                                              1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                         $ (638,582)   $ (461,738)
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
     Depreciation and amortization                           140,845       115,523
     Loss on disposal of marketable securities                    -         18,655
     Loss on disposal of oil & gas operations                     -        296,374
     Stock issued for services                               152,734            -
(Increase)/decrease in:
     Accounts receivable                                          -        (18,000)
     Advances to consultants                                 (40,757)           -
     Advances to employees                                    (2,000)           -
     Inventory                                               (22,921)           -
     Increase/(decrease) in:
     Accounts payable and accrued expenses                   (39,121)      (10,048)
     Advances and other                                           -         16,209

NET CASH PROVIDED BY/(USED BY)
     OPERATING ACTIVITIES                                   (449,802)      (43,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent licensing costs                                       (26,940)       (1,320)
Proceeds from sale of marketable securities                       -         55,344
Disposal of oil & gas operations                                  -        (14,050)

NET CASH PROVIDED BY/(USED BY)
       INVESTING ACTIVITIES                                  (26,940)       39,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions                             67,500            -

NET CASH PROVIDED BY/(USED BY)
       FINANCING ACTIVITIES                                   67,500            -

NET INCREASE/(DECREASE) IN CASH                             (409,242)       (3,051)

CASH AT BEGINNING OF YEAR                                    483,611        10,010

CASH AT END OF PERIOD                                     $   74,369    $    6,959


SUPPLEMENTAL DISCLOSURES:
       Payments for:
        Interest                                          $       -     $       -
        Income taxes                                              -             -

       Stock issued for:
        Research & development                            $   92,250            -
        Director fees                                         18,281            -
        Public relations                                      33,750            -
        Legal services                                         8,453            -
        Contract payable                                      25,000            -




See accountant's report and notes to financial statements.

- ------------------------------------------------------------------------------

CHANGES IN STOCKHOLDERS' EQUITY
        The following table sets forth the changes in the Stockholders'
        Equity for the period(s) indicated.
                                         MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Additional                Deferred     Retained
                               Common Stock           Stock Subscribed       Paid in                  Compen-      Earnings
                            Shares      Amount       Shares      Amount      Capital      Warrants     sation      (Deficit)
BALANCES, 12/31/94        4,289,963     $643,495    1,096,875   $796,250    $9,716,486     820,000    $ 66,406    $(8,961,558)

Issued for:
 Cash                                                 156,250    119,459                    81,250
 Professional services       92,500       12,202                                55,001
 Research & development     118,500       17,775                                74,475
 Director compensation       11,350        3,375                                14,906
 Employment incentive                                                                       75,000      81,875
 Net loss for quarter                                                                                                (638,582)

Balances, March 31, 1995  4,512,313     $676,847    1,253,125   $915,709    $9,860,868     976,250    $148,281    $(9,600,140)



See accountant's report and notes to financial statements.



- ------------------------------------------------------------------------------

            MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                            March 31, 1995


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2:  NAME CHANGE

During the first quarter of 1995, the Company changed its name from CytoProbe Corporation to Medical Device Technologies, Inc. in order to more accurately represent in its name the business being carried on.

NOTE 3:   AMORTIZATION

Stock Grant -- This is the accrual of $81,875 for this quarter as of the value of stock compensation which is to be delivered upon the completion of two years of service with the Company which should occur during 1996.

Public Relations -- This amount includes $53,906 in amortization for the quarter of prepaid marketing acquired in previous years through the issuance of stock.

NOTE 4:  STOCK ISSUANCE AND WARRANTS

In each of the most current three years, the Company's board of directors has approved a stock compensation plan whereby services are obtained in exchange for issuance of free trading stock of the Company. During the first quarter of 1995, the Company issued 222,350 shares valued at $177,734 for directors fees, research & development, legal, public relations, and contract liabilities, as presented in the statement of cash flows.

Additionally, warrants were issued as an employment incentive to the vice-president of marketing along with the warrants included with new stock subscriptions discussed below.

NOTE 5:  STOCK SUBSCRIBED AND EARNINGS PER SHARE

During the fourth quarter of 1994, the Company initiated a private stock placement offering based on units consisting of stock and warrants. Certificates and warrants were to be issued upon closing the offering. At March 31, 1995, the board of directors elected to close the offering. However, because stock had not been issued, proceeds from the offering continue to be shown as subscribed stock pending the issuance of the certificates. Although not issued, these subscribed shares have been included fully in the weighted average shares outstanding used in calculating earnings per share.

Subscriptions for 156,250 shares and related warrants were received during the first quarter. A portion of this was an exchange of a note payable for a private placement unit.

NOTE 6:  INVENTORY

During March, the Company began obtaining parts and materials to be used in production of the PAS device. This was done in anticipation
of clearing the FDA review process.   The inventory balance shown is
the accumulated costs of these items.


- ------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) fo the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDICAL DEVICE TECHNOLOGIES, INC.


Dated:  May 30, 1996                    By:     /s/ Edward C. Hall
                                            --------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer and
                                            Principal Accounting Officer