Form 10QSB/A
period 1995-06-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-06-13
CIK 723906

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                         FORM 10-QSB - AMENDMENT

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the period ended June 30, 1995

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


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

At June 30, 1995, there were 7,040,267 shares of the Company's common stock issued and outstanding. The aggregrate market value of such shares (based on an average of the bid and offered price of $1.39 of these shares as of June 30, 1995) held by non-affiliates was approximately $9,785,971.

- ------------------------------------------------------------------------------

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical Device Technologies, Inc.
San Diego, California

We have reviewed the accompanying balance sheet of Medical Device Technologies, Inc. and subsidiaries as of June 30, 1995, and the related statements of operations for three and six months and cash flows for six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

August 7, 1995

- ------------------------------------------------------------------------------

BALANCE SHEET
        The following table sets forth the balances sheets for the periods indicated.


          MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS

                                                     June 30        December 31
                                                       1995             1994
                                                   (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash                                          $    138,100     $    483,611
    Advances to consultants                              6,691               -
    Inventory                                           68,003               -
    Prepaid expenses (net of amortization of
      $413,281 and $305,469, respectively)             104,800          134,122
        Total Current Assets                           317,594          617,733

PROPERTY AND EQUIPMENT
    Equipment & furniture                              102,897           75,015
    Equipment under capital lease                        5,349            5,349
    Accumulated depreciation & depletion               (26,958)         (16,563)
        Total Property & Equipment                      81,288           63,801

OTHER ASSETS:
    Patent licensing costs                           2,176,129        2,176,129

    TOTAL ASSETS                                  $  2,575,011     $  2,857,663



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                              $     91,525     $    105,045
    Accrued expenses and taxes                          52,470           89,644
    Short term notes                                        -            50,000
    Convertible debentures                             262,500               -
    Capital lease liability                              1,728            1,587
      Total Current Liabilities                        408,223          246,276

OTHER LIABILITIES:
    Long-term portion of note payable                   59,913           59,913
    Capital lease liability (net of current
          portion)                                       2,361            3,400
    Advances and other amounts due                     286,996          286,996
      Total Liabilities                                757,493          596,585

STOCKHOLDER'S EQUITY:
    Common stock, $.15 par value (100,000,000
      shares authorized, 7,040,267 and
      4,289,963 outstanding)                         1,056,040          643,495
    Stock subscribed (50,000 and 1,096,875
      shares)                                           23,440          796,250
    Additional paid-in capital                      11,306,880        9,716,486
    Deferred stock compensation                        210,234           66,406
    Retained earnings/(deficit)                    (10,779,076)      (8,961,558)
      Total Stockholder's Equity                     1,817,518        2,261,078

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $  2,575,011     $  2,857,663



See accountant's report and notes to financial statements.


- ------------------------------------------------------------------------------

RESULTS OF OPERATIONS
   The following table sets forth the results of operations for the periods indicated.

                 MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                              Three Months Ended          Six Months Ended
                                                   June 30                   June 30
                                              1995           1994        1995           1994
RESEARCH AND DEVELOPMENT COSTS          $  (503,107)   $  (174,484)  $ (673,764)  $   (236,983)

OPERATING EXPENSES:
 Personnel costs                            165,970         64,261      332,847         98,331
 Amortization of stock grant                 61,953             -       143,828             -
 Director fees                               44,126        117,253       62,407        117,253
 Depreciation                                 5,330          2,094       10,395          4,336
 Professional fees                          111,411         35,054      160,316         36,995
 Investment banker                               -          59,375       12,000        213,750
 Office expenses                              8,866          2,360       16,299         10,640
 Rent                                        10,888         17,603       18,857         19,603
 Public relations                           227,659        109,197      314,693        179,018
 Travel                                      26,806          7,218       53,568          9,983
 Taxes                                        1,347             -         1,347             -
 Loss on disposal of assets                      -           5,804           -           5,804
 Other expenses                              10,904         15,929       16,025         17,743
   Total operating expenses                 675,260        436,148    1,142,582        713,456

INCOME/(LOSS) FROM CONTINUING
   OPERATIONS                            (1,178,367)      (436,148)  (1,816,346)      (950,439)

OTHER INCOME/(EXPENSES):
 Interest expense                              (569)         1,867       (1,172)         1,008
 Interest income                                 -              -            -              -
 Gain/(loss) on sale of
   marketable securities                         -              -            -         (18,655)

INCOME/(LOSS) FROM CONTINUING
   OPERATIONS                            (1,178,936)      (608,765)  (1,817,518)      (968,086)

 Loss on disposal of oil &
   gas operations                                -              -            -        (296,375)

NET INCOME/(LOSS)                 $      (1,178,936)   $  (608,765)  $(1,817,518)  $(1,264,461)

WEIGHTED AVERAGE SHARES
   OUTSTANDING                            6,245,650      2,225,242     5,902,917     1,787,739

INCOME/(LOSS) FROM CONTINUING
   OPERATIONS PER SHARE           $            (.19)   $      (.27)  $     (.31)    $     (.54)
INCOME/(LOSS) PER SHARE           $            (.19)   $      (.27)  $     (.31)    $     (.71)



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

                                                                            Additional                Deferred     Retained
                               Common Stock           Stock Subscribed       Paid in                  Compen-      Earnings
                            Shares      Amount       Shares      Amount      Capital      Warrants     sation      (Deficit)
BALANCES, 12/31/94        4,289,963     $643,495    1,096,875   $796,250    $9,716,486     820,000    $ 66,406   $ (8,961,558)

Issued for:
 Cash                                                 156,250    119,459                    81,250
 Professional services       92,500       12,202                                55,001
 Research & development     118,500       17,775                                74,475
 Director compensation       11,350        3,375                                14,906
 Employment incentive                                                                       75,000      81,875
 Net loss for quarter                                                                                                (638,582)

Balances, March 31, 1995  4,512,313      676,847    1,253,125    915,709     9,860,868     976,250     148,281     (9,600,140)

Issued for:
 Cash                        86,000       12,900       93,750     75,000        17,100      37,500
 Subscriptions            1,482,175      222,326   (1,296,875)  (967,269)      726,443
 Professional services      282,500       42,375                               266,871
 Research & development     631,279       94,692                               398,373
 Director compensation       46,000        6,900                                37,226
 With notes payable                                                                        137,500
 Public relations                                                                          300,000
 Accrued stock issuance                                                                                 61,953
 Net loss for quarter                                                                                              (1,178,936)

Balances, June 30, 1995   7,040,267   $1,056,040       50,000    $23,440   $11,306,880   1,451,250    $210,234   $(10,779,076)



See accountant's report and notes to financial statements.


- ------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
   The following table sets forth the cash flows for the periods indicated.

             MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended June 30
                                                             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $(1,817,518)    $   (1,264,461)
Adjustments to reconcile net income/(loss)
     to net cash provided by operations:
     Depreciation, depletion and amortization               262,035            230,898
     (Gain)/loss on disposal of fixed assets                      -              5,804
     Loss on disposal of marketable securities                    -             18,655
     Loss on disposal of oil & gas operations                     -            296,374
     Stock issued for services                              972,640            502,703
(Increase)/decrease in:
     Accounts receivable                                         -             (45,135)
     Advances to consultants                                 (6,691)                -
     Prepaid expenses                                            -              (3,336)
     Inventory                                              (68,003)                -
Increase/(decrease) in:
     Trade accounts and accrued expenses
      payable                                               (50,694)           (31,921)
     Advances and other                                        (898)            41,217

NET CASH PROVIDED BY/(USED BY)
      OPERATING ACTIVITIES                                 (709,129)          (249,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment                                (27,882)            (6,355)
Patent licensing costs                                           -             (34,403)
Proceeds from sale of marketable securities                      -              55,344
NET CASH PROVIDED BY/(USED BY) INVESTING
      ACTIVITIES                                            (27,882)            14,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions                           129,000                 -
Proceeds from convertible debentures                        262,500                 -
Proceeds from issuing stock                                      -             281,604
NET CASH PROVIDED BY/(USED BY)
      FINANCING ACTIVITIES                                  391,500            281,604

NET INCREASE/(DECREASE) IN CASH                            (345,511)            46,988
     CASH AT BEGINNING OF PERIOD                            483,611             10,010

     CASH AT END OF PERIOD                              $   138,100     $       56,998

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
     Interest                                           $     1,172     $           -
     Income taxes                                                -                  -
Stock issued for:
     Legal and professional services                    $    78,281     $        7,500
     Public relations and marketing services                195,144             65,300
     Product development                                    638,340            192,650
     Directors' fees                                         62,407            117,253
     Marketing Rights                                            -             233,333
     Note payable                                            50,000             50,000
     Contract payable                                        50,000                 -
     Prepaid expenses                                        78,490                 -



See accountant's report and notes to financial statements.



- ------------------------------------------------------------------------------

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1995


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part
1. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE 2:  NAME CHANGE AND CHANGE IN AUTHORIZED STOCK

During the first quarter of 1995, the Company changed its name from CytoProbe Corporation to Medical Device Technologies, Inc. in order to more accurately represent in its name the business being carried on.

During the second quarter of 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of $.01 par preferred stock. No preferred shares had been issued at June 30, 1995.


NOTE 3:   AMORTIZATION

Stock Grant -- This is the accrual of $61,953 for this quarter ($143,828 for the year) as the value of stock compensation which is to be delivered upon the completion of two years of service with the Company which should occur during 1996.

Public Relations -- This amount includes $53,906 in amortization for the quarter ($107,812 for the year) of prepaid marketing acquired in previous years through the issuance of stock.


NOTE 4:  STOCK ISSUANCE AND WARRANTS

In each of the most current three years, the Company's board of directors has approved a stock compensation plan whereby services are obtained in exchange for issuance of free trading stock of the Company. During 1995, the Company issued 1,182,129 shares valued at $1,076,130 for directors fees, research & development, legal, public relations, note payments and contract liabilities, as presented in the statement of cash flows.

A portion of these shares issued for services were for services to be rendered during July and August, 1995. The value of these shares, $78,490, has been recorded as prepaid expenses at June 30, 1995.

Warrants were issued during the first quarter as an employment incentive to the vice-president of marketing and warrants were issued as partial consideration for public relations services. These warrants are in addition to the warrants issued as part of the stock subscriptions discussed at Note 5 and Note 7.


NOTE 5:  STOCK SUBSCRIBED AND EARNINGS PER SHARE

During the fourth quarter of 1994, the Company initiated a private stock placement offering based on units consisting of stock and warrants. Certificates and warrants were to be issued upon closing the offering. During the second quarter of 1995, the Company issued 1,482,175 shares pursuant to the placement offering.

Subscriptions for 93,750 shares and related warrants were received during the second quarter and included in the issuance described above.

Outstanding warrants have not been included in the earnings per share calculation because they were not considered to be dilutive.


NOTE 6:  INVENTORY

During March 1995, the Company began accumulating parts and materials to be used in production of PAS device components in anticipation of clearing the FDA review process. The inventory balance shown is the accumulated costs of these raw materials at June 30, 1995.


NOTE 7:  CONVERTIBLE DEBENTURES

During June 1995, the Company raised $262,500 from the issuance of convertible debentures. These promises to pay also included warrants entitling the holder to purchase stock from the Company at $.60 per share during the next six months. The notes mature in six months and earn interest at 4% per month. At the option of the holders, the notes can be converted into 2.5 shares of stock for each $1 of note principal converted at any time prior to repayment.


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