Form 10QSB/A
period 1995-09-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-06-13
CIK 723906

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                         FORM 10-QSB - AMENDMENT

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the period ended September 30, 1995

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


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

At September 30, 1995, there were 7,368,559 shares of the Company's common stock issued and outstanding. The aggregrate market value of such shares (based on an average of the bid and offered price of $1.09 of these shares as of September 30, 1995) held by non-affiliates was approximately $8,031,729.

- ------------------------------------------------------------------------------

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Medical Device Technologies, Inc.
San Diego, California

We have reviewed the accompanying balance sheet of Medical Device Technologies, Inc. and subsidiaries as of September 30, 1995, and the related statements of operations for three and nine months and cash flows for nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

November 10, 1995

- ------------------------------------------------------------------------------

BALANCE SHEET
        The following table sets forth the balances sheets for the periods indicated.


          MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS

                                                  September 30        December 31
                                                    1995               1994
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                         $       7,114     $    483,611
    Advances to consultants                              5,764               -
    Inventory                                          100,627               -
    Prepaid expenses (net of amortization of
      $413,281 and $305,469, respectively)              43,341          134,122
        Total Current Assets                           156,846          617,733

PROPERTY AND EQUIPMENT
    Equipment & furniture                              104,531           75,015
    Equipment under capital lease                        5,349            5,349
    Accumulated depreciation & depletion               (33,635)         (16,563)
      Total Property & Equipment                        76,245           63,801

OTHER ASSETS:
    Patent licensing costs                           2,176,129        2,176,129

    TOTAL ASSETS                                 $   2,409,220     $  2,857,663

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                             $     105,895     $    105,045
    Accrued expenses and taxes                          65,388           89,644
    Short term notes                                    90,000           50,000
    Convertible debentures                             275,000               -
    Capital lease liability                              1,728            1,587
      Total Current Liabilities                        538,011          246,276

OTHER LIABILITIES:
    Long-term portion of note payable                   59,913           59,913
    Capital lease liability (net of current
      portion)                                           1,952            3,400
    Advances and other amounts due                     286,996          286,996
      Total Liabilities                                886,872          596,585

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value (10,000,000
      shares authorized, none outstanding)
    Common stock, $.15 par value (100,000,000
      shares authorized, 7,355,559 and
      4,289,963 outstanding)                         1,103,334          643,494
    Stock subscribed (50,000 and 1,096,875
      shares)                                           23,440          796,250
    Additional paid-in capital                      11,730,963        9,716,486
    Accrued employee stock grant                       285,469           66,406
    Retained earnings (deficit)                    (11,620,858)      (8,961,558)
      Total Stockholders' Equity                     1,522,348        2,261,078

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   2,409,220     $  2,857,663


See accountant's report and notes to financial statements.


- ------------------------------------------------------------------------------

RESULTS OF OPERATIONS
   The following table sets forth the results of operations for the periods indicated.


                 MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                             Three Months Ended        Nine Months Ended
                                               September 30             September 30
                                              1995        1994        1995          1994
RESEARCH AND DEVELOPMENT COSTS         $   (161,404)    $ (244,641)  $  (835,168)  $  (481,624)

OPERATING EXPENSES:
 Personnel costs                            264,964         69,873       580,914       168,204
 Amortization of stock grant                 75,234             -        219,062            -
 Director fees                               25,063             -         87,470       117,253
 Depreciation                                 6,677          2,215        17,072         6,551
 Professional fees                           72,367        219,314       279,344       256,309
 Investment banker                               -          56,375        12,000       270,125
 Office expense                              21,820          5,885        38,119        22,916
 Rent                                         6,700          3,187        25,557        22,790
 Marketing & public relations               128,879        201,735       396,911       380,753
 Travel                                      26,069            595        79,637        10,578
 Taxes                                           -              -          1,347            -
 Loss on disposal of assets                      -              -             -          5,804
 Other expenses                              52,421         14,279        85,343        25,631
  Total operating expenses                  680,194        573,458     1,822,776     1,286,914

INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                               (841,598)      (573,458)   (2,657,944)   (1,286,914)

OTHER INCOME/(EXPENSES):
 Interest expense                              (184)            -         (1,356)        1,008
 Interest income                                 -              -             -             -
 Gain/(loss) on sale of
   marketable securities                          -             -             -        (18,655)

INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                               (841,782)      (818,099)   (2,659,300)   (1,786,185)

 Loss on disposal of oil &
  gas operations                                 -              -            -        (296,375)

NET INCOME/(LOSS)                      $   (841,782)    $ (818,099)  $(2,659,300)  $(2,082,560)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                             7,264,257      3,447,909     6,383,502     2,347,210

INCOME/(LOSS) FROM CONTINUING
  OPERATIONS PER SHARE                 $       (.11)    $     (.24)  $     (.42)   $     (.76)
INCOME/(LOSS) PER SHARE                $       (.11)    $     (.24)  $     (.42)   $     (.89)



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

                                                                            Additional                Deferred     Retained
                               Common Stock           Stock Subscribed       Paid in                  Compen-      Earnings
                            Shares      Amount       Shares      Amount      Capital      Warrants     sation      (Deficit)
BALANCES, 12/31/94        4,289,963   $  643,495    1,096,875  $ 796,250   $ 9,716,486     820,000    $ 66,406   $ (8,961,558)

Issued for:
 Cash                                                 156,250    119,459                    81,250
 Professional services       92,500       12,202                                55,001
 Research & development     118,500       17,775                                74,475
 Director compensation       11,350        3,375                                14,906
 Employment incentive                                                                       75,000      81,875
 Net loss for quarter                                                                                                (638,582)

Balances, March 31, 1995  4,512,313      676,847    1,253,125    915,709     9,860,868     976,250     148,281     (9,600,140)

Issued for:
 Cash                        86,000       12,900       93,750     75,000        17,100      37,500
 Subscriptions            1,482,175      222,326   (1,296,875)  (967,269)      726,443
 Professional services      282,500       42,375                               266,871
 Research & development     631,279       94,692                               398,373
 Director compensation       46,000        6,900                                37,226
 With notes payable                                                                        137,500
 Public relations                                                                          300,000
 Accrued stock issuance                                                                                 61,953
 Net loss for quarter                                                                                              (1,178,936)

Balances, June 30, 1995   7,040,267    1,056,040       50,000     23,440    11,306,880   1,451,250     210,234    (10,779,076)

Issued for:
 Professional services      175,927       26,390                               152,720
 Research & development     137,282       20,592                               105,449
 Director compensation        2,083          312                                 1,120
 Officer compensation                                                                      300,000
 Employee incentives                                                                        25,000
 Accrued stock issuance                                                                                 75,234
 Net loss for quarter                                                                                                (688,782)

Balances, September
   30, 1995               7,355,559   $1,103,334       50,000    $23,440   $11,566,169   1,776,250    $285,468   ($11,467,858)



See accountant's report and notes to financial statements.


 ------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
   The following table sets forth the cash flows for the periods indicated.

            MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended September 30
                                                               1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                      $ (2,659,300)    $ (2,082,560)
  Adjustments to reconcile net income/(loss)
   to net cash provided by operations:
   Depreciation, depletion and amortization                   236,134          346,395
   (Gain)/loss on disposal of fixed assets                         -             5,804
   Loss on disposal of marketable securities                       -            18,655
   Loss on disposal of oil & gas operations                        -           282,324
   Stock and warrants issued for services                   1,497,404          984,478
  (Increase)/decrease in:
   Accounts receivable                                             -           (61,062)
   Advances to consultants                                     (5,764)              -
   Prepaid expenses                                                -            (7,551)
   Inventory                                                  (65,637)              -
  Increase/(decrease) in:
   Trade accounts and accrued payable                          26,594               33
   Advances and other                                            (409)         122,688
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES                                      (970,978)        (390,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office equipment                               (29,519)          (7,104)
   Patent licensing costs                                          -          (111,528)
   Proceeds from sale of marketable
     securities                                                    -            55,344
NET CASH PROVIDED/(USED) BY INVESTING
   ACTIVITIES                                                 (29,519)         (63,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock subscriptions                          129,000               -
   Proceeds from convertible debentures
     and short term notes                                     365,000               -
   Proceeds from issuing stock                                 30,000          484,262
NET CASH PROVIDED/(USED) BY FINANCING
   ACTIVITIES                                                 524,000          484,262

NET INCREASE/(DECREASE) IN CASH                              (476,497)          30,178
   CASH AT BEGINNING OF PERIOD                                483,611           10,010

   CASH AT END OF PERIOD                                 $      7,114     $     40,188

SUPPLEMENTAL DISCLOSURES:
   Cash payments for:
     Interest                                            $      1,356     $         -
     Income taxes                                                  -                -
   Stock issued for:
     Legal and professional services                     $    151,260     $    282,670
     Marketing and public relations                           369,298          171,650
     Product development                                      711,356          412,905
     Directors' fees                                           63,839          117,253
     Marketing Rights                                              -           426,333
     Note payable                                              50,000           50,000
     Contract payable                                          50,000               -
     Prepaid expenses and inventory                            50,638               -


See accountant's report and notes to financial statements.

- ------------------------------------------------------------------------------

            MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                          September 30, 1995


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE 2:  NAME CHANGE AND CHANGE IN AUTHORIZED SHARES

During the first quarter of 1995, the Company changed its name to Medical Device Technologies, Inc.( from CytoProbe Corporation) in order to more accurately represent in its name the business being carried on.

At the Company's annual stockholders meeting in April 1995, shareholders approved an amendment to the Articles of Incorporation which authorized 10,000,000 shares of $.01 par value preferred stock. No preferred shares have been issued as of September 30, 1995.


NOTE 3:   AMORTIZATION

Stock Grant -- This is the accrual of $81,683 for this quarter
($225,511 for the year) as the value of stock compensation which is to be delivered upon the completion of two years of service with the Company which should occur during 1996.

Public Relations -- This amount includes $17,969 in amortization for the quarter ($125,781 for the year) of prepaid marketing acquired in previous years through the issuance of stock.


NOTE 4:  STOCK ISSUANCE AND WARRANTS

In each of the most current three years, the Company's board of directors has approved a stock compensation plan whereby services are obtained in exchange for issuance of free trading stock of the Company. During 1995, the Company issued 1,522,397 shares valued at $1,317,002 for directors fees, research & development, legal, public relations, note payments, contract liabilities, etc. as presented in the statement of cash flows.

Warrants were issued during the first quarter as an employment incentive to the vice-president of marketing and as partial consideration for public relations services. During the third quarter, warrants to purchase 300,000 shares of stock were issued to the President of the Company as additional compensation. These warrants have an exercise price of $.40 per share. Since this price is below the market value of the underlying shares, additional compensation of $153,000 has been included in Personnel costs.
These warrants are in addition to the warrants issued as part of the stock subscriptions discussed at Note 5 and Note 7.


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

The Company has various warrants outstanding. These warrants are not considered to be dilutive and have been excluded from the earnings per share calculation.


NOTE 6:  INVENTORY

During March 1995, the Company began preliminary accumulation of parts and materials in preparation for production of the PAS device components. This has been done in anticipation of clearing the FDA
review process.   The inventory balance shown is the accumulated raw
materials costs at September 30, 1995.


NOTE 7:  CONVERTIBLE DEBENTURES

During June and July 1995, the Company raised $275,000 from the issuance of convertible debentures. These promises to pay also included warrants entitling the holder to purchase stock from the Company at $.60 per share during the next six months. The notes mature in six months and earn interest at 4% per month. At the option of the holders, the notes can be converted into 2.5 shares of stock for each $1 of note principal at any time prior to repayment. All of these note holders have notified the Company of their intent to convert their notes.

NOTE 8: SUBSEQUENT EVENTS

During the third quarter, the Company received clearance from the FDA for the manufacturing and sale of its PAS device. In October 1995, the Company initiated a limited convertible preferred stock offering in an effort to raise funding for the Company.


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