Form 10QSB/A
period 1996-03-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-07-02
CIK 723906

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                         FORM 10-QSB/A AMENDMENT NO. 1

     (MARK ONE)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________
     Commission file number: 0-12365


                       MEDICAL DEVICE TECHNOLOGIES, INC.
                       ---------------------------------
         (exact name of small business issuer as specified in charter)



            Utah                                          58-1475517
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


   9171 Towne Centre Drive  -  Suite 355  -  San Diego, California  -  92122
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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

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

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     Not applicable.

ITEM 5.  OTHER INFORMATION
- --------------------------
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
     Exhibit 27

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MEDICAL DEVICE TECHNOLOGIES, INC.



Dated: July 2, 1996            By: /s/ Edward C. Hall
                                   ----------------------------
                                   Edward C. Hall
                                   Chief Financial Officer and
                                   Principal Accounting Officer