Form 10QSB
period 1996-06-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-08-14
CIK 723906

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

     (MARK ONE)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.

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

At July 31, 1996 there were 4,718,553 shares of the company's common stock issued and outstanding. The aggregate market value of such shares (based on an average of the bid and offered price of $1.44 of these shares as of July 31,
1996) held by non-affiliates, was approximately $6,512,809.

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995................................................. F-1

          Consolidated Statements of Operations for the Three Months and Six
          Months Ended June 30, 1996 and June 30, 1995.......................... F-3

          Consolidated Statements of Changes in Stockholders' Equity for the
          Three Months and Six Months Ended June 30, 1996....................... F-4

          Consolidated Statement of Cash Flows for the Six Months Ended
          June 30, 1996 and June 30, 1995....................................... F-5

          Notes to Consolidated Financial Statements............................ F-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION............   3

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.....................................................   8

ITEM 2.   CHANGES IN SECURITIES.................................................   8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................................   8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   8

ITEM 5.   OTHER INFORMATION.....................................................   8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................   8

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

     See attached financial statements for the period ended June 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
- -------------------------------------------------------------------

     The following discussion of the Company's financial condition, results of operations and plan of operation should be read in conjunction with the Financial Statements and the Notes thereto appearing in Item 1 in this Form 10-QSB.

     This report includes certain forward-looking statements regarding the Company's expectations about growth, new and existing products that involve risks and uncertainties. These risks are discussed in the Company's Registration Statement on Form S-1 (File No. 333-02727) filed with the Securities and Exchange Commission on June 24, 1996.

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

Results of Operations for the Three Months Ended June 30, 1996
- --------------------------------------------------------------

Revenues
- --------

     Revenues were $12,300 in the three months ended June 30, 1996; there were no revenues in 1995.

Operating Expenses
- ------------------

     Research and Development

     Research and development costs in the second quarter of 1996 were $182,688, a decrease of 63.7% as compared to the second quarter of 1995. The substantial reduction of PAS development costs more than offset increased development costs incurred on the CRS and ICP in the second quarter of 1996 as compared to 1995.


     General and Administrative

     General and administrative costs were $650,585 in the second quarter of 1996, a decrease of 3.7% as compared to 1995. This decrease was the result of lower public relations and professional fees that more than offset amortization expense of patent licenses in 1996 as well as increased salaries due to the hiring of two regional sales managers in the second half of 1995 and hiring a vice president of new business development and a chief financial officer in March 1996.


     Losses

     The Company's net loss for the second quarter of 1996 was $1,191,728 which was 1.1% greater than the same period in 1995. This increased loss was primarily attributable to interest and the amortization of discount expenses of $362,891 in the second quarter of 1996 associated with short term notes, repaid in June, 1996, which more than offset lower research and development and general administrative costs. Loss per share was $0.26 in 1996 as compared to a loss of $0.38 in 1995, representing a 31.6% reduced loss per share.

Results of Operations for the Six Months ended June 30, 1996
- ------------------------------------------------------------

Revenues
- --------

     Revenues were $12,300 in the first six months of 1996; there were no revenues in 1995.

Operating Expenses
- ------------------

     Research and Development

     Research and development costs in the first six months of 1996 were $356,133, 47.2% below the first six months of 1995, due to the reduction of PAS development costs, which more than offset the increased development costs incurred on the CRS and ICP in the first six months of 1996 as compared to 1995.


     General and Administrative

     General and administrative costs were $1,746,091 in the first six months of 1996, an increase of 52.8% compared to 1995. This increase was principally the result of the expenses relating to the termination agreement with a former officer, amortization of patent licenses in the first half of 1996, the addition of two regional sales managers in the second half of 1995, and the hiring of a vice president of new business development and a chief financial officer in March, 1996.

    Losses

    The Company's net loss for the first half of 1996 was $2,977,012 which was 63.8% above the same period in 1995. This increased loss was primarily attributable to interest and the amortization of discount of $879,224 in the first half of 1996 associated with short term notes repaid in June, 1996, in addition to increased other general and administrative costs, the combined effect of which more than offset lower research and development costs. Loss per share was $0.67 in 1996, as compared to a loss of $0.62 in 1995, representing a 8.1% increased loss per share.

Liquidity and Capital Resources
- -------------------------------

     To date, the Company has funded the capital requirements for its medical device operations from the private sales of debt and equity securities, the issuance of common stock in exchange for services and from the public offering of convertible preferred stock and warrants in June, 1996. The Company's cash and equivalents position at June 30, 1996 was $4,299,557 as compared to $306,851 at December 31, 1995, representing a fourteen-fold increase. In the first half of 1996, $1,032,450 of net cash was used for operating activities plus $233,998 was invested in patent licenses and property and equipment. These amounts were substantially offset by a net of $5,259,154 received by the Company in the first half of 1996 from financing activities and the public offering in June, 1996. Net cash used in operating activities in the first half of 1996 consisted principally of a net loss of $2,977,012, which was offset by a decrease in other net assets (excluding cash) of $369,005, $436,913 in common stock paid for services in lieu of cash, and depreciation, amortization and non-cash compensation accrual and recognition of $1,131,271.


     The Company's increase in current assets in the first half of 1996, as compared to December 31, 1995, was $4,103,326 or a 756% increase principally due to the June, 1996 public offering. Current liabilities decreased in the first six months of 1996 by $167,956 or 17.5% as compared to December 31, 1995, principally due to the repayment of short term notes repaid in June, 1996, partially offset by accrued license fee payable associated with the buyout of the license of a CRS patent holder. These changes in current assets and current liabilities resulted in an increase in the Company's working capital position to $3,854,162 at June 30, 1996 as compared to ($417,120) at December 31, 1995.

     The Company had inventory at June 30, 1996 totaling $188,092 consisting of finished goods of $85,261, work in process of $46,502, and parts and materials of $56,329. The Company's inventory at December 31, 1995 consisted of parts and materials.

     In the second quarter of 1995, the Company completed a private placement (the "1995 Private Placement") of its securities and received net proceeds of $974,769 in connection with the sale of 20.75 units at a purchase price of $50,000 per unit. Each unit consisted of 35,715 shares of common stock and 12,500 three-year warrants to purchase 12,500 shares of common stock. The warrants are exercisable for $2.00 per share of common stock. The Company also issued to the broker-dealer which assisted the Company in effecting the 1995 Private Placement 28,125 two-year warrants to purchase 28,125 shares of common stock at an exercise price of $2.00 per share.

     In June and July 1995, the Company issued an aggregate of $275,000 of short-term convertible debt which, if not converted into common stock, was to mature in six months and bore interest at the rate of 48% per annum (the "Convertible Debt") payable on maturity. As of December 27, 1995, all of the Convertible Debt had converted into common stock at the rate of 1.25 shares of common stock for each $1.00 of indebtedness, or an aggregate of 343,750 shares of common stock (the "Debt Shares"). In connection with the issuance of the Convertible Debt, the Company also issued an aggregate of 68,750 warrants exercisable for 68,750 shares of common stock at $1.20 per share. Prior to the expiration of the warrants on May 28, 1996, 62,500 warrants were exercised resulting in $75,000 proceeds to the Company.

     On January 24, 1996, the Company completed a private placement (the "Private Placement") pursuant to which it sold 33 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (i) a secured, one year, 10%, $50,000 promissory note (the "Note"); and (ii) 7,500 shares of the Company's Series I convertible preferred stock, par value $.01 per share (the "Series I Preferred Stock") and received net proceeds of $1,470,000. Of these net proceeds, $562,500 was received in the first quarter of 1996. The Series
I Preferred Stock did not pay any dividends and was automatically converted into the convertible preferred stock and warrants in the public offering completed June, 1996. The original issue discount incurred by the Company in relation to the Series I Preferred Stock was a one-time charge related to the Private Placement and was amortized in the first half of 1996.

     In the second quarter of 1996 the Company borrowed $350,000 from six individuals, two of whom are directors of the Company, pursuant to a six-month, 12% non-secured promissory note that, in no event, would pay each holder thereof less than 90 days worth of interest, regardless of when the note was actually repaid. In connection therewith, the Company issued 137,180 three-year warrants to purchase common stock at a weighted average price of 1.28 per share. The Company repaid the notes in June, 1996.

     The Company anticipates that its current resources, together with the net proceeds of its recently completed public offering in June, 1996, and sales of the PAS and CRS will be sufficient to fund the Company's currently anticipated needs for operating and capital expenditures during 1996 and 1997.

PLAN OF OPERATION

Emergence from a Development Stage Company
- ------------------------------------------

     The Company anticipates emerging in the second half of 1996 from a development stage to an operating company upon achieving revenues from its first medical device product, the PAS, which the Company began marketing in the first half of 1996.

The Company's Capital Requirements
- ----------------------------------

     The Company's greatest cash requirements during 1996 and 1997 will be for funding the working capital associated with the market introduction of the PAS and CRS, continued development, FDA filings and clinical testing of the ICP, and general and administrative expenses. These working capital requirements are expected to be partially supplemented by certain minimum anticipated sales of the PAS and CRS in 1996 and 1997.

     Subsequent to 1996, the Company plans to finance its operations and capital requirements with the profits and funds generated from the sales of its products as well as through new private financings and public offerings of debt and equity securities.

     The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to identify, develop and profitably market additional products as well as to obtain the financing necessary to fund this anticipated growth.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------
     Refer to the Company's Form 10-QSB for the period ended March 31, 1996.

     There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------
On June 20, 1996, the directors of the Company approved a one for two reverse split of the common stock in order to meet NASDAQ listing requirements associated with the Company's public offering of convertible preferred stock and redeemable warrants. There was no change in the common stock voting rights, par value or authorized shares.

On June 24, 1996 the Company completed a public offering, underwritten by First Allied Securities, an affiliate of Josephthal Lyon and Ross, Incorporated, of 1,500,000 shares of 6% cumulative convertible Series A preferred stock and 1,500,000 redeemable warrants resulting in gross proceeds of $7.65 million. The Company received approximately $4 million in net proceeds after repayment of short-term debt and costs associated with the offering. The preferred is convertible into four (4) shares of common stock at $1.25 per share and each warrant enables the holder to purchase two shares at $3.75. Notes sold under a previous private placement were repaid and an associated first priority lien on the Company's assets was then terminated.

On August 2, 1996, the Company received net proceeds of $19,800 from the underwriters' over-allotment exercise of their right under the June 24, 1996 public offering to purchase 225,000 redeemable warrants. On August 8, 1996 the Company was informed by the underwriter that it was exercising its over-allotment option on 100,000 shares of Series A preferred stock. The anticipated proceeds to the Company are estimated at $440,000 in August, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     Not applicable.

ITEM 5.  OTHER INFORMATION
- --------------------------
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
     Exhibit 27.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MEDICAL DEVICE TECHNOLOGIES, INC.



Dated: August 14, 1996            By: /s/ Edward C. Hall
                                      ----------------------------
                                      Edward C. Hall
                                      Chief Financial Officer and
                                      Principal Accounting Officer

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                              June 30           December 31
                                                1996                1995
                                             ----------          -----------
ASSETS (Note 4)

CURRENT ASSETS
 Cash                                        $4,299,557             $306,851
 Accounts receivable                              8,330
 Inventory (Note 3)                             188,092              147,593
 Prepaid royalties                               85,000               60,000
 Prepaid expenses and other assets               64,873               28,082
- ----------------------------------------------------------------------------

Total current assets                          4,645,852              542,526
- ----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
 Furniture and  fixtures                        100,224              112,149
 Machinery and equipment                        159,181               17,136
 Equipment under capital lease                    5,349                5,349
- ----------------------------------------------------------------------------
                                                264,754              134,634

 Less accumulated depreciation                  (49,990)             (37,309)
- ----------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                      214,764               97,325
- ----------------------------------------------------------------------------

LICENSE AGREEMENTS
  (net of accumulated amortization of
  $754,577 and $627,887)                      1,771,552            1,598,242

PREPAID ROYALTIES                               100,000              115,000

LOAN ORIGINATION FEES (Note 4)                        0              117,500

OTHER ASSETS                                     15,805               44,341
- ----------------------------------------------------------------------------
                                             $6,747,973         $  2,514,934
- ----------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                       MEDICAL DEVICE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30      December 31
                                                                   1996           1995
                                                               ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                              $    425,372    $   276,366
 Accrued expenses and taxes                                          24,204         40,927
 Short-term notes payable, net of unamortized discount
  of $384,375 at December 31, 1995 (Note 4)                               -        640,625
 Accrued license fee payable                                        200,000              -
 Current obligation under termination agreement                     140,385              -
 Current obligation under capital lease                               1,728          1,728
- ------------------------------------------------------------------------------------------

Total current liabilities                                           791,689        959,646

OTHER LIABILITIES
 Termination agreement obligation                                   172,667              -
 Capital lease obligation                                               567          1,755
- ------------------------------------------------------------------------------------------

Total other liabilities                                             173,234          1,755

STOCKHOLDERS' EQUITY (Note 5)

 Series I convertible preferred stock (247,500 shares
  authorized, 0 and 153,750 issued and outstanding)                       -        384,375
 6% cumulative convertible Series A preferred stock;
  $.01 par value (1,747,500 shares authorized, issued
  and outstanding)                                                   17,475              -
 Preferred stock, 10,000,000 shares authorized,
  $.01 par value, 0 shares issued and outstanding                         -              -
 Common stock, $.15 par value (100,000,000 shares
  authorized, 4,564,170 and 4,196,600 outstanding)                  684,625        629,490
 Stock to be issued (131,250 and 25,000 shares)                     230,940         23,440
 Additional paid-in capital                                      19,899,783     12,776,389
 Deferred stock compensation                                        421,609        247,500
 Deferred stock warrant compensation                                 13,291              -
 Accumulated deficit ($11,777,971 and $8,800,959 accumulated during the development stage through June 30, 1996 and
 December 31, 1995)                                             (15,484,673)   (12,507,661)
- ------------------------------------------------------------------------------------------

Total stockholders' equity                                        5,783,050      1,553,533
- ------------------------------------------------------------------------------------------

                                                               $  6,747,973    $ 2,514,934
- ------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended June 30,        Six months ended June 30,      June 1, 1992 to
                                                  ----------------------------     ----------------------------      June 30, 1996
                                                       1996          1995            1996                 1995        (Cumulative)
- ------------------------------------------------------------------------------------------------------------------------------------
SALES                                             $    12,300    $         -        $    12,300    $         -      $     12,300
Cost of Sales                                           8,654              -              8,654              -             8,654
- ------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                            3,646              -              3,646              -             3,646

OPERATING EXPENSES:
Research and development                              182,688        503,107            356,133        673,764         2,412,637
General and administrative                            650,585        675,260          1,746,091      1,142,582         7,512,699
- ------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                      (829,627)    (1,178,367)        (2,098,578)    (1,816,346)       (9,921,690)

OTHER INCOME (EXPENSE):
 Interest income                                          790              -                790              -             6,886
 Interest expense                                    (362,891)          (569)          (879,224)        (1,172)         (886,107)
 Loss on sale of marketable securities                      -              -                  -              -           (20,790)
 Net unrealized loss on marketable securities               -              -                  -              -           (64,500)
- ------------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
 AND DISPOSAL OF OIL AND GAS OPERATIONS            (1,191,728)    (1,178,936)        (2,977,012)    (1,817,518)      (10,886,201)

DISCONTINUED OPERATIONS                                     -              -                  -              -          (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                -              -                  -              -          (371,374)
- ------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                          $(1,191,728)   $(1,178,936)       $(2,977,012)   $(1,817,518)     $(11,777,971)
- ------------------------------------------------------------------------------------------------------------------------------------

PRIMARY LOSS PER SHARE: (Note 2)

Loss from continuing operations                   $     (0.26)   $     (0.38)       $     (0.67)   $     (0.62)
- ------------------------------------------------------------------------------------------------------------------------------------

Net loss                                          $     (0.26)   $     (0.38)       $     (0.67)   $     (0.62)
- ------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                 4,555,098      3,122,825          4,425,401      2,951,459
- ------------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996


                                Preferred Stock      Common Stock      Additional    Stock     Deferred
                               -----------------  --------------------  Paid-In      To Be     Compen-     Retained
                                Shares   Amount     Shares    Amount    Capital     Issued     sation      Deficit       Total
- ---------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1996      153,750  $384,375  4,196,600 $ 629,490  $12,776,389  $ 23,440  $247,500  $(12,507,661)  $ 1,553,533

Common stock issued for
 research and development,
 compensation, and services
 (Note 5)                            -         -    190,570    28,585      179,084         -         -             -       236,255
Issuance of preferred stock
 (Note 4)                       93,750   234,375          -          -           -         -         -             -       234,375

Accrued stock issuance               -         -          -          -           -         -    77,695             -        77,695

Accrued warrant issuance             -         -          -          -           -         -       949             -           949

Net loss for three months
 ended March 31, 1996                -         -          -          -           -         -         -    (1,785,284)   (1,785,284)

- -----------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1996       247,500   618,750  4,387,170    658,075  12,984,059    23,440   326,144   (14,292,945)      317,523
- -----------------------------------------------------------------------------------------------------------------------------------
Common stock issued for
 research and development,
 compensation, and services
 (Note 5)                            -         -    120,750 $   18,113     182,544         -         -             -       200,657

Common stock issued for
 exercise of warrants (Note 5)       -         -     56,250      8,437      59,063         -         -             -        67,500

Series 1 convertible preferred
 conversion to Series A
 preferred (Note 5)          (247,500) (618,750)          -          -     618,750         -         -             -             -

Issuance of 6% cumulative
 convertible Series A
 preferred (Note 5)         1,747,500    17,475           -          -   5,923,367         -         -             -     5,940,842

Issuance of Redeemable
 Warrants (Note 5)                   -         -          -          -     132,000         -         -             -       132,000

Accrued stock issuance               -         -          -          -           -         -    96,414             -        96,414


Accured warrant issuance             -         -          -          -           -         -    12,342             -        12,342


Stock subscribed                     -         -          -          -           -   207,500         -             -       207,500

Net loss for three months
 ended June 30, 1996                 -         -          -          -           -         -         -  $ (1,191,728)  $(1,191,728)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996      1,747,500 $  17,475  4,564,170 $  684,625 $19,899,783  $230,940  $434,900  $(15,484,673)  $ 5,783,050
- ----------------------------------------------------------------------------------------------------------------------------------

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        June 1, 1992 to
INCREASE (DECREASE) IN CASH                              SIX MONTHS ENDED JUNE 30,       June 30, 1996
                                                             1996            1995         (Cumulative)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $(2,977,012)    $(1,817,518)      $(11,777,971)
 Adjustments to reconcile net loss
   to net cash used by operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                  -               -           (100,599)
     Stock paid for services                                  436,913         972,640          3,959,654
     Compensation recognized relating to
       accrued employee stock grants and warrants             187,400         143,828            587,900
     Depreciation and amortization                            145,121         118,207          1,427,829
     Amortization of loan origination fees and
       original issue discount                                798,750               -            798,750
     Loss on disposal of fixed assets                           7,373               -              7,373
     Other (non-cash losses related to discontinued
         oil and gas operations)                                    -               -            664,503
     Increase (decrease) from changes in:
       Inventory                                              (40,499)        (68,003)          (188,092)
       Prepaid royalties                                      (10,000)              -           (185,000)
       Prepaid expenses and other assets                      (17,500)         (6,691)          (221,924)
       Accounts payable                                       149,005         (50,694)           338,289
       Termination agreement liability                        313,052               -            313,052
       Accrued expenses and taxes                             (16,723)           (898)            27,104
       Other (other assets, accounts receivable)               (8,330)              -            (40,421)
- ---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                      (1,032,450)       (709,129)        (4,389,553)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                  (100,000)              -           (625,110)
       Purchase of property and equipment                    (133,998)        (27,882)          (276,372)
       Other (proceeds from sale of marketable                      -               -            175,188
         securities and loan repayments)
- ---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                        (233,998)        (27,882)          (726,294)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from related party                                                          22,608
       Proceeds from preferred stock and warrant issuance
        (net of offering costs)                             6,072,841                          6,072,841
       Proceeds from notes payable                            912,500         262,500          2,195,000
       Principal payments on notes payable                 (2,000,000)                        (2,050,000)
       Proceeds from common stock to be issued                207,500         129,000          1,444,667
       Proceeds from issuing common stock                                                      1,364,052
       Proceeds from warrant exercise                          67,500                             67,500
       Capital lease financing                                 (1,187)                             2,296
       Advances on private common stock placement                                                296,440
- ---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                   5,259,154         391,500          9,415,404
- ---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                             3,992,706        (345,511)         4,299,557

Cash, beginning of period                                     306,851         483,611                  0
- ---------------------------------------------------------------------------------------------------------
Cash, end of period                                       $ 4,299,557     $   138,100       $  4,299,557
- ---------------------------------------------------------------------------------------------------------

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     1996           1995
- ---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

         PAYMENTS FOR:

              Interest                                           $    90,646     $    1,172
              Income taxes                                             1,600              -

         STOCK ISSUED FOR:

              Research and development                               286,312        638,340
              Public relations and marketing services                 65,002        195,144
              Legal and professional services                         60,170         78,281
              Directors fees                                          25,429         62,407
              Contract payable                                            -         100,000
              Note and prepaid expenses                                   -          78,490
                                                                 -----------     ----------
                                                                 $   436,913     $1,152,662
                                                                 -----------     ----------
         NON-CASH INVESTING ACTIVITY:

         Reclassification of other assets to machinery and
              equipment:                                         $    36,000     $        -

         Reclassification of inventory to machinery
              and equipment:                                          36,313      $       -

              In February, 1996 the Company purchased the license agreement from a part owner of the CRS patent for $300,000 of which $200,000 is payable in the third quarter and is reflected as accrued license fee payable at June 30, 1996.

             Additional short term notes in the amount of $625,000 were added in January, 1996. These notes were issued net of loan origination fees of $62,500, along with preferred stock stated at $234,375 which amount was added to the year end original issue discount for a total of $618,750. These amounts were fully amortized in the first six months of 1996 and the notes were repaid in June, 1996 (Note 4).

          See accompanying notes to consolidated financial statements.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.  STATEMENT OF INFORMATION FURNISHED

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996, and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB/A, as amended.

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

3.   INVENTORY

During the year ended December 31, 1995, the Company began production of the PAS device. The inventory balance of $188,092 at June 30, 1996 consisted of $85,261 of finished goods, $46,502 of work in process and $56,329 of parts and materials. The balance at December 31, 1995 consisted of parts and materials.

4.   SHORT-TERM NOTES PAYABLE

Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company effected between December 14, 1995 and January 24, 1996, a private placement of notes and 247,500 shares of Series I convertible preferred stock. Of the $1,650,000 of gross proceeds, $618,750 was allocated to the preferred stock and represents the original issue discount on the notes. Of these amounts, 93,750 shares of Series I convertible preferred stock, $625,000 of gross proceeds and $234,375 of original issue discount were added in the three months ended March 31, 1996. The unamortized original issue discount on the notes was $384,375 at December 31, 1995. Notes sold under the private placement bore interest at 10% per annum and were secured by a first priority lien on all assets of the Company, which security interest terminated upon repayment of the notes in June, 1996. The proceeds of the private placement were used to provide working capital to the Company prior to the public offering completed in June, 1996.

The original issue discount and loan fees of $180,000 associated with the private placement were amortized during the first six months of 1996. The notes were repaid with the proceeds of the Company's public offering of convertible preferred stock and warrants, completed in June, 1996.

In the second quarter the Company borrowed $350,000 from six individuals, two of whom are directors of the Company, pursuant to a six-month, 12% non-secured promissory note that, in no event, would pay each holder thereof less than 90 days worth of interest, regardless of when the note was actually repaid. In connection therewith, the Company issued 137,180 three-year warrants to purchase common stock at a weighted average price of 1.28 per share. The Company repaid the notes in June, 1996.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY

In each of the four most current years, the Company's board of directors has approved a stock compensation plan, the most recent which registered 475,000 shares under Form S-8 on January 16, 1996, whereby services are obtained in exchange for issuance of free trading stock of the Company. During the first six months of 1996, the Company issued 311,320 shares valued at $436,913 for research and development, advertising and public relations, legal and professional services, and directors' fees.

The Company's S-3 registration statement, which became effective on May 13, 1996, allowed holders of warrants of the convertible debentures issued in June 1995 (converted as of December 27, 1995 to common stock) to exercise their right to purchase common shares of the Company at $1.20 per share for a period of 10 business days after such effective date. Of the 68,750 warrants, 62,500 were exercised and the remaining expired.

On June 20, 1996, the directors of the Company approved a one for two reverse split of the common stock in order to meet NASDAQ listing requirements associated with the Company's public offering of convertible preferred stock and redeemable warrants. There was no change in the common stock voting rights, par value or authorized shares. All share balances have been retroactively adjusted to reflect the reverse stock split.

On June 24, 1996 the Company completed a public offering, underwritten by First Allied Securities, an affiliate of Josephthal Lyon and Ross, of 1,500,000 shares of 6% cumulative convertible Series A preferred stock and 1,5000,000 redeemable warrants resulting in gross proceeds of $7.65 million. The company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The preferred is convertible into four (4) shares of common stock at $1.25 per share and each warrant enables the holder to purchase two shares at $3.75.

6.  SUBSEQUENT EVENTS

On August 2, 1996, the Company received net proceeds of $19,800 from the underwriters' over-allotment exercise of their right under the June 24, 1996 public offering to purchase 225,000 redeemable warrants.

On August 8, 1996 the Company was informed by the underwriter that it was exercising its over-allotment option on 100,000 shares of Series A preferred stock. The anticipated proceeds to the Company are estimated at $440,000 in August, 1996.