Form 10QSB
period 1996-09-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1996-11-15
CIK 723906

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ...................... to ......................

                         Commission file number: 0-12365

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                        --------------------------------
          (exact name of small business issuer as specified in charter)


                  Utah                            58-1475517
       ------------------------------- -----------------------------------
      (State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)


       9171 Towne Centre Drive - Suite 355 - San Diego, California - 92122
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 455-7127
                                 --------------
                (Issuer's telephone number, including area code)

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

     At October 31, 1996 there were 4,853,613 shares of the company's common stock issued and outstanding. The aggregate market value of such shares (based on the average of the bid and offered price of $0.94 of these shares as of October 31, 1996) held by non-affiliates, was approximately $4,378,379.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995........................................F-1

Consolidated Statements of Operations for the Three Months and Nine Months Ended
September 30, 1996 and September 30, 1995.........................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity for the Three Months and Nine Months Ended
September 30, 1996 ...............................................................................................F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and September 30, 1995.........F-6

Notes to Consolidated Financial Statements........................................................................F-9

Item 2. Management's Discussion And Analysis And Plan Of Operation .................................................3


PART II OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................................... 7

Item 2. Changes in Securities...................................................................................... 7

Item 3. Defaults Upon Senior Securities............................................................................ 7

Item 4. Submission of Matters to a Vote of Security Holders........................................................ 7

Item 5. Other Information.......................................................................................... 7

Item 6. Exhibits and Reports on Form 8-K........................................................................... 7

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

     See attached financial statements for the period ended September 30, 1996.

Item 2.  Management's Discussion and Analysis and Plan of Operation
-------------------------------------------------------------------

     The following discussion of the Company's financial condition, results of operations and plan of operation should be read in conjunction with the Financial Statements and the Notes thereto appearing in Part 1, Item 1 in this Form 10-QSB.

     This report includes certain forward-looking statements regarding the Company's expectations about growth, financing and new and existing products that involve risks and uncertainties. These risks are discussed in the Company's Registration Statement on Form S-1 (File No. 333-02727) filed with the Securities and Exchange Commission on June 24, 1996.

General
-------

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

Results of Operations for the Three Months Ended September 30, 1996
-------------------------------------------------------------------

Revenues
--------

     Revenues were $13,142 in the three months ended September 30, 1996; there were no revenues in 1995. Revenues were obtained solely from the Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS).

Gross Profit
------------

     Gross profit was $8,708 in the three months ended September 30, 1996; there were no product sales in 1995.

Operating Expenses
------------------

Research and Development

     Research and development costs in the third quarter of 1996 were $357,648, an increase of 122% as compared to the third quarter of 1995 due to the increased development costs incurred on the Cell Recovery System (CRS) and Intracranial Pressure Monitor (ICP) in the third quarter of 1996 as compared to 1995, which more than offset the reduction in FAS development costs.

Sales, General and Administrative

     Sales, general and administrative costs were $403,289 in the third quarter of 1996, a decrease of 40.7% as compared to 1995. This decrease was principally the result of a negative $124,401 stock compensation expense (due to the accounting associated with the drop in common stock price relative to June 30,
1996) in 1996 as compared to $75,234 in 1995 and $91,268 lower public relations costs in 1996 versus 1995; these more than offset the addition of amortization expense of patent licenses in 1996.

Losses

     The Company's net loss for the third quarter of 1996 was $706,693 which was a 16% smaller loss than the same period in 1995. This reduced loss was primarily attributable to lower sales, general and administrative costs and interest earned on cash balances which more than offset increased research and development costs in the third quarter of 1996 as compared to 1995. Loss per share was $0.15 in the third quarter of 1996 as compared to a loss of $0.23 in 1995, representing a 34.8% reduced loss per share.

Results of Operations for the Nine Months Ended September 30, 1996
------------------------------------------------------------------

Revenues
--------

     Revenues were $25,442 in the first nine months of 1996; there were no revenues in 1995.

Gross Profit
------------

     Gross profit was $12,354 in the first nine months of 1996; there were no product sales in 1995.


Operating Expenses
------------------

Research and Development

     Research and development costs in the first nine months of 1996 were $713,781, 14.5 % below the first nine months of 1995, due to the reduction of FAS development costs in 1996, which more than offset the increased development costs incurred on the CRS and ICP in the first nine months of 1996 as compared to 1995.

Sales, General and Administrative

     Sales, general and administrative costs were $2,149,380 in the first nine months of 1996, an increase of 17.9% as compared to 1995. This increase was principally the result of the one time $357,667 expense associated with the termination of the employment contract of a former executive officer as well the $200,975 additional expense of amortization of patent licenses in 1996 which more than offset a negative $156,063 stock compensation expense (due to the accounting associated with the drop in the stock price relative to December 31,
1995) and a $37,040 reduction in public relations cost in 1996 as compared to 1995.

Losses

     The Company's net loss for the first nine months of 1996 was $3,683,705 which was a 38.5% greater loss than in the same period in 1995. This increased loss was primarily attributable to interest and the amortization of discount expenses of $880,137 associated with short term notes repaid in June 1996, as well as higher sales, general and administrative expense that more than offset lower research and development expense, interest income and gross profit in the first nine months of 1996 as compared to 1995. Loss per share was $0.81 in 1996 as compared to a loss of $0.83 in 1995, representing a 2.4% reduced loss per share.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded the capital requirements for its current medical device operations from the private sales of debt and equity securities, the issuance of common stock in exchange for services and from the public offering of cumulative convertible Series A preferred stock and redeemable warrants in June 1996. The Company's cash position at September 30, 1996 increased to $3,773,379, approximately 12.3 times the $306,851 balance at December 31, 1995. In the first nine months of 1996, $1,671,841 of net cash was used for operating activities plus $485,085 was invested in patent licenses and property and equipment. Cash used in operations and for investment activities was substantially offset by a net of $5,623,454 received by the Company in the first nine months of 1996 from financing activities and the public offering in June 1996. Net cash used in operating activities in the first nine months of 1996 consisted principally of a net loss of $3,683,705, which was offset by cash provided from a reduction in other net assets (excluding cash) of $335,982, $573,571 in common stock paid for services in lieu of cash, and depreciation, amortization and non-cash compensation accrual and recognition of $1,102,312.

     The Company's current assets at September 30, 1996 were $3,989,381, approximately 7.35 times the balance at December 31, 1995, principally due to net proceeds received from the June 1996 public offering. Current liabilities decreased in the first nine months of 1996 by $407,851 or 42.5% as compared to December 31, 1995, principally due to the repayment of short term notes in June, 1996. As a result, working capital increased to $3,438,086 from a negative $417,120 at year end 1995.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

     The Company anticipates emerging in 1997 from a development stage to an operating company upon achieving revenues from its first medical device product, the FAS, which the Company began marketing in the first half of 1996.

The Company's Capital Requirements
----------------------------------

     The Company's greatest cash requirements during 1996 and 1997 will be for funding the working capital associated with the market introduction of the FAS and CRS, continued development, FDA filings and clinical testing of the ICP, and sales, general and administrative expenses. These working capital requirements are expected to be partially supplemented by certain minimum anticipated sales of the FAS and CRS in 1996 and 1997.

     Subsequent to 1996, the Company plans to finance its operations and capital requirements with the profits and funds generated from the sales of its products as well as through new private financing and public offerings of debt and equity securities.

     The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to identify, develop and profitably market additional products as well as to obtain the financing necessary to fund this anticipated growth.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
--------------------------

     Refer to the Company's Form 10-QSB for the period ended March 31, 1996.

     There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

Item 2.  CHANGES IN SECURITIES
------------------------------
         Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

Item 5.  OTHER INFORMATION
--------------------------

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         Exhibit 27.

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        MEDICAL DEVICE TECHNOLOGIES, INC.



Date:  November 14, 1996                        By: /s/ Edward C. Hall
                                               -------------------------------
                                                Edward C. Hall
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                           September 30, 1996   December 31, 1995
                                                           ------------------   -----------------
                                                            (unaudited)
ASSETS (Note 4)
CURRENT ASSETS
   Cash                                                        $ 3,773,379    $   306,851
   Accounts receivable                                              10,093              -
   Inventory (Note 3)                                              131,216        147,593
   Prepaid royalties                                                     -         60,000
   Prepaid expenses and other assets                                75,193         28,082
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                             3,989,881        542,526
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
   Furniture and  fixtures                                         100,009        112,149
   Machinery and equipment                                         155,650         17,136
   Equipment under capital lease                                     5,349          5,349
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   261,008        134,634

   Less accumulated depreciation                                   (62,674)       (37,309)
-----------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                         198,334         97,325
-----------------------------------------------------------------------------------------------------------------------------------
LICENSE AGREEMENTS
  (net of accumulated amortization of $828,862 and $627,887)     1,938,455      1,598,242

PREPAID ROYALTIES                                                        -        115,000

LOAN ORIGINATION FEES                                                    -        117,500

OTHER ASSETS                                                        15,003         44,341
-----------------------------------------------------------------------------------------------------------------------------------
                                                               $ 6,141,673    $ 2,514,934
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 1996  December 31, 1995
                                                                 ------------------  -----------------
                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $    339,156    $    276,366
   Accrued expenses and taxes                                              70,555          40,927
   Short-term notes payable, net of unamortized discount of
    $384,375 at December 31, 1995 (Note 4)                                      -         640,625
   Current obligation under termination agreement                         140,385               -
   Current obligation under capital lease                                   1,699           1,728
-----------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                 551,795         959,646

OTHER LIABILITIES
   Termination agreement obligation                                       135,667               -
   Capital lease obligation                                                     -           1,755
-----------------------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                   135,667           1,755

STOCKHOLDERS' EQUITY (Note 5)

   Series I convertible preferred stock(247,500 shares authorized,
    0 and 153,750 issued and outstanding)                                       -         384,375
   6% cumulative convertible Series A preferred stock; $.01 par
    value(1,847,500 shares authorized, issued and outstanding)             18,475               -
   Preferred stock, 10,000,000 shares authorized, $.01 par value,
    0 shares issued and outstanding                                             -               -
   Common stock, $.15 par value (100,000,000 shares authorized,
    4,835,788 and 4,196,600 outstanding)                                  725,368         629,490
   Stock to be issued (50,000 shares)                                      23,440          23,440
   Additional paid-in capital                                          20,669,596      12,776,389
   Deferred stock compensation                                            293,563         247,500
   Deferred stock warrant compensation                                     15,886               -
   Accumulated deficit ($12,484,664 and $8,800,959 accumulated losses during the development stage through September 30, 1996
    and December 31, 1995)                                            (16,292,117)    (12,507,661)
-----------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                              5,454,211       1,553,533
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     $  6,141,673    $  2,514,934
-----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                       Three months ended September 30,       Nine months ended September 30,    June 1,1992 to
                                       --------------------------------       -------------------------------  September 30,1996
                                                   1996          1995                      1996        1995      (Cumulative)
------------------------------------------------------------------------------------------------------------------------------------
SALES                                         $    13,142   $         -            $      25,442     $     -      $   25,442
Cost of sales                                       4,434             -                   13,088           -          13,088
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                        8,708             -                   12,354           -          12,354

OPERATING EXPENSES:
Research and development                          357,648       161,404                  713,781       835,168     2,770,285
Sales, general and administrative                 403,289       680,194                2,149,380     1,822,776     7,915,988
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                  (752,229)     (841,598)              (2,850,807)   (2,657,944)  (10,673,919)

OTHER INCOME (EXPENSE):
Interest income                                    46,449             -                   47,239             -        53,335
Interest expense                                     (913)         (184)                (880,137)       (1,356)     (887,020)
Loss on sale of marketable securities                   -             -                        -             -       (20,790)
Net unrealized loss on marketable securities            -             -                        -             -       (64,500)
------------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE DISCONTINUED OPERATIONS
AND DISPOSAL OF OIL AND GAS OPERATIONS           (706,693)     (841,782)              (3,683,705)   (2,659,300)  (11,592,894)

DISCONTINUED OPERATIONS                                 -             -                        -             -      (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS            -             -                        -             -      (371,374)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                    $    (706,693) $   (841,782)             $(3,683,705) $ (2,659,300)  $(12,484,664)
------------------------------------------------------------------------------------------------------------------------------------
PRIMARY LOSS PER SHARE (Note 2):

Loss from continuing operations             $   (0.15)    $      (0.23)             $     (0.81)   $    (0.83)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                    $   (0.15)    $      (0.23)             $     (0.81)   $    (0.83)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding             4,774,252     3,632,129                4,534,141     3,191,751
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)


                                 Preferred Stock       Common Stock    Additional   Stock
                               -----------------      ---------------   Paid-In     To Be     Deferred       Retained
                               Shares    Amount     Shares    Amount    Capital    Issued   Compensation      Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1996      153,750  $384,375   4,196,600 $629,490  $12,776,389 $23,440     $247,500    $(12,507,661) $1,553,533

Common stock issued for
 research and development,
 compensation, and services
 (Note 6)                            -         -     190,570   28,585      207,670       -            -               -     236,255

Issuance of preferred stock
 (Note 4)                       93,750   234,375           -        -            -       -            -               -     234,375

Accrued stock issuance
 (Note 5)                            -         -           -        -            -       -        77,695                     77,695

Accrued warrant issuance
 (Note 5)                            -         -           -        -            -       -           949                        949

Net loss for three months
 ended March 31, 1996                                                                                         (1,785,284)(1,785,284)
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1996       247,500  $618,750   4,387,170 $658,075  $12,984,059 $23,440       $326,144   $(14,292,945)  $317,523
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for
 research and development,
 compensation, and services
 (Note 6)                            -         -      120,750  18,113      182,544       -              -              -    200,657

Common stock issued for
exercise of warrants                 -         -       56,250   8,437       59,063       -              -              -     67,500

Series I Convertible Preferred
 conversion  to Series A
 Preferred                    (247,500) (618,750)           -       -      618,750       -              -              -          -

Issuance of 6% Cumulative
 Convertible Series A
 Preferred                   1,747,500   17,475             -       -    5,923,367       -              -              -  5,940,842

Issuance of Redeemable
 Warrants                            -        -             -       -      132,000       -              -              -    132,000

Accrued stock issuance
 (Note 5)                            -        -             -       -            -       -          96,414             -     96,414

Accrued warrant issuance
 (Note 5)                            -        -             -       -            -       -          12,342             -     12,342

Stock subscribed (Note 5)            -        -             -       -            -  207,500              -             -    207,500

Net loss for three months
 ended June 30, 1996                                                                                          (1,191,728)(1,191,728)
------------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996     1,747,500   $17,475   4,564,170 $684,625   $19,899,783 $230,940       $434,900  $(15,484,673)$5,783,050
------------------------------------------------------------------------------------------------------------------------------------

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)


                                 Preferred Stock       Common Stock    Additional   Stock
                               -----------------      ---------------   Paid-In     To Be     Deferred       Retained
                               Shares    Amount     Shares    Amount    Capital    Issued   Compensation      Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1996      1,747,500  $ 17,475   4,564,170 $684,625  $19,899,783 $230,940    $434,900    $(15,484,673) $5,783,050

Common stock issued for
 research and development,
 compensation, and services
 (Note 6)                            -         -      93,710   14,056      123,652        -           -               -     137,708

Common stock issued for
 Exercise of warrants
 (Note 5)                            -         -     106,250   15,938      191,562        -           -               -     207,500

Common stock dividend
 issued to 6% Cumulative
 Series A Preferred Stock
 (Note 5)                            -         -      71,658   10,749       90,002        -            -        (100,751)         -

Issuance of 6% Cumulative
 Convertible Series A
 Preferred (Note 5)            100,000     1,000           -        -      344,797        -            -               -    345,797

Issuance of Redeemable
 Warrants (Note 5)                   -         -           -        -       19,800        -            -               -     19,800

Accrued stock issuance (Note 5)      -         -           -        -            -        -     (128,046)              -   (128,046)

Accrued warrant issuance (Note 5)    -         -           -        -            -        -        2,595               -      2,595

Stock subscribed (Note 5)            -         -           -        -            - (207,500)           -               -   (207,500)

Net loss for three months
 ended September 30, 1996                                                                                       (706,693)  (706,693)
------------------------------------------------------------------------------------------------------------------------------------
Balances, September,30 1996  1,847,500   $18,475   4,835,788 $725,368   $20,669,596 $23,440     $309,449    $(16,292,117)$5,454,211
------------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                            June 1, 1992 to
INCREASE (DECREASE) IN CASH                                       Nine Months Ended September 30,          September 30, 1996
                                                                        1996             1995                 (Cumulative)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $(3,683,705)     $(2,659,300)             $(12,484,664)
 Adjustments to reconcile net loss
   to net cash provided by operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                            -                -                  (100,599)
     Stock paid for services                                            573,571        1,497,404                 4,096,312
     Compensation recognized relating to
       accrued employee stock grants & warrants                          62,999          219,062                   463,499
     Bad debt expense                                                         -                -                   394,720
     Depreciation and amortization                                      233,190           17,072                 1,515,898
     Amortization of loan origination fees and
       original issue discount                                          798,750                -                   798,750
     Loss on disposal of fixed assets                                     7,373                -                   109,968
     Reversal of litigation outstanding at end of prior year                  -                -                  (286,996)
     Loss on sale of marketable securities                                    -                -                    48,290
     Net unrealized loss on marketable securities                             -                -                    37,000
     Loss on disposal of oil and gas operations                               -                -                   368,894
     Increase (decrease) from changes in:
       Accounts receivable                                              (10,093)               -                    (7,578)
       Interest receivable                                                    -                -                     8,053
       Amounts due from related party                                         -                -                     1,682
       Inventory                                                         16,377          (65,637)                 (131,216)
       Prepaid royalties                                                 15,000                -                  (160,000)
       Prepaid expenses and other current assets                        (47,111)          (5,764)                 (251,535)
       Other assets                                                      (6,662)               -                   (51,003)
       Accounts payable                                                  62,790           26,594                   252,074
       Termination agreement liability                                  276,052                -                   276,052
       Accrued expenses and taxes                                        29,628             (409)                   73,455
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (1,671,841)        (970,978)               (5,028,944)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                            (381,188)               -                  (906,298)
       Purchase of property and equipment                              (104,382)         (29,519)                 (246,756)
       Proceeds from sale of property and equipment                         485                -                       485
       Other (proceeds from sale of marketable
         securities and loan repayments)                                      -                -                   175,188
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 $(485,085)        $(29,519)                $(977,381)
------------------------------------------------------------------------------------------------------------------------------------

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                             June 1, 1992 to
INCREASE (DECREASE) IN CASH                                     Nine Months Ended September 30,            September 30, 1996
                                                                      1996              1995                  (Cumulative)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from related party                                  -                  -                      22,608
       Proceeds from preferred stock and warrant
          issurance (net of offering costs)                       6,437,738                  -                   6,437,738
       Proceeds from notes payable                                  912,500            365,000                   2,195,000
       Principal payments on notes payable                      (2,000,000)                  -                  (2,050,000)
       Proceeds from common stock to be issued                            -            129,000                   1,237,167
       Proceeds from issuing common stock                                 -             30,000                   1,364,052
       Proceeds from warrant exercise                               275,000                  -                     275,000
       Capital lease financing                                      (1,784)                  -                       1,699
       Advances on private common stock placement                        -                   -                     296,440

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         5,623,454            524,000                   9,779,704
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   3,466,528           (476,497)                  3,773,379

Cash, beginning of period                                           306,851            483,611                           -
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                              $3,773,379             $7,114                  $3,773,379
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Nine Months Ended September 30,
                                                                           1996         1995
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:

     Interest                                                         $   91,559     $   1,356
     Income taxes                                                          1,600             -

STOCK ISSUED FOR:

     Research and development                                            319,808       762,369
     Public relations and marketing services                              86,252       369,298
     Legal and professional services                                     124,270       151,260
     Directors' fees                                                      43,241        63,839
     Contract payable                                                          0        50,000
     Note payable                                                              0        50,000
     Prepaid expenses and inventory                                            0        50,638
                                                                         -------     ---------
                                                                        $573,571    $1,497,404
                                                                         -------     ---------

      Common Stock dividend issued to 6% Culumlative
           Convertible Series A  Preferred Stockholders                 $100,751             -

NON-CASH INVESTING ACTIVITY:

Application of prepaid royalties to the purchase of license agreements: $160,000             -
Application of deposit to the purchase of property and equipment:       $ 36,000             -


     Additional short term notes in the amount of $625,000 were added in January, 1996 along with preferred stock stated at $234,375 which was added to the year end original issue discount for a total of $618,750.


          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Statement Of Information Furnished

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the three and nine month periods ended September 30, 1996, and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB/A, as amended.

     The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A, as amended, for the year ended December 31, 1995.

     Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the September 30, 1995 presentation.

2.       Loss Per Share

     Loss per share data has been computed on the weighted average number of shares of common stock outstanding in each period. Warrants outstanding have not been considered in the average number of shares since the effect would be anti-dilutive. Weighted average shares outstanding at September 30, 1996 and 1995 include common stock to be issued.

3.       Inventory

     The inventory balance shown at September 30, 1995 consisted of $61,985 of finished goods, net of reserve of $7,840, $26,441 of work in process and $42,790 of parts and materials. The inventory balance at December 31, 1995 consisted of parts and materials.

4.    Short-Term Notes Payable

     Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company effected between December 14, 1995 and January 24, 1996, a private placement of notes and 247,500 shares of Series I convertible preferred stock. Of the $1,650,000 of gross proceeds, $618,750 was allocated to the preferred stock and represented the original issue discount on the notes. The unamortized original issue discount on the notes was $384,375 at December 31, 1995. Notes sold under the private placement bore interest at 10% per annum and were secured by a first priority lien on all assets of the Company, which security interest terminated upon repayment of the notes in June, 1996. The proceeds of the private placement were used to provide working capital to the Company prior to the public offering completed in June 1996.

     The original issue discount and loan fees of $180,000 associated with the private placement were amortized during the first six months of 1996. The notes were repaid with the proceeds of the Company's public offering of cumulative convertible Series A preferred stock and redeemable warrants, completed in June 1996.

5.  Stockholders' Equity

     The Company's S-3 registration statement, which became effective on May 13, 1996, in addition to registering common stock and common stock underlying warrants issued under private placements completed in 1995, allowed holders of warrants of the convertible debentures issued in June 1995 (converted as of December 27, 1995 to common stock) to exercise their right to purchase common shares of the Company at $1.20 per share for a period of 10 business days after such effective date. Of the 68,750 warrants, 62,500 were exercised and the remaining expired. The Company received $75,000 proceeds from the S-3 warrant exercise.

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

     On June 24, 1996 the Company completed a public offering, underwritten by First Allied Securities, an affiliate of Josepthal Lyon and Ross, Incorporated of 1,500,000 shares of 6% cumulative convertible Series A preferred stock and 1,500,000 redeemable warrants resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The preferred stock is convertible into four
(4) shares of common stock at $1.25 per share and each warrant enables the holder to purchase two shares at $3.75.

     In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's exercise of its over-allotment option under the June 24, 1996 public offering to purchase an additional 225,000 redeemable warrants and an additional 100,000 shares of 6% cumulative convertible Series A preferred stock. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded during the third quarter.

     On September 9, 1996, the Company issued 71,658 shares of common stock as a dividend for the period through August 31, 1996 under its 6% cumulative convertible Series A preferred stock for preferred stockholders of record on August 12,1996. The dividend was .041 shares of common stock for every share of Series A preferred stock, valued on the 10 day moving average stock price of the common stock during the 30 days prior to the declaration date (same as the record date). Fractional shares were rounded up.

     In each of the four most current years, the Company's board of directors has approved a stock compensation plan, the most recent which registered 475,000 shares under Form S-8 on January 16, 1996, whereby services are obtained in exchange for issuance of free trading stock of the Company. During the first nine months of 1996, the Company issued 405,030 shares valued at $573,571 for research and development, advertising and public relations, legal and professional services, and directors fees.

     Compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the end of the period. Stock subscribed reflects warrants exercised in the second quarter and issued in the third quarter of 1996.