Form 10-K
period 1996-12-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1997-03-31
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1996.

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from __________________ to ____________________
                         Commission File Number 0-12365

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                        ---------------------------------

                 (Name of small business issuer in its charter)
                      Utah                             58-1475517
         ---------------------------------    ---------------------------
         (State or other jurisdiction of           (IRS Employer
          incorporation or organization)            Identification No.)

         9171 Towne Centre Drive, Suite 355, San Diego, California 92122
                    (Address of principal executive offices)

                    Issuer's telephone number: (619) 455-7127

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:


Title of each class                                                    Name of each exchange on which registered
-------------------                                                    -----------------------------------------
Common Stock, $0.15 Par Value                                                The Nasdaq SmallCapSM Market
6% Cumulative Convertible Series A Preferred Stock, $.01 Par Value           The Nasdaq SmallCapSM Market
Redeemable Common Stock Purchase Warrants                                    The Nasdaq SmallCapSM Market


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year $26,193.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 12, 1997, was $3,871,085

     As of March 12, 1997, Registrant had outstanding 7,838,632 shares of common stock, 1,256,080 shares of 6% cumulative convertible Series A preferred stock and 1,972,000 redeemable common stock purchase warrants.

     Transitional Small Business Disclosure Format (check one): Yes     No. X


                                TABLE OF CONTENTS


PART I

Item 1.           Description of the Business.........................................................2

Item 2.           Description of Property............................................................16

Item 3.           Legal Proceedings..................................................................16

Item 4.           Submission of Matters to a Vote of Security Holders................................17


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters ..........................17

Additional Item.  Executive Officers and Directors of the Company ...................................18

Item 6.           Management's Discussion and Analysis and Plan of Operation.........................21

Item 7.           Financial Statements...............................................................27

Item 8.           Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure...............................................................28


PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons,
                  Compliance with Section 16(a) of the Exchange Act..................................28

Item 10.          Executive Compensation.............................................................28

Item 11.          Security Ownership of Certain Beneficial Owners and Management.....................28

Item 12.          Certain Relationships and Related Transactions.....................................28


PART IV

Item 13.          Exhibits and Reports on Form 8-K...................................................28


                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

Corporate History
-----------------

     Medical Device Technologies, Inc. (the "Company") was incorporated on February 6, 1980, under the laws of the State of Utah, initially under the name of Gold Probe, Inc. In September 1981, the Company and the Hailey Oil Company, Inc. a Mississippi corporation, entered into an Agreement and Plan of Reorganization whereby the Company acquired Hailey Oil Company, Inc. and exchanged 4,500,000 shares of its Common Stock for all the issued and outstanding shares of Hailey Oil Company, Inc. Also, pursuant to the reorganization in January 1982, the Company changed its name to Hailey Energy Corporation, effected a one (1) for five (5) reverse split of its Common Stock, and decreased its authorized number of shares to 25,000,000. In October 1986, the number of authorized shares of the Company was increased to 100,000,000. In November 1990, the Company effected a one (1) for thirty (30) reverse split of its Common Stock and increased the par value of its Common Stock to $0.15 per share. In November 1992, the Company changed its name from "Hailey Energy Corporation" to "Cytoprobe Corporation." The number of authorized shares of Common Stock (100,000,000) remained unchanged. In January 1994, the Company effected a one (1) for six (6) reverse split of its Common Stock. The par value of the Company's Common Stock remained at $0.15 per share and the number of authorized shares remained unchanged. In May 1995, the Company changed its name to Medical Device Technologies, Inc. to reflect the Company's broadening base of medical products. In June 1996, the Company effected a one (1) for two (2) reverse split of its Common Stock. The par value of the Company's Common Stock remained at $0.15 per share and the number of authorized shares remained unchanged.

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. The Company's Common Stock, the 6% Cumulative Convertible Series A Preferred Stock , par value $.01 per share (the "Preferred Stock") and redeemable common stock purchase warrants (the "Redeemable Warrants") are traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap Market under the symbols "MEDD", "MEDDP", and "MEDDW", respectively.

Forward-Looking Statements
--------------------------

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

     When used in this  discussion,  words  such as  "believes",  "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company
-----------

     Effective as of January 1, 1994, the Company has been engaged full-time in identifying, developing and bringing to market medical devices which the Company believes are innovative, represent improvements over existing products, or are responsive to a presently unfulfilled need in the marketplace. The Company's strategy consists of: (i) identifying patented technologies in the medical device field that it believes have potential commercial viability but still require refinement and regulatory clearance, (ii) license or acquire the technologies, (iii) complete product development and obtain the requisite regulatory clearance of such products, and (iv) attempt to commercialize or sublicense such technologies by entering into agreements with one or more entities for clinical development, manufacturing and marketing of such products. Through this strategy, the Company believes that it can play a role in bridging the gap between viable patented technologies and their commercialization. The Company has identified and acquired three licenses to develop the following products, the Fluid Alarm System (FAS), formerly the Personal Alarm System
(PAS), the Cell Recovery System (CRS) and the Intracranial Pressure Monitoring System (ICP), all of which the Company believes have commercial viability. The primary focus of the Company's activities for the foreseeable future will be the marketing of the FAS and completing the regulatory and development process relative to the CRS and ICP, so that the Company can also bring these products to market. Nevertheless, the Company also receives opportunities from time to time to license other patented technologies in the medical device field. Depending on the specific device and other circumstances, such as the Company's then current financial and operating situation, the Company may pro-actively attempt, on a limited basis, to identify and license additional patented technologies in the medical device field.

The Company's Products
----------------------

         THE FLUID ALARM SYSTEM

     The Fluid Alarm System is a device that monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The FAS is designed to provide notification of fluid contact between the health care professional and patient and thus decrease the probability of transmission of fluid-borne infectious agents, such as Human Immunodeficiency Virus ("HIV")[ the virus that causes Acquired Immune Deficiency Syndrome ("AIDS")], Hepatitis B and C viruses, and Staphylococcus ("Staph"). The Company received the US Food and Drug Administration ("FDA") clearance, after filing a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act (a "510(k)"), to market its Fluid Alarm System in 1995, and commenced production and marketing of the product in 1996. The Company has completed studies that show that fluid contact between health care professionals and patients occurs not only when barriers such as latex surgical gloves and gowns are breached by a tear or puncture, but also when such barriers are fluid-saturated. Further, the Company believes that all latex surgical gloves, at some point in time during use, become fluid-saturated, potentially permitting bacteria and viruses contained in bodily fluids to pass between the health care professionals and the patients.

     Hospital and government regulations, as well as good medical practice, require that defective or compromised barriers be replaced as quickly as feasible. The immediate awareness of fluid contact between the health care professional and patient allows action to be taken, in accordance with such regulations, to decrease the probability of transmission of fluid-borne infectious agents. Defective or fluid-saturated gloves represent a potential danger for both the health care professional and the patient. Regulations promulgated by the US Government's Occupational Safety and Health Administration ("OSHA") require a user of sterile barriers to be aware of the status of his or her protective barriers at all times during a surgical procedure. The user of sterile barriers is required by OSHA to change any portion of those barriers when they have been compromised. The Company believes that the FAS provides users with a high degree of accuracy and reliability in becoming aware of compromised infection barriers such as latex surgical gloves.

     Presently, health care professionals rely on visual observations or "feel" to determine whether the protective barriers have been compromised. While this approach may be effective, at times, for punctures or tears, it is not reliable when the integrity of protective barriers are breached due to unnoticed defects or fluid-saturation. In the case of surgeons' latex gloves, which are frequently covered with blood and are sweaty inside, visual observation, feel, and inspection are difficult and unreliable. Thus, the Company believes that its FAS device will enable health care professionals to immediately recognize with a high degree of accuracy when a protective barrier has been compromised.

     The FAS is designed to be worn similar to a pager, and provides two types of immediate warnings in order to indicate either fluid-saturation or a small hole or a tear in a health care worker's glove. The FAS consists of a battery-powered electronic pager-like device that is simultaneously tethered to the patient and the health care professional that can sense the flow of extremely small electrical currents when a fluid contact is made between the patient and the health care professional. When the FAS senses a current flow characteristic of a tear, major puncture or fluid saturation, the FAS device generates a continuous 5-second vibration. Alternatively, when current flow characteristic of a small puncture or partial fluid saturation is detected, the FAS device will vibrate in brief intermittent bursts.

     The Company presently intends that the FAS will be sold for $500 each to international distributors, who in turn may resell or lease the FAS device to end users. In the US, the Company may choose to sell through distributors, or alternatively, it may market directly to end-users at $750 each.

         Potential Market for the FAS Device

     The Company believes that the potential market for the FAS includes all hospitals, physicians' offices, dental offices, emergency rooms, and other medical facilities. Given the limited resources of the Company, the initial strategy will be to focus on those markets where the need for the FAS is greatest. Consequently, the Company will initially market the FAS to hospital operating rooms and out-patient surgical centers. Further, the Company believes that it needs to convince the medical community of the unreliability of infection control barriers such as latex surgical gloves, particularly in the absence of obvious breaches of the gloves' integrity before it can effect substantial sales of the FAS device. The Company has conducted extensive studies with respect to both the fluid-saturation of latex surgical gloves and the passage time of virus and bacteria through such saturated gloves. In addition, the Company is also seeking the endorsement of or a mandate from either the Center for Disease Control in Atlanta, Georgia (the "CDC") or OSHA that a device like the FAS should be used in connection with all surgical and other medical procedures where the possibility exists for fluid contact between health care professionals and patients. There is no assurance that the Company will be able to convince the medical community of the need for a device like the FAS whether or not the CDC or OSHA endorses or mandates such a device, of which there can be no assurance, and thus, there can be no assurance that a market will develop for the FAS device.

         License Agreement

     The Company obtained the rights to the FAS effective June 1, 1994, pursuant to a license agreement ("PAS License Agreement") with Robert Lee Thompson, d/b/a Thompson Medical, whereby Mr. Thompson granted to the Company the exclusive worldwide license to manufacture, use, sell or otherwise dispose of the FAS. Pursuant to an Addendum to the PAS License Agreement dated September 19, 1996, the Company made a one time payment to Mr. Thompson of $81,188 as full and complete settlement of all past and future royalties, and extended the term of the PAS License Agreement for an additional year so that it now expires June 1, 2005. In May 1995, the Company also entered into an exclusive license agreement with Dietmar P. Rabussay, Ph.D., a consultant to the Company, for the Signal Modulation Barrier Monitor (the "SMBM"), which is a component part of the FAS device. Pursuant to this license agreement the Company is obligated to pay royalties equal to 1% of the average retail sales price on the net sales of all FAS devices. The invention disclosure as well as the patent application for the SMBM have been filed with the Patent and Trademark Office and the Company filed a patent application for the SMBM during the fourth quarter of 1996.

         THE CELL RECOVERY SYSTEM

     The Company's Cell Recovery System is a cell "brushing" and retrieval system which uses an automated brush for the collection of specimen cells from an organ's internal surface for diagnostic purposes, primarily (but not limited to) cancer detection. Presently, in order to obtain diagnostically significant tissue cells from an organ's internal surface an excisional biopsy is necessary, i.e. the patient must check into a hospital for a $3,000-$5,000 procedure that requires general anesthesia and the endoscopic surgical removal of tissue from the patient's internal organ. In contrast, the CRS device is a minimally invasive procedure that can be performed on an outpatient basis with local anesthesia.

     The first application for the CRS device is in urology for the diagnosis of cancer. Currently, the preliminary test for bladder cancer is to test a patient's urine sample, which has a very high incidence of producing "false negatives." As a consequence, in most instances where there are persistent symptoms, physicians who receive a negative result from a urine sample when testing for bladder cancer will then conduct a visual, in-office examination using a cystoscope, which is a catheter-type instrument. Even if a visual examination with the cystoscope does not reveal diseased tissue on the bladder wall, the physician may still complete an excisional biopsy to test if cancer cells are present in suspect areas. The Company believes that its CRS device provides a reliable alternative, or complement to, today's standard biopsy procedure and will be the first automated brush system able to successfully retrieve cell samples. Although products that utilize a manual, but not automated, brushing technique for obtaining organ cells are currently available, the Company believes that there is no automated device that accomplishes the same tasks the CRS is designed to perform. Manual brushing is awkward and, unlike the CRS, does not include a system by which the cells that are "brushed" off the wall of the internal organ are simultaneously and selectively retrieved. As an alternative to a biopsy, the CRS device, which can be used in an outpatient (office) setting, is intended to save time, and also give the physician an option that does not include the increased expense of general anesthesia and an overnight stay in the hospital, thus representing reduced cost and risk to the patient. Accordingly, as the CRS automated brushing and retrieval system is significantly less expensive than excisional biopsy, the Company also believes that the CRS procedure is reimbursable under medical insurance, although there can be no such assurances. In addition, the CRS can also be used for the follow-up care that bladder cancer patients require.

     In March 1996, the Company received marketing clearance from the FDA for the CRS device for use in the urology market. Prior to the market launch of the CRS, the Company intends to complete certain clinical trials for a follow-up 510(k) submission to the FDA to establish claims that the device assists with the detection of certain urological diseases, such as bladder cancer, and at the same time commence manufacturing for the system's instrumentation and disposables. The Company intends to launch the CRS in late 1997. There can be no assurance that the Company will receive 510(k) clearance from the FDA for such additional claims or that the FDA will not require the Company to submit a pre-market approval ("PMA") application which is for products that are not comparable to any other product in the market. A requirement by the FDA to submit a PMA would substantially delay marketing clearance. There can also be no assurance that the Company will be successful in establishing volume manufacturing of the CRS system's instrumentation and disposables.

     The Company has not presently determined the price of or manner in which the CRS device will be marketed and sold.

         Potential Market for the CRS Device

     The Company believes that in order to successfully market the CRS device, the Company will have to establish the device's capabilities in assisting with the detection of certain urological diseases, such as bladder cancer, particularly in comparison to current cell sampling methods. In order to do so, the Company has received commitments to begin clinical studies of the CRS from a leading clinical research organization (CRO) in the urology market. Furthermore, the Company also presently intends to develop other applications of the technologies underlying the CRS device. The Company believes that the technologies underlying the CRS device can readily be applied to, and adapted for, other diagnostic procedures with relatively minor modifications. Specifically, the Company believes that the technologies underlying the CRS will be applicable to a large number of diagnostic procedures amenable to endoscopy, such as bronchoscopy (lung examination), laparoscopy (abdominal and pelvic organ examination) and gastro-intestinal endoscopy. No assurance can be given that the Company will be successful in obtaining FDA clearance or approval for such other applications.

         License Agreement

     In August 1992, the Company entered into an exclusive license agreement, as amended, (the "CRS License Agreement") with Robert Langdon, Nancy Bush and Max
K. Willscher, MD. for the exclusive worldwide rights to develop, manufacture and market the CRS and any other device based upon the underlying patent. The CRS License Agreement is for a term equal to the currently remaining life of the patent relating to the CRS, which is approximately 13 years.

     On August 7, 1996, the Company entered into an Agreement with Robert Langdon to purchase his entire (50% ownership) interest in the CRS for a payment of $300,000. Furthermore, the Company is obligated to pay to each of Ms. Bush and the estate of Dr. Willscher a royalty equal to 5% of the average retail sales price on all net sales, subject an annual minimum of $100,000 starting in 1996 and ending in 1998. The Company is also required to pay royalties of $100,000 in 20 equal quarterly installments of $5,000 commencing January 1, 1997, pertaining to calendar years 1994 and 1995. Through December 31, 1996, the Company has paid $600,000 and issued 227,966 shares of Common Stock pursuant to the CRS License Agreement. The Company can terminate the CRS License Agreement with 90 days written notice, at which time all of the Company's patent rights in the CRS device will cease.

         THE INTRACRANIAL PRESSURE MONITORING SYSTEM

     The Intracranial Pressure Monitoring System is a device that non-invasively monitors pressure inside the human skull. Increased intracranial pressure generally results from either fluid build-up, swelling or abnormal tissue growth of the brain, thereby cutting off blood flow to the brain, resulting in increased risk of cell death. This cell death results in brain damage, and in severe cases, can cause patient death. Presently, intracranial pressure can only be determined by surgically drilling a hole into or removing a section of the skull and inserting a catheter pressure transducer to measure the pressure. Thereafter, if a high level of intracranial pressure is found to be present, then the same surgical drilling procedure is often used in an attempt to relieve the pressure. Due to the invasive nature of such a procedure, the current practice of drilling a hole in or removing a section of the skull is considered risky and expensive, and cannot be used for routine monitoring and examinations. The Company believes that the ICP, when developed, can be a valuable diagnostic tool and will greatly assist health care professionals in assessing when surgical drilling is necessary to relieve intracranial pressure.

     The ICP's non-invasive system utilizes a process of imparting a small known force on the surface of the skull and sensing the resulting low frequency (0 to approximately 1000 Hz.) wave signals at different points on the skull surface. The characteristics of the resulting wave signals are a function of the pressure within the skull and change when the intracranial pressure increases or decreases. The Company presently anticipates that it will commercialize two distinct versions of the ICP device. The first generation ICP device is designed to measure changes in the direction and rate of change in intracranial pressure. The second generation ICP device, which will effectively be an upgrade of the software used in the first generation, is designed to assess ranges of intracranial pressure levels as well. The Company believes non-overlapping markets exist for each generation of the device. The ICP system makes use of proprietary wave form analysis software formerly developed by Scientific-Atlanta, Inc., and now assigned to Global Associates, Ltd. The Company originally entered into a teaming agreement with Scientific-Atlanta, Inc., which was subsequently assigned to Global Associates, Ltd. The teaming agreement is more fully described below.

         Potential Market for the ICP Device

     The Company believes that the potential market for both the first and second generation ICP device is primarily hospitals that perform intracranial procedures. Management believes that the initial users of the first generation ICP will be neurosurgeons in connection with diagnostic procedures. Management believes that the second generation ICP will be used not only by neurosurgeons but also by emergency room personnel for patients who have suffered traumas to the head, as well as by physicians to monitor and record the intracranial pressure of individuals as a standard diagnostic procedure, similar to measuring an individual's blood pressure. Clinical testing with respect to the first generation ICP is estimated to be finished in late 1997. The Company presently intends to make its first submission to the FDA in late 1997. It has not been established if the initial submission will take the form of a 510(k) or a PMA. The Company intends to continue clinical trials as required to gain sufficient data for the second generation ICP. The Company believes that there is no product or system presently on the market or under development which has similar technological advantages as those of the ICP device.

         License Arrangements

     The Company has the exclusive right to the ICP. The Company entered into an agreement in January 1993 with Medys, Inc., a New Hampshire corporation (the "Medys Agreement"), whereby the Company obtained the right to acquire the worldwide, exclusive, nontransferable license to develop, manufacture and market the ICP until the year 2009, which is when the patent relating to the ICP expires. Under the terms of the agreement, the Company is obligated to pay Medys, Inc. royalties equal to 10% of the net sales proceeds from the ICP with a minimum payment of $90,000 for the year ended December 31, 1996, and $200,000 for each of the subsequent years through the life of the patent. With respect to the royalties due for the year ended December 31, 1996, $15,000 was prepaid on December 31, 1995. Further, under the Medys Agreement the Company is responsible for clinical testing of the ICP and obtaining all required FDA and other required regulatory clearances. The Company can terminate the Medys Agreement with 90 days written notice at which time all of the Company's patent rights in the ICP device will cease.

         Global Associates, Ltd. Agreement

     In February 1993, the Company entered into a teaming agreement (the "Teaming Agreement") with Scientific-Atlanta, Inc.("S-A") who subsequently assigned the agreement to Global Associates, Ltd. ("Global") in July 1996, as the result of the sale of a division by S-A to Global, to provide equipment, technical expertise and experience directly related to the computer software which provides the signal/data processing and modal analysis techniques in developing the ICP. Under the Teaming Agreement, the Company is obligated to use Global exclusively as its supplier for signal/data processing and modal analysis techniques, equipment and software for the first twelve (12) months after it commences sales of the ICP and thereafter only if Global's prices are as low as those offered by any other third party. The Teaming Agreement is for a term of the earlier of five years or a date of two years following initial product sale, unless sooner terminated.

Manufacturing
-------------

     The Company has no manufacturing capabilities and does not intend to establish any such capabilities in the foreseeable future. The Company intends to rely on third party original equipment manufacturers ("OEMs") to produce the Company's medical devices. Any such OEMs will have to comply with FDA and other regulatory requirements for their facilities, including FDA Current Good Manufacturing Practice ("CGMP") regulations. The Company entered into a new agreement with a third party manufacturer effective as of December 15, 1996, for the manufacture of FAS. The Company believes that this manufacturer satisfies the FDA's CGMP regulations, however, there can no assurance that the manufacturer will continue to satisfy such regulations. In the event that the Company experiences substantial sales of its FAS device, of which there can be no assurance, the Company may have to identify other third party manufacturers in connection with additional manufacturing of the FAS. Further, the Company presently anticipates that it will engage other third party manufacturers in connection with manufacture of the CRS and ICP devices. There can be no assurance that such other manufacturers can be identified on commercially acceptable terms, or at all, or that such other manufacturers, if identified, will be adequate for the Company's long-term needs, or that they can meet all relevant regulatory requirements. Moreover, there can be no assurance that the Company's manufacture of products on a limited-scale basis means that the Company can effect the successful transition to commercial, large-scale production.

Sales, Distribution and Marketing Strategy
------------------------------------------

     The Company is exploring a variety of sales and distribution strategies in connection with the anticipate commercialization of its medical devices. The precise strategy that the Company eventually adopts may be a combination of some or all of these strategies. In addition, the Company may also adopt different strategies for different products. The two fundamental strategies that currently are being explored are:

     - Forming strategic alliances with corporate partners (such as a latex glove company) with a strong presence in the market for such a medical device, for both domestic and international distribution.

     - Assembling a network of regional independent distributors who have proven to be successful in effecting the sale of new medical products in the market for the particular medical device.

     The Company's form of marketing will be influenced by the sales and distribution strategies it eventually pursues. Nevertheless, the Company anticipates that for the next 12 months its marketing efforts will, in addition to arranging strategic alliances, concentrate on making presentations to major health care users such as large hospitals and hospital chains, attending trade shows and advertising in trade publications. The Company's marketing strategy will also include textual and audio video sales literature, general advertising and publicity and direct mailings.

     With respect to the FAS, which the Company began marketing in 1996, the Company currently intends to sell this product directly to end-users through trade show appearances and advertisements in trade publications and indirectly to end-users through independent medical products distributors. The Company is endeavoring to form a strategic alliance with a corporate partner, who would most likely be a manufacturer or marketer of latex surgical gloves, although the Company does not presently have any contracts with respect to the FAS.

     Although the Company intends to launch the CRS later in 1997, a specific market or sales strategy with respect to the CRS device has not yet been decided on.

Competition
-----------

     The medical device industry is intensely competitive, particularly in terms of price, quality and marketing. Most of the Company's competitors are better established and have substantially greater financial, marketing and other resources than the Company. Further, most of the Company's competitors have been in existence for a substantially longer period of time and may be better established in those markets where the Company intends to sell its devices. Although the Company is not presently aware of any competitor that commercially manufactures and sells any medical devices similar to those the Company presently intends to sell, the Company is aware that several technologies similar to the Fluid Alarm System are being developed and tested by other companies. Due to the Company's relative lack of experience, financial, marketing and other resources, even though it has received FDA clearance for the FAS, there can be no assurance that the Company will be able to market this device successfully, develop and market any of its other medical devices, or compete in the medical device industry in general.

Patents and Intellectual Property Rights
----------------------------------------

     The Company has entered into exclusive license agreements with respect to each of the patents underlying the Company's first three products: the Fluid Alarm System; the Cell Recovery System; and the Intracranial Pressure Monitoring System. There can be no assurance, however, that such patents will provide the Company with significant protection from competitors. Patent protection relative to medical devices is generally uncertain, and involves complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in connection with the patent protection of medical devices. Furthermore, legislation is being considered which, in the future, might prevent the patenting or enforcement of a patent covering certain surgical or medical procedures. Accordingly, there can be no assurance that any patents licensed by the Company will afford protection against competitors with similar technologies. Finally, there can be no assurance that the Company will have the financial resources necessary to enforce its patent rights.

     Even though the Company has been licensed under patents, under the terms of the Company's license agreements, the Company is responsible for defending against charges of infringement of third party patents by the Company's products. Challenges may be instituted by third parties as to the validity, enforceability and infringement of the patents. Further, the cost of the litigation to defend any challenge to the Company's licensed patents or to uphold the validity and enforceability and prevent infringement of the Company's licensed patents could be substantial.

     The Company may be required to obtain additional licenses from others to continue to refine, develop, manufacture, and market new products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms or at all or that the rights granted pursuant to any licenses will be valid and enforceable.

     Notwithstanding the Company's exclusive licenses with respect to the patents underlying the FAS, CRS and ICP, there can be no assurance that others will not independently develop similar technologies, or design around the patents. If others are able to design around the patents, the Company's business could be materially adversely affected. Further, the Company will have very limited, if any, protection of its proprietary rights in those jurisdictions where it has not effected any patent filings or where it fails to obtain patent protection despite filing therefor.

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

     In addition to relying on patent protection for its products, of which there is no assurance, the Company will also attempt to protect its products, processes and proprietary rights by relying on trade secret laws and non-disclosure and confidentiality agreements, as well as exclusive licensing arrangements with persons who has access to its proprietary materials or processes, or who have licensing or research arrangements exclusive to the Company. Despite these protections, no assurance can be given that others will not independently develop obtain access to such materials or processes, or that the Company's competitive position will not be adversely affected thereby. To the extent members of the Company's Scientific Advisory Board have consulting arrangements with, or are employed by, a competitor of the Company, such members might encounter certain conflicts of interest, and the Company could be materially adversely affected by the disclosure of the Company's confidential information by such Scientific Advisors.

Government Regulations
----------------------

     The Company's medical device products are subject to extensive government regulations in the United States and in other countries. In order to clinically test, produce, and market its devices, the Company must satisfy numerous mandatory procedures, regulations, and safety standards established by the FDA, and comparable state and foreign regulatory agencies. Typically, such standards require that the products be cleared by the government agency as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming. Other than with respect to the FAS and the CRS, no assurance can be given that clearances will be granted for any expanded claims for the CRS or for sale of the ICP or any other future products, or that the length time for clearance will not be extensive, or that the cost of attempting to obtain any such clearances will not prohibitive.

     The FDA employs a rigorous system of regulations and requirements governing the clearance processes for medical devices, requiring, among other things, the presentation of substantial evidence, including clinical studies, establishing the safety and efficacy of new medical devices. The principal methods by which FDA clearance is obtained are pre-market approval ("PMA"), which is for products that are not comparable to any other product in the market, or filing a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act (a "510(k)") which is for products that are similar to products that have already received FDA clearance. Although both methods may require clinical testing of the products in question under approved protocol, because PMA clearance relates to more unique products, the PMA procedure is more complex and time consuming. Applicants under the 510(k) procedure must prove that the products for which clearance is sought are substantially equivalent to products on the market prior to the Medical Device Amendments of 1976 or products approved thereafter pursuant to the 510(k). The review period for a 510(k) application is approximately 150 days from the date of filing the application, although there can be assurance that the review period will not extend beyond such a period.

     Under the PMA procedure, the applicant is required to conduct substantial clinical testing to determine safety, efficacy and potential hazards of the product. The review period under a PMA application is 180 days from the date of filing, and the application is not automatically deemed cleared if not rejected during that period. The preparation of a PMA application is significantly more complex, expensive and time consuming than the 510(k) procedure. Further, the FDA can request additional information, which can prolong the clearance process.

     In order to conduct human clinical studies for any medical procedure proposed for the Company's products, the Company could also be required to obtain an Investigational Device Exemption ("IDE") from the FDA, which would further increase the time before potential FDA clearance. In order to obtain an IDE, the Company would be required to submit an application to the FDA, including a complete description of the product, and detailed medical protocols that would be used to evaluate the product. In the event an application were found to be in order, an IDE would ordinarily be granted promptly thereafter.

     The Company may be required to use the PMA process for the Intracranial Pressure Monitoring System or for expanded claims for the CRS in order to be granted FDA clearance. The clearance process can take from a minimum of six (6) months to several or more years, and there can be no assurance that FDA clearance will be granted for the commercial sale of the Intracranial Pressure Monitoring System or expanded claims for the CRS device.

     The FDA also imposes various requirements on manufacturers and sellers of medical devices under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA may also require post-market testing and surveillance programs to monitor a product's effect. There can be no assurance that the appropriate clearance from the FDA will be obtained, that the process to obtain such clearance will not be excessively expensive or lengthy, or that the Company will have sufficient funds to pursue such clearances. Moreover, failure to receive requisite clearance for the Company's products or processes would prevent the Company from commercializing its products as intended, and would have a materially adverse effect on the business of the Company.

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

Research and Development
------------------------

     The Company's expenditures for research and development were $893,771 in 1996 and $943,510 in 1995. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

Number of Employees
-------------------

     As of March 1, 1997, the Company had 10 full-time employees, five of whom were employed in executive and management capacities, three in sales and marketing, and two in general and administrative.

ITEM 2.       DESCRIPTION OF PROPERTY

     The Company leases its executive offices, which occupy approximately 3,256 square feet, at 9171 Towne Centre Drive, Suite 355, San Diego, CA 92122. The
Company's rent is approximately $5210 per month through April 15, 1998. The Company is also responsible for its pro-rata share of increased operating expenses starting in 1997 predicated upon a 1996 base year.

ITEM 3.       LEGAL PROCEEDINGS

     The Company prevailed in two separate lawsuits in calendar year 1996.

     In one case instituted in the Superior Court of the State of California, County of San Diego, the Company was awarded after trial $1,978,893 in damages and costs against Chandler Church and Company and affiliated entities based upon claims sounding in breach of contract and breach of constructive trust.

     In a second case commenced in the United States Bankruptcy Court, Southern District of California, San Diego Division, the Court, in dismissing an Involuntary Petition filed against the Company, found that the Petition had been filed in "bad faith" and consequently awarded the Company punitive damages and attorneys' fees against Chandler Church and Company and affiliated entities, totaling $761,888. The Company thereafter entered into an out-of-Court settlement with one of the parties which provides for the payment to the Company of the stipulated sum of $25,000.

     The Company is pursuing collection efforts for the damages, costs and fees awarded to it in the aforementioned cases, but is uncertain whether it will be able to recover any or all of the monies awarded to it. Accordingly, the Company has not recorded a receivable associated with this litigation due to the uncertainty.

     There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, the Preferred Stock , and the Redeemable Warrants are traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap Market under the symbols "MEDD", "MEDDP", and
"MEDDW", respectively. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the Nasdaq SmallCap Market. Common Stock prices have been adjusted to reflect the one-for-two reverse split in June 1996.

                                               Bid Price
                                               ---------
                                     High                      Low
                                     -----------------------------
1995

         First Quarter              $2.00                      $1.13
         Second Quarter             $2.63                      $0.75
         Third Quarter              $3.13                      $1.63
         Fourth Quarter             $2.00                      $1.25

1996

         First Quarter              $1.63                      $1.00
         Second Quarter             $2.25                      $1.25
         Third Quarter              $2.00                      $0.88
         Fourth Quarter             $1.38                      $0.38

     On March 12, 1997, the closing price of the Company's Common Stock, as reported by the Nasdaq Small Cap Market, was $0.53.

     On March 12, 1997, there were 1,099 holders of record of Common Stock and 41 holders of record of the Preferred Stock, according to the Company's stock transfer agent.

     The Company has not paid any cash dividends with respect to its Common Stock, and it is unlikely that Company will pay any dividends on its Common Stock in the foreseeable future. The Company is required to pay a 6% cumulative, semi-annual dividend with respect to its Preferred Stock in shares of Common Stock, and, to date, has made each of such dividend payments. Earnings, if any, that the Company may realize will be retained in the business for further development and expansion.

ADDITIONAL ITEM. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The Directors and Executive Officers and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

Name and Age        Current Position             Director Since   Officer Since
------------------------------------------------------------------------------
M. Lee Hulsebus     Chairman of the Board,       11/11/94         8/31/94
Age 58              Chief Executive Officer,
                    President

Stephen W. Kenney   Vice President of Sales                       1/23/95
Age 46              and Marketing

Edward C. Hall      Chief Financial Officer                       3/15/96
Age 56              and Secretary

Richard E. Sloan    Vice President of New                         3/15/96
Age 47              Business Development

Don L. Arnwine      Director                      3/6/95
Age 64

Arthur E. Bradley   Director                      9/26/86
Age 63

William A. Clarke   Director                      6/27/96
Age 58

Thomas E. Glasgow   Director                     11/11/94
Age 43

Scott A. Weisman    Director                      8/1/96
Age 42

     The principal occupations and positions for the past several years of each of the executive officers and directors of the Company are as follows:

     M. Lee Hulsebus has been in the health care field for 31 years. From January 1992 until he joined the Company in August 1994, he was the President and owner of his own health care consulting firm. From August, 1993 to November, 1993 Mr. Hulsebus also served as Chief Executive Officer of InCoMed Corporation, then a small California-based medical products company. From 1990 to 1992, Mr. Hulsebus served as President and Chief Operating Officer of Sports Support, Inc., a sports medicine company. From 1988 until 1990, he served as Medical Group President for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry. Mr. Hulsebus has served in the capacity of President/Chief Executive Officer for the past 17 years for various companies.

     Stephen W. Kenney has been Vice President of Sales and Marketing since January 1995. Prior to joining the Company, Mr. Kenney served as Chief Operating Officer of Cardio Vista, a medical products company headquartered in Southern California. Prior to joining Cardio Vista in 1993, he served as Chairman and Chief Executive Officer of AMBIS, Inc. ,a research instrumentation company based in San Diego, California, which he originally joined in 1989. From 1987 to 1989, Mr. Kenney served as Vice President, Sales and Marketing of Digivision, Inc., also headquartered in San Diego. Prior to that Mr. Kenney had held various management positions with IVAC Corporation (San Diego) and American Hospital Supply.

     Edward C. Hall has been the Company's Secretary since April 1996 and its Chief Financial Officer since March 15, 1996. Mr. Hall has also been a financial consultant to the Company since March 1995. Since 1994, Mr. Hall has been a consultant to high technology companies in the San Diego area where he acted as an interim chief financial officer and has provided financial turnaround consulting services to a wide variety of high technology and other companies in California and the Southwest. His experience includes positions and assignments for medical, pharmaceutical, broadband and wireless communications, specialty and mail order retailing, and aerospace manufacturing firms.

     Richard E. Sloan has been Vice President of New Business Development since March 1996. Mr. Sloan was also a consultant to the Company from August 1995 to March 1996. From March 1995 to July 1995, Mr. Sloan served as Chief Financial Officer of WorldWide Products, Inc., a private Los Angeles based development and marketing firm that distributes pharmaceutical products to plastic surgeons and dermatologists. Prior thereto, from March 1992 to March 1995 he served as corporate marketing director and general manager for Industrial Products of UniFET Incorporated, a private company based in San Diego, California involved in the development of sensor-based medical products. From December 1989 through March 1992, Mr. Sloan managed his own mergers and acquisition business with First Pacific Group, located in Carlsbad, California, which provided investment and financial services to privately-held companies in southern California. Prior to that Mr. Sloan had held various management positions with Baxter and IVAC Corporation (San Diego).

     Don L. Arnwine has been President of Arnwine Associates of Irving, Texas, a company he founded to provide specialized advisory services to the health care industry, since 1988. The Company intends to launch the CRS in late 1997. Mr. Arnwine served as Chairman and Chief Executive Officer from 1985 until 1988 of Voluntary Hospitals of America (VHA), a company he joined in 1982. Prior to joining VHA, Mr. Arnwine served as President and Chief Executive Officer of Charleston Area Medical Center, a 1000-bed regional facility care center in the State of West Virginia. Mr. Arnwine holds a BS degree in Business Administration from Oklahoma Central State University and a Masters degree in Hospital Management from Northwestern University.

     Arthur E. Bradley, DDS has been a practicing dentist since 1961. Dr. Bradley has been involved for his own account in real estate investments for twenty years and has been active in oil and gas investments for fifteen years. Dr. Bradley graduated from the University of Mississippi at Hattiesburg and obtained his degree in Dentistry from Loyola University Dental School.

     William A. Clarke held various  positions  with  Johnson & Johnson,  Inc. a public medical products company since 1967. Most recently, since 1995, Mr. Clarke has served as a consultant to Johnson & Johnson, Inc. Prior to that time, from 1986 through 1995, Mr. Clarke was president of Johnson & Johnson Medical, Inc. a subsidiary of Johnson & Johnson, Inc., with approximately 6,000 employees.

     Thomas E. Glasgow has been President and co-owner of Integrated Trade Systems ("ITS"), a Chicago, Illinois company from April 1992 to the present. Mr. Glasgow and another individual purchased ITS from its parent company in 1992.
ITS is a logistics management company specializing in the development and marketing of import and export document generation systems. From 1989 through 1991, Mr. Glasgow was a partner with Wharton Resource Group and a consultant with ITS. Wharton Resource Group is a strategic management company specializing in the development of early stage companies. Prior to these activities, he was a director with Federal Express Corporation for 11 years in various senior management capacities.

     Scott A. Weisman has been Senior Managing Director - Director of Investment Banking, Josephthal Lyon & Ross Incorporated since 1993. Before joining Josephthal Lyon & Ross Incorporated, he was a partner at Kelley Drye & Warren specializing in securities law. He began his career at Parker, Chapin & Flattau in 1980. Mr. Weisman has a Juris Doctor from Albany Law School and a BA degree from Syracuse University.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Item 7 in this Form 10-KSB.

Forward-Looking Statements
--------------------------

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

     When used in this  discussion,  words  such as  "believes",  "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

General
-------

     From its incorporation in 1980 until June of 1992, the Company was engaged exclusively in oil and gas activities. In June 1992, the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the change of focus. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company.

     As development of its medical devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can be expected to grow accordingly. The Company's sales, general and administrative costs include costs related to marketing, promotional and sales activities, in addition to office, administration and overhead expenses.

     The Company, which is still in the development stage with respect to its current medical device operations, has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto referred to in Item 7.

     Due to the Company's recurring losses from operations, and continued need for capital, the Company's independent certified public accountants have included an explanatory paragraph in their report stating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company plans on achieving certain minimum sales of the FAS device during the next twelve months, but the Company will be required to seek to obtain additional sources of financing, which cannot be assured. In the event the Company can not obtain additional financing, the Company would have to substantially curtail product as well as research and development plans due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

Results of Operations
---------------------

     Year ended December 31, 1996 compared to year ended December 31, 1995.

Revenues
--------

     Operating revenues in 1996 were $26,193, all from sales of the FAS. There were no revenues in 1995.

Operating Expenses
------------------

     Research and Development

     Research and development costs in 1996 were $893,771, as compared to $943,510 in 1995, representing a decrease of 5.3%. This decrease was principally due to a decreased amount of research and development on the FAS in 1996, whereas a full year of research and development expense was incurred on all three products in 1995.

     Sales, General and Administrative

     Sales, general and administrative costs were $2,774,679 in 1996 as compared to $2,194,393 in 1995, representing an increase of 26.4% This increase was the result of increased legal, professional and public accounting costs required to update the Company's accounting systems and procedures, and to complete a bridge financing and two registration statements prior to the Company's June 1996 public offering, as well as increased sales, marketing and promotional expenses to introduce the FAS device; and higher general office expenses.

     Losses

     The Company's net loss for 1996 was $4,589,413 as compared to $3,140,828 in 1995, representing an increased loss of 46.1%. This increased loss was primarily attributable to an increase in sales, general and administrative costs and to a $1,021,082 net increase in interest expense associated with the bridge financing and short-term notes prior to the Company's public offering in June 1996. Loss per common share was $0.98 in 1996 as compared to $0.94 in 1995, representing an increased per share loss of 4.3%. This increase was primarily attributable to the increased losses and preferred dividends in 1996 which more than offset the reduction in loss per share due to the increase in the average number of shares outstanding in 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded its capital requirements for its current medical device operations from the public and private sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at December 31, 1996 was $2,889,233 as compared to $306,851 at December 31, 1995, representing more than an eight-fold increase. In 1996, $2,512,357 of net cash was used for operating activities plus $521,460 was invested in patents and property and equipment. The Company received $5,616,199 from net financing activities represented by proceeds from the public offering in June 1996 of Preferred Stock and Redeemable Warrants, after taking into effect the repayment of short-term borrowings in the amount of $2,000,000. Net cash used in operating activities in 1996 consisted principally of a net loss of $4,589,413, less a decrease in other net assets (excluding cash) of $200,918, plus $605,295 in Common Stock paid for services in lieu of cash, plus the net of depreciation, amortization of loan origination fees and original issue discount and fixed asset writeoff totaling $1,876,138. Changes in current assets and current liabilities resulted in an increase in the Company's working capital position to $2,652,599 at December 31, 1996 from a deficit of $417,120 at December 31, 1995. The Company's working capital requirements will increase as it brings its products to market and continues to fund research and development on products not yet ready for market. The Company plans to fund these and other capital needs in the next 12 months from the proceeds of additional private placements of debt and/or equity securities it seeks to obtain and certain minimum sales of the FAS.

     In the second quarter of 1995, the Company completed a private placement (the "1995 Private Placement") of its securities and received net proceeds of $974,769 in connection with the sale of 20.75 units at a purchase price of $50,000 per unit. Each unit consisted of 35,715 shares of Common Stock and 12,500 three-year warrants to purchase 12,500 shares of Common Stock. The warrants are exercisable for $2.00 per share of Common Stock The Company also issued to the broker-dealer which assisted the Company in effecting the 1995 Private Placement 28,125 two-year warrants to purchase 28,125 shares of Common Stock at an exercise price of $2.00 per share.

     In June and July 1995, the Company issued an aggregate of $275,000 of short-term convertible debt which, if not converted into Common Stock, was to mature in six months and bore interest at the rate of 48% per annum (the "Convertible Debt") payable on maturity. As of December 27, 1995, all of the Convertible Debt had converted into Common Stock at the rate of 2.5 shares of Common Stock for each $1.00 of indebtedness, or an aggregate of 687,500 shares of Common Stock. In connection with the issuance of the Convertible Debt, the Company also issued an aggregate of 68,750 warrants exercisable for 68,750 shares of Common Stock at $1.20 per share. Prior to the expiration of the warrants on May 28, 1996, 62,500 warrants were exercised resulting in $75,000 proceeds to the Company. The remaining 6,250 warrants expired unexercised.

     Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company effected between December 14, 1995 and December 27, 1995, a private placement of short-term notes and 153,750 shares of Series I convertible preferred stock. Of the $1,025,000 gross proceeds, $384,375 was allocated to the preferred stock and represented the original issue discount on the notes at December 31, 1995. The proceeds of the private placement provided working capital.

     On January 24, 1996, the Company completed the private placement and issued additional short-term notes and 93,750 shares of Series I convertible preferred stock. Of the additional $625,000 gross proceeds, $234,375 was allocated to the preferred stock and represented additional original issue discount on the notes. The Company also utilized these proceeds for working capital. Notes sold in the private placement bore interest at 10% per annum and matured at the earlier of
(i) the expiration of twelve months after their issuance or (ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement. The unamortized original issue discount was $0 and $384,375 as of December 31, 1996 and 1995, respectively. Subsequent to the public offering in June 1996, the Company repaid these private placement notes in full.

     During the second quarter of 1996, the Company issued $350,000 in principal amount of six-month 12% unsecured short-term notes payable to four individuals and two of the Company's directors to finance its operations until its public offering could be completed. Subsequent to the public offering in June 1996, the Company repaid these short-term notes in full (see Note 8 to the consolidated financial statements). Interest paid related to these notes amounted to $10,500 for the year ended December 31, 1996. In connection with the issuance of short-term notes, the Company also issued to the six individuals 137,180 warrants to purchase 137,180 shares of Common Stock, at a exercise prices ranging from $1.26 to $1.38, which vested immediately and expire three years from issuance. In connection with the issuance of these warrants, the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996.

     On June 24, 1996, the Company completed a public offering of 1,500,000 shares of 6% cumulative convertible Series A preferred stock and 1,500,000 redeemable warrants resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four (4) shares of Common Stock at $1.25 per share and each warrant enables the holder to purchase two shares of Common Stock for a total price of $3.75. As part of the terms of this offering, the holders of the Series I convertible preferred stock exchanged their preferred stock for Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock will by its terms automatically convert into four (4) shares of Common Stock on July 24, 1997, unless earlier converted by its holder.

     In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's exercise of its over-allotment option under the June 24, 1996 public offering to purchase an additional 225,000 Redeemable Warrants and an additional 100,000 shares of Preferred Stock. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded during the third quarter.

     The Company plans on achieving certain minimum sales of the FAS device during the next twelve months, but will be required to seek additional sources of financing through private placements of debt and/or equity securities, which cannot be assured. In the event the Company cannot obtain additional financing, the Company would have to curtail product as well as research and development plans substantially due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

Net Operating Loss Carryforward
-------------------------------

     At December 31, 1996, the Company had approximately $16,430,000 in operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2011. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, which the issuance of the Preferred Stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for a deferred tax asset when it is more likely than not, based on available evidence, that some portion or all of the deferred tax asset will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2011, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred asset. A valuation allowance has been recognized for the full amount of the deferred tax asset of $6,150,468.

New Accounting Pronouncements
-----------------------------

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

     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) establishes a fair value method accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Exstiguishments of Liabilities" (SFAS No. 125) is effective for transfers and servicing of financial assets and extiguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extiguishment of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

     The Company anticipates emerging in 1997 from a development stage to an operating company upon achieving revenues from its first medical device product, the FAS, which the Company began marketing in 1996.

The Company's Capital Requirements
----------------------------------

     The Company's greatest cash requirements during 1997 will be for funding the introduction and working capital associated with the market introduction of the FAS, and additional clinical testing, continued development, FDA filings of the CRS and ICP, and selling, general and administrative expenses. The funding for costs and build-up of working capital associated with the market introduction of the FAS is expected to be partially supplemented by certain minimum anticipated sales of the FAS in 1997.

     In order to satisfy the Company's capital needs for the next 12 months, the successful completion in 1997 of additional private placements of debt and/or equity securities and the Company achieving certain minimum sales of the FAS, is essential. The private placement is subject to favorable market conditions, which can not be assured.

     If the anticipated private placement is not completed, the Company will be required to seek alternative financing sources which cannot be assured. Consequently, the Company might have to substantially curtail product development and market introduction plans due to lack of funds.

     Subsequent to the next 12 months, the Company currently plans to finance its long-term operations and capital requirements with the profits and funds generated from the sales of its products as well as through new private financings and public offerings of debt and equity securities.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

                                                                     Page No.
                                                                     --------
Reports of Independent Certified Public Accountants                   F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995          F-3

Consolidated Statements of Operations for the
Years Ended December 31, 1996 and 1995                                F-5

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 1996 and 1995                                F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1996 and 1995                                F-9

Summary of Accounting Policies                                        F-12

Notes to Consolidated Financial Statements                            F15 - F25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item, which will be set forth under the captions "Proposal No. 1- Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, two directors of the Company loaned the Company $200,000 and $25,000, respectively, in order to provide financing to the Company prior to its public offering. The notes were repaid by the Company in 1996 once the public offering was complete. Interest paid to these directors amounted to $6,750 for the year ended December 31, 1996. As additional consideration for these loans, the directors, consistent with terms to the other four individual lenders, were awarded an aggregate of 89,301 three year warrants to purchase 89,301 shares of Common Stock at exercise prices from $1.26 to $1.29 (see Note 3 to the consolidated financial statements). In connection with the issuance of the warrants to the six individuals, the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996. The interest rate and terms of these notes were made at arms length. A director also received compensation of $7,500 for general corporate consulting services. During the year ended December 31, 1995, a director received compensation of $25,297 for computer and other general corporate consulting services.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits             None
--------

Reports on Form 8-K  See Forms 8-K dated January 15, 1996 and January 31, 1996.
-------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL DEVICE TECHNOLOGIES, INC.


SIGNATURE                 TITLE                              DATE
---------                 -----                              ----
/s/ M. Lee Hulsebus       Chief Executive Officer,           March 31, 1997
-------------------       President and Chairman
M. Lee Hulsebus


/s/ Edward C. Hall        Chief Financial Officer,           March 31, 1997
-------------------       Secretary and Prinicpal
Edward C. Hall            Accounting Officer


/s/ Don L. Arnwine        Director                           March 31, 1997
-------------------
Don L. Arnwine


/s/ Arthur E. Bradley     Director                           March 31, 1997
-------------------
Arthur E. Bradley


/s/ William A. Clarke     Director                           March 31, 1997
-------------------
William A. Clarke


/s/ Thomas E. Glasgow     Director                           March 31, 1997
-------------------
Thomas E. Glasgow


/s/ Scott A. Weisman      Director                           March 31, 1997
-------------------
Scott A. Weisman


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical Device Technologies, Inc. and subsidiary
San Diego, California

     We have audited the accompanying consolidated balance sheet of Medical Device Technologies, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. We have also audited the statements of operations and cash flows for the period from June 1, 1992 through December 31, 1996, except that we did not audit these financial statements for the period from June 1, 1992 to December 31, 1994; those statements were audited by other auditors whose report dated February 17, 1995 contained an explanatory paragraph raising substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from June 1, 1992 to December 31, 1994, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Technologies, Inc. and subsidiary (a development stage company) at December 31, 1996 and 1995 and the results of their operations and their cash flows for the two years then ended and the period June 1, 1992 through December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California
January 31, 1997


By /s/ BDO SEIDMAN, LLP
-----------------------
BDO SEIDMAN, LLP

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical Device Technologies, Inc. (formerly known as Cytoprobe Corporation) San Diego, CA

     We have audited the accompanying consolidated statement of operations and cash flows for the period June 1, 1992 through December 31, 1994 of Medical Device Technologies, Inc. and subsidiary (a development stage company formerly known as CytoProbe Corporation). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Medical Device Technologies, Inc. and subsidiary for the period June 1, 1992 through December 31, 1994, in conformity with generally accepted accounting principles.

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



/s/Robert Early & Company, P.C.
-------------------------------
Robert Early & Company, P.C.
Abilene, Texas


February 17, 1995

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                           December 31, 1996    December 31, 1995
                                                           ------------------   -----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $ 2,889,233      $ 306,851
   Accounts receivable                                               8,563              -
   Inventory                                                       100,379        147,593
   Prepaid royalties (Note 5)                                            -         60,000
   Prepaid expenses and other assets                               134,309         28,082
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                             3,132,484        542,526
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
   Furniture and  fixtures                                         101,854        112,149
   Machinery and equipment                                         190,179         17,136
   Equipment under capital lease                                     5,349          5,349
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   297,382        134,634

   Less accumulated depreciation                                   (76,046)       (37,309)
-----------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                         221,336         97,325
-----------------------------------------------------------------------------------------------------------------------------------
LICENSE AGREEMENTS
  (net of accumulated amortization of $903,149
   and $627,887) (Note 2)                                        1,864,168      1,598,242

PREPAID ROYALTIES (Note 5)                                               -        115,000

LOAN ORIGINATION FEES (Note 3)                                           -        117,500

OTHER ASSETS                                                        15,003         44,341
-----------------------------------------------------------------------------------------------------------------------------------
                                                               $ 5,332,991    $ 2,514,934
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                 December 31, 1996   December 31, 1995
                                                                 ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $    185,046    $    276,366
   Accrued expenses and taxes                                             145,736          40,927
   Short-term notes payable, net of unamortized discount of
    $384,375 at December 31, 1995 (Note 3)                                      -         640,625
   Current obligation under termination agreement (Note 5)                148,000               -
   Current obligation under capital lease (Note 4)                          1,103           1,728
-----------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                 479,885         959,646

OTHER LIABILITIES
   Termination agreement obligation (Note 5)                               98,667               -
   Capital lease obligation (Note 4)                                            -           1,755
-----------------------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                    98,667           1,755

COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY (Note 6)

   Series I convertible preferred stock (247,500 shares authorized,
    0 and 153,750 issued and outstanding)                                       -         384,375
   6% cumulative convertible Series A preferred stock; $.01 par
    value(1,343,500 shares authorized, issued and outstanding)             13,435               -
   Preferred stock, 10,000,000 shares authorized, $.01 par value,
    0 shares issued and outstanding                                             -               -
   Common stock, $.15 par value (100,000,000 shares authorized,
    6,897,963 and 4,196,600 outstanding)                                1,034,694         629,490
   Stock to be issued (25,000 shares)                                      16,730          23,440
   Additional paid-in capital                                          20,650,306      12,776,389
   Deferred stock compensation                                            247,500         247,500
   Accumulated deficit ($13,390,372 and $8,800,959 accumulated losses during the development stage through December 31, 1996
    and December 31, 1995)                                            (17,331,666)    (12,507,661)
-----------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                              4,654,439       1,553,533
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     $  5,232,991    $  2,514,934
-----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,      June 1,1992 to
                                               -----------------------     December 31,1996
                                                   1996          1995        (cumulative)
-----------------------------------------------------------------------------------------------
SALES                                         $    26,193   $         -      $   26,193
Cost of sales                                      15,493             -          15,493
-----------------------------------------------------------------------------------------------
Gross profit                                       10,700             -          10,700

OPERATING EXPENSES:
Research and development                          893,771       943,510       2,950,275
Sales, general and administrative               2,774,679     2,194,393       8,541,287
-----------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                (3,657,750)   (3,137,903)    (11,480,862)

OTHER INCOME (EXPENSE):
Interest income                                    92,344             -          98,440
Interest expense                               (1,024,007)       (2,925)     (1,030,890)
Loss on sale of marketable securities                   -             -         (20,790)
Net unrealized loss on marketable securities            -             -         (64,500)
-----------------------------------------------------------------------------------------------
LOSS BEFORE DISCONTINUED OPERATIONS
AND DISPOSAL OF OIL AND GAS OPERATIONS         (4,589,413)   (3,140,828)    (12,498,602)

DISCONTINUED OPERATIONS                                 -             -        (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS            -             -        (371,374)
-----------------------------------------------------------------------------------------------
NET LOSS                                    $  (4,589,413) $ (3,140,828)    $(13,390,372)
-----------------------------------------------------------------------------------------------
LOSS PER SHARE:

Less: 6% cumulative convertible preferred
      series A stock dividends (Note 6)           234,592             -
Loss attributable to common stock           $  (4,824,005) $ (3,140,828)
-----------------------------------------------------------------------------------------------
Net loss per common share (Note 11)         $       (0.98) $      (0.94)
-----------------------------------------------------------------------------------------------
Weighted average of common shares outstanding   4,944,469     3,357,084
-----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Additional
                                                  Preferred Stock          Common Stock          Paid-In
                                                  ---------------          ------------          -------
                                                 Shares     Amount     Shares       Amount       Capital
                                                 ------     ------     ------       ------       -------
BALANCE, MAY 31, 1992                               -      $   -       1,429,508      $220,004  $4,472,062
Common stock issued for:
     Cash                                           -          -         358,834        48,247     510,697
     Research and development and services          -          -         227,966        34,195     393,241
     Patent and licensing costs                     -          -         175,000        26,250     105,000
     Prepaid market research                        -          -         575,000        86,250     345,000
Common stock to be issued                           -          -               -             -     163,958
Net loss from June 1 through December 31, 1992      -          -               -             -           -

                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                          -          -       2,766,308       414,946   5,989,958
                                               ============================================================

Common stock issued for:
     Cash                                           -          -         312,750        46,913     284,312
     Patent and licensing costs                     -          -         500,000        75,000     714,000
     Research and development, compensation
     and services                                   -          -         362,500        54,375     759,669
Common stock to be issued                           -          -               -             -           -
Net loss for 1993                                   -          -               -             -           -

                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                          -      $     -     3,941,558      $591,234  $7,747,939
                                               ============================================================


                                                      Common          Deferred
                                                       Stock           Compen-    Accumulated
                                                   To Be Issued        sation       Deficit       Total
                                                   ------------        ------       -------       -----
BALANCE, MAY 31, 1992                          $    -                $    -        ($3,706,702)   $985,364
Common stock issued for:
     Cash                                           -                     -            -           558,944
     Research and development and services          -                     -            -           427,436
     Patent and licensing costs                     -                     -            -           131,250
     Prepaid market research                        -                     -            -           431,250
Common stock to be issued                           37,500                -            -           238,958
Net loss from June 1 through December 31, 1992      -                     -           (791,994)   (791,994)

                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                          37,500                -         (4,498,696)  1,981,208
                                               ============================================================

Common stock issued for:
     Cash                                          (37,500)               -            -           256,225
     Patent and licensing costs                     -                     -            -           789,000
     Research and development, compensation
     and services                                   -                     -            -           814,044
Common stock to be issued                           21,000                -            -            42,000
Net loss for 1993                                   -                     -         (1,779,841) (1,779,841)

                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                         $21,000           $       -     ($6,278,537) $2,102,636
                                               ============================================================

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Preferred Stock          Common Stock
                                                  ---------------          ------------          Paid-In
                                                 Shares     Amount     Shares       Amount       Capital
                                                 ------     ------     ------       ------       -------
BALANCE, JANUARY 1, 1994                            -      $   -       3,941,558      $591,234  $7,747,939
Reverse stock split                                 -          -      (3,284,561)     (492,684)    492,684
Common stock issued for:
     Cash                                           -          -         384,820        57,723     426,539
     Research and development, compensation
        and services                                -          -         605,914        90,887   1,039,961
     Patent and licensing costs                     -          -         450,000        67,500     285,833
     Conversion of debt                             -          -          47,250         7,087      45,277
Common stock to be issued                           -          -          -            -            -
Accrued stock issuance                              -          -          -            -            -
Net loss for 1994                                   -          -          -            -            -
                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                          -          -       2,144,981       321,747  10,038,233
                                               ============================================================

Common stock to be issued                           -          -          -            -            -
Common stock issued for: (Notes 6 and 7)
     Cash                                           -          -          43,000         6,450      23,550
     Patent and licensing costs                     -          -          20,000         3,000      47,000
     Research and development, compensation
        and services                                -          -         903,781       135,567   1,427,563
     Conversion of debt                             -          -         343,750        51,563     223,437
     Private placement                              -          -         741,088       111,163     863,606
Accrued stock issuance (Note 5)                     -          -          -            -            -
Issuance of warrants (Note 6)                       -          -          -            -           153,000
Issuance of preferred stock (Note 6)               153,750   384,375      -            -            -
Net loss for 1995                                   -          -          -            -            -
                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         153,750  $384,375   4,196,600      $629,490 $12,776,389
                                               ============================================================

                                                      Common          Deferred
                                                       Stock           Compen-    Accumulated
                                                   To Be Issued        sation       Deficit       Total
                                                   ------------        ------       -------       -----
BALANCE, JANUARY 1, 1994                           $21,000           $    -        ($6,278,537) $2,102,636
Reverse stock split                                 -                     -            -            -
Common stock issued for:
     Cash                                          (21,000)               -            -           442,262
     Research and development, compensation
        and services                                -                     -            -         1,130,848
     Patent and licensing costs                     -                     -            -           353,333
     Conversion of debt                             -                     -            -            52,364
Common stock to be issued                          398,125                -            -           796,250
Accrued stock issuance                              -                     66,406       -            66,406
Net loss for 1994                                   -                     -         (3,088,296) (3,088,296)
                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                         398,125                66,406    (9,366,833)  1,855,803
                                               ============================================================

Common stock to be issued                          100,980                -            -           201,959
Common stock issued for: (Notes 6 and 7)
     Cash                                           -                     -            -            30,000
     Patent and licensing costs                     -                     -            -            50,000
     Research and development, compensation
        and services                                -                     -            -         1,563,130
     Conversion of debt                             -                     -            -           275,000
     Private placement                            (487,385)               -            -            -
Accrued stock issuance (Note 5)                     -                    181,094       -           181,094
Issuance of warrants (Note 6)                       -                     -            -           153,000
Issuance of preferred stock (Note 6)                -                     -            -           384,375
Net loss for 1995                                   -          -          -         (3,140,828) (3,140,828)
                                               ------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         $11,720              $247,500  ($12,507,661) $1,553,533
                                               ============================================================

           See accompanying notes to consolidated financial statements

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                              Additional
                                                  Preferred Stock          Common Stock          Paid-In
                                                  ---------------          ------------          -------
                                                 Shares     Amount     Shares       Amount       Capital
                                                 ------     ------     ------       ------       -------
(Note 6)
BALANCE, JANUARY 1, 1996                           153,750  $384,375   4,196,600      $629,490 $12,776,389
Stock issued for:  (Note 7)
     Research and development, compensation
        and services                                -          -         451,205        67,680     537,615
     Issuances of convertible preferred stock       93,750   234,375      -            -            -
     Exercise of warrants                           -          -         162,500        24,375     250,625
Series I convertible preferred conversion to 6%
     cumulative convertible Series A preferred
     stock                                        (247,500) (618,750)     -            -           618,750
Issuance of 6% cumulative convertible Series A
     preferred stock                             1,847,500    18,475      -            -         6,261,504
Issuance of redeemable warrants                     -          -          -            -           295,670
Common stock dividend issued to 6% cumulative
     convertible Series A preferred stockholders    -          -          71,658        10,749      90,002
Common stock dividend distributable to 6%
     cumulative convertible Series A preferred
     stockholders                                   -          -          -            -           117,111
Common stock issued for conversion of 6%
     cumulative convertible Series A preferred
     stock                                        (504,000)   (5,040)  2,016,000       302,400    (297,360)
Accrued stock issuance (Note 5)                     -          -          -            -            -
Net loss for 1996                                   -          -          -            -            -

                                               ------------------------------------------------------------
BALANCE DECEMBER 31, 1996                        1,343,500   $13,435   6,897,963    $1,034,694 $20,650,306
                                               ============================================================

                                                      Common          Deferred
                                                       Stock           Compen-    Accumulated
                                                   To Be Issued        sation       Deficit       Total
                                                   ------------        ------       -------       -----
(Note 6)
BALANCE, JANUARY 1, 1996                           $23,440              $247,500  ($12,507,661) $1,553,533
Stock issued for:  (Note 7)
     Research and development, compensation
        and services                                -                     -            -           605,295
     Issuances of convertible preferred stock       -                     -            -           234,375
     Exercise of warrants                           -                     -            -           275,000
Series I convertible preferred conversion to 6%
     cumulative convertible Series A preferred stock-                     -            -            -
Issuance of 6% cumulative convertible Series A
     preferred stock                                -                     -            -         6,279,979
Issuance of redeemable warrants                     -                     -            -           295,670
Common stock dividend issued to 6% cumulative
     convertible Series A preferred stockholders    -                     -           (100,751)     -
Common stock dividend distributable to 6%
     cumulative convertible Series A preferred
     stockholders                                   16,730                -           (133,841)     -
Common stock issued for conversion of 6%
     cumulative convertible Series A preferred
     stock                                          -                     -            -            -
Accrued stock issuance (Note 5)                     -                     -            -            -
Net loss for 1996                                   -                     -         (4,589,413) (4,589,413)

                                               ------------------------------------------------------------
BALANCE DECEMBER 31, 1996                          $40,170              $247,500  ($17,331,666) $4,654,439
                                               ============================================================

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            June 1, 1992 to
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      Year Ended December 31,              December 31, 1996
                                                                        1996             1995                 (Cumulative)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $(4,589,413)     $(3,140,828)             $(13,390,372)
 Adjustments to reconcile net loss
   to net cash provided by (used in) operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                            -                -                  (100,599)
     Common stock paid for services                                     605,295        1,563,130                 4,128,036
     Compensation recognized relating to
       accrued employee common stock grants & warrants                        -          334,094                   400,500
     Bad debt expense                                                         -                -                   394,720
     Depreciation and amortization                                      320,850          369,139                 1,603,558
     Amortization of loan origination fees and
       original issue discount                                          942,620                -                   942,620
     Loss on disposal of fixed assets                                     7,373                -                   109,968
     Reversal of litigation outstanding at end of prior year                  -         (286,996)                 (286,996)
     Loss on sale of marketable securities                                    -                -                    48,290
     Net unrealized loss on marketable securities                             -                -                    37,000
     Loss on disposal of oil and gas operations                               -                -                   368,894
     Increase (decrease) from changes in:
       Accounts receivable                                               (8,563)               -                    (6,048)
       Interest receivable                                                    -                -                     8,053
       Amounts due from related party                                         -                -                     1,682
       Inventory                                                         47,214         (147,593)                 (100,379)
       Prepaid royalties                                                 15,000         (175,000)                 (160,000)
       Prepaid expenses and other current assets                       (106,227)         (28,082)                 (310,651)
       Other assets                                                      (6,662)         (36,000)                  (51,003)
       Accounts payable                                                 (91,320)         111,408                    97,964
       Termination agreement liability                                  246,667                -                   246,667
       Accrued expenses and taxes                                       104,809           (1,283)                  148,636
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (2,512,357)      (1,435,445)               (5,869,460)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                            (381,188)         (50,000)                 (906,298)
       Purchase of property and equipment                              (140,272)         (54,270)                 (282,646)
       Other (proceeds from sale of marketable
         securities and loan repayments)                                      -                -                   175,188
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 $(521,460)       $(104,270)              $(1,013,756)
------------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements
                                       F-9

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             June 1, 1992 to
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      Year Ended December 31,               December 31, 1996
                                                                      1996              1995                  (Cumulative)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from related party                   $              -       $          -             $        22,608
       Proceeds from preferred stock and warrant
          issurance (net of offering costs)                       6,431,079                  -                   6,431,079
       Proceeds from notes payable                                  912,500          1,182,500                   2,195,000
       Principal payments on notes payable                      (2,000,000)            (50,000)                 (2,050,000)
       Proceeds from common stock to be issued                            -            201,959                   1,237,167
       Proceeds from issuing common stock                                 -             30,000                   1,364,052
       Proceeds from warrant exercise                               275,000                  -                     275,000
       Capital lease financing                                      (2,380)             (1,504)                      1,103
       Advances on private common stock placement                        -                   -                     296,440

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         5,616,199          1,362,955                   9,772,449
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              2,582,382           (176,760)                  2,889,233

Cash and cash equivalents, beginning of period                      306,851            483,611                           -
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $2,889,233           $306,851                  $2,889,233
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                           1996         1995
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:

     Interest                                                         $   81,387     $   4,281
     Income taxes                                                     $    1,600     $       -

STOCK ISSUED FOR:

     Research and development                                         $  323,709     $ 806,587
     Public relations and marketing services                              97,202       390,806
     Legal and professional services                                     125,320       151,260
     Directors' fees                                                      59,064        63,839
     Contract payable                                                          -        50,000
     Note payable                                                              -        50,000
     Prepaid expenses and inventory                                            -        50,638
                                                                         -------     ---------
                                                                        $605,295    $1,563,130
                                                                         -------     ---------

     Common stock dividends issued and distributable to 6%
     cumulative convertible Series A  preferred stockholders            $234,592    $        -

NON-CASH INVESTING ACTIVITY:

Application of prepaid royalties to the purchase of license agreements: $160,000    $        -
Application of deposit to the purchase of property and equipment:       $ 36,000    $        -

Non-cash financing activity:

     During the year ended December 31, 1995, the Company issued Series I convertible preferred stock valued at $384,375 in conjunction with notes payable issued in a private placement (Notes 3 and 6). This amount is recorded as an original issue discount.

     Additional short term notes in the amount of $625,000 were added in January 1996 along with preferred stock stated at $234,375 which was added to the 1995 year end original issue discount.

     During the second quarter of 1996, additional short-term notes in the amount of $350,000 were issued along with common stock warrants valued at $143,870, which was added to the 1995 year end original issue discount for a total of $762,620.

     During the year ended December 31, 1995, $275,000 of debt was converted into common stock (Note 6).

     During the years ended December 31, 1996 and 1995, deferred compensation expense of $0 and $181,094 was recorded relating to accrued employee common stock grants in order to value such shares at the fair market value (Notes 5 and 7).

     During the years ended December 31, 1996 and 1995, compensation expense of $0 and $153,000 was recorded relating to the issuance of warrants with an exercise price below fair market value at the date of issuance (Note 6).


          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES

Description of Business

     Medical Device Technologies, Inc. (the "Company"), is a public company incorporated in Utah on February 6, 1980 and headquartered in San Diego, California. The Company's securities currently trade on the Nasdaq SmallCap Market under the symbols (MEDD, MEDDP and MEDDW). Prior to 1992, the Company's business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical device company. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the change of focus.

     The Company has developed three innovative medical device products. The first product, the Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS), is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The third product, the Intracranial Pressure Measuring System (ICP), is a diagnostic device that measures pressure within the skull non-invasively. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996.

Inventory

     The inventory balance shown at December 31, 1996 consisted of $20,685 of finished goods, net of reserve of $7,900, $20,643 of work in process and $59,051 of parts and materials. The inventory balance at December 31, 1995 consisted of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to seven years.

Loan Origination Fees and Original Issue Discount

     In conjunction with the Company's private placements of short-term notes payable and preferred stock (Note 3), the Company incurred loan origination fees of $180,000 ($62,500 in 1996 and $117,500 in 1995). Further, the Company
recorded original issue discounts of $378,245 and $384,375 in 1996 and 1995 on the two sets of notes payable. These amounts were amortized over the expected term of the notes (approximately five months in 1996). All short-term notes were repaid with the proceeds of the Company's public offering of 6% cumulative convertible Series A preferred stock and redeemable warrants, completed in June 1996 (See Notes 3 and 6).

License Agreements

     The Company has entered into various license agreements whereby the Company has acquired the exclusive worldwide rights to develop commercialize, manufacture, and sell its three products. In addition, the Company paid finder's fees relating to two of the three products. These costs, along with legal costs to register the related patents, have been capitalized and are being amortized over the estimated useful life of the license agreement.

     The Company will continue to monitor the markets for its products, the emergence of competitive products and technologies and associated events, and will adjust the lives of its patent licenses accordingly.

Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforward and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

     Loss per common share data is computed by dividing net loss (less cumulative preferred stock dividends) by the weighted average number of common shares outstanding during each period. Warrants outstanding have not been considered in the average number of common shares since the effect would be anti-dilutive. Weighted average common shares outstanding at December 31, 1996 and 1995 includes the stock to be issued.

Fair Value of Financial Instruments

     The carrying amounts of financial instruments including cash, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturity.

 New Accounting Pronouncements

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

     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Exstiguishments of Liabilities' (SFAS No. 125) is effective for transfers and servicing of financial assets and extiguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extiguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Reclassifications

     Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Going Concern

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and is dependent on the success of its three medical devices which have yet to generate any significant sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company plans on achieving certain minimum sales of the FAS device during the next twelve months, but to meet its capital needs for this period the Company will be required to obtain , and intends to seek, additional sources of financing, which cannot be assured. In the event the Company can not obtain additional financing, the Company would have to substantially curtail product as well as research and development plans due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

2. License Agreements

License agreements costs are as follows:

                                           December 31,
               Useful Life           1996              1995
               -----------           ----              ----
CRS            10 Years           $1,338,624        $1,038,624
ICP            10 Years              942,505           942,505
FAS            10 Years              486,188           245,000
                                  ----------        ----------
                                  $2,767,317        $2,176,129
Less: Accumulated amortization       903,149           627,887
                                  ----------        ----------
                                  $1,864,168        $1,598,242
                                  ==========        ==========

Amortization expense was $275,262 and $222,612 for the years ended December 31, 1996 and 1995.

3. Short-term Notes Payable

     Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company effected between December 14, 1995 and December 27, 1995, a private placement of short-term notes and 153,750 shares of Series I convertible preferred stock. Of the $1,025,000 gross proceeds, $384,375 was allocated to the preferred stock and represented the original issue discount on the notes at December 31, 1995. The proceeds of the private placement provided working capital.

     On January 24, 1996, the Company completed the private placement and issued additional short-term notes and 93,750 shares of Series I convertible preferred stock. Of the additional $625,000 gross proceeds, $234,375 was allocated to the preferred stock and represented additional original issue discount on the notes. The Company also utilized these proceeds for working capital.

     Notes sold in the private placement bore interest at 10% per annum and matured at the earlier of (i) the expiration of twelve months after their issuance, (ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement. The unamortized original issue discount was $0 and $384,375 as of December 31, 1996 and 1995, respectively. Subsequent to the public offering in June 1996, the Company repaid these private placement notes in full.

     During the second quarter of 1996, the Company issued $350,000 in principal amount of 12% short-term notes payable to four individuals and two of the Company's directors to finance its operations until its public offering could be completed. Subsequent to the public offering in June 1996, the Company repaid these short-term notes in full (see Note 8). Interest paid related to these notes amounted to $10,500 for the year ended December 31, 1996. In connection with the issuance of these short-term notes, the Company also issued 137,180 warrants to purchase 137,180 shares of common stock to the six individuals at exercise prices from $1.26 to $1.38 which vested immediately and expire three years from issuance. In connection with the issuance of these warrants the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996.

     During the year ended December 31, 1995, the Company repaid a note payable in the principal amount of $50,000 which existed at December 31, 1994.

4. Capital Lease Obligation

     Minimum future lease payments under a capital lease for next year and in aggregate are as follows:

                                            Amount
                                            ------

Year-ending December 31, 1997               $1,660

Less:  Amount representing interest            557

Present value of minimum lease payments     $1,103

5. Commitments

Operating Leases

     The Company is currently leasing its offices under a three year operating lease which ends in April 1998. Future minimum lease payments under this and other operating leases are as follows:

Year-ending December 31,                Amount
------------------------                ------
        1997                           $69,851
        1998                            22,961
        1999                             7,331
        2000                             7,331
        2001                             4,576
                                       -------
                                      $112,050
                                      ========

     Rent expense, including month to month leases, was $88,157 and $54,642 for the years ended December 31, 1996 and 1995, respectively.

Royalty Agreements

     In June 1994, the Company entered into a royalty agreement when it purchased the exclusive license and received the technology and developments relating to the FAS device. In 1996, the agreement was revised wherein the Company purchased all past and future royalty obligations from the licensor for an additional $81,188 and was also extended for an additional year so that it now expires June 1, 2005. Accordingly, previous payments made by the Company of $160,000 at December 31, 1995 ($60,000 was classified as short-term and $100,000 as long-term) have been reclassified to License Agreements (see Note 2). In addition, the Company entered into a royalty agreement when it obtained the exclusive license to the Signal Modulation Barrier Monitor, which is a component part of the FAS. Pursuant to this license agreement, the Company will pay royalties of 1% of the average retail sales price on all net sales, through the life of the future patent, when registered. The Company has obtained FDA clearance for the FAS and began marketing the device in 1996.

     In August 1992, the Company entered into a royalty agreement when it purchased the exclusive license and technological rights relating to the CRS device. The Company will pay royalties to a party amounting to 5% of the average retail sales price on all net sales subject to a minimum of $100,000 per year starting from 1996 and ending in 1998. The Company is also required to pay royalties of $100,000 in twenty equal quarterly installments of $5,000 beginning January 1, 1997, pertaining to calendar years 1994 and 1995. Through December 31, 1996, the company has paid $600,000 and issued 227,966 shares of common stock pursuant to the original CRS license agreement. The Company can terminate this agreement with 90 days written notice at which time all patent rights will cease. In 1996, the Company purchased the future royalty rights from an individual for $300,000 and have capitalized this amount into License Agreements (see Note 2). This payment reduced the royalty percentage payable on the CRS by 50% of the original amount.

     In January 1993, the Company entered into a royalty agreement when it exercised its option to enter into an exclusive license agreement for the ICP device. Under the terms of the agreement, the Company will pay royalties equal to 10% of the net sales proceeds from the ICP. Minimum payments of $75,000 and $15,000 were made by the Company for the years ended December 31, 1996 and 1995. The Company is required to pay additional royalties of $200,000 for each of subsequent years through the life of the patent. The Company can terminate this agreement with 90 days written notice, at which time all patent rights will cease.

     Further, in accordance with a finder's agreement, the Company is obligated to pay royalties equal to 8% of the gross sales of the ICP, as well as to issue an additional 1,000,000 restricted shares of common stock to the finder when gross sales of the ICP reach $10,000,000. The Company believes, on the advice of counsel, that it is not obligated to pay the 8% royalty or the 1,000,000 shares of restricted stock based on a breach of contract by the finder, as the finder failed to reimburse the Company for consulting fees in accordance with the agreement.

Medical Advisory Agreements

     On January 1, 1997, the Company had agreements with five medical advisors for a one- to two-year term. The agreements provide for 15,000 shares of common stock to be issued to each advisor per year, issued semi-annually.

Employment Agreements

     In August 1994, the Company entered into an exclusive four-year term employment with the Chief Executive Officer. The employment agreement provides for a base salary of $162,000 per year in addition to one hundred twenty-five thousand (125,000) shares of the common stock at the end of two years of continuous satisfactory employment by the Company. On August 2, 1996, the Board of Directors changed the date which the Chief Executive Officer is entitled to received these shares to January 2, 1997. In addition, the Chief Executive Officer received 100,000 common stock purchase warrants which are exercisable over a five (5) year period ending August 31, 1999 at $2.00 per share.

     In addition, in 1994, the Company entered into a severance agreement with the Chief Executive Officer. The severance agreement provides, among other things, that in the event a change in control of the Company occurs or the Chief Executive Officer is involuntarily terminated, suffers a disability while employed by the Company or dies while employed by the Company, then the Chief Executive Officer is entitled to receive certain benefits from the Company. Such benefits may include some or all of the following: an amount based on the base salary as provided for in the employment agreement; an amount based on the bonus paid or payable to the Chief Executive Officer as provided for in the employment agreement; the right to receive common stock that shall vest immediately; and the right to exercise any warrants or stock options held by or granted to the Chief Executive Officer under the employment agreement or any stock option plan of the Company or both, health insurance and disability insurance. The Chief Executive Officer will not receive any benefits upon voluntarily termination of employment with the Company or if the Company terminates the Chief Executive Officer "for cause", which is defined as the conviction of the Chief Executive Officer after appeal of a felony.

     On August 2, 1996, the Board of Directors extended the Employment and Severance Agreements with the Chief Executive Officer for an additional one (1) year period or until August 31, 1999.

     In March 1996, the Company terminated the services of a former officer. The Company entered into a termination agreement with the former officer which terminated his existing employment and severance agreements, and also provided for mutual general releases. Under the termination agreement, the former officer is entitled to receive grants awarded to him under his original employment agreement of 100,000 shares of the Company's common stock on August 31, 1996 and 75,000 common stock purchase warrants, which expire on August 31, 1999 and are exercisable at a price of $2.00 per share, after the earlier of August 31, 1996 or the completion of a public offering of the Company's securities. The termination agreement also provides for the former officer to receive $357,667 over a 29 month period commencing on April 1, 1996 and ending August 31, 1998, and 37,500 common stock purchase warrants which are exercisable, from August 31, 1998 through August 31, 2001, at a price of $.80 per share. As of December 31, 1996 the obligation is $246,667.

     In January 1995, the Company entered into an exclusive employment agreement with the Vice President of Marketing and Sales for a three-year term providing for a base salary of $110,000 per annum. This agreement also provides for fifty thousand (50,000) shares of the Company's common stock to be issued on August 31, 1996. On August 2, 1996, the Board of Directors changed the date which the Vice President of Marketing and Sales is entitled to receive the shares to January 2, 1997. The agreement also provides for warrants to purchase thirty-seven thousand five hundred (37,500) shares of the Company's common stock at $2.00 per share. One-third of the warrants were issued on January 4, 1996, and one-third (1/3) of the warrants are to be issued on each of January 4, 1997 and 1998. The warrants are exercisable for a period of five (5) years from the date of issuance.

     In March 1996, the Company entered into an exclusive employment agreement with the Vice President of New Business Development for a three-year term providing for a base salary of $108,000 per annum. The agreement also provides for twenty-five thousand (25,000) shares of the Company's common stock; 12,500 shares of common stock will vest on March 15, 1997 and the remaining 12,500 shares will vest on March 15, 1998. In addition, the agreement provides for warrants to purchase thirty-seven thousand five hundred (37,500) shares of the Company's common stock at $.80 per share. One-quarter (1/4) of the warrants are to be issued on each of March 15, 1997, 1998, 1999 and 2000. The warrants are exercisable for a period of six (6) years from the date of issuance.

     In March 1996, the Company entered into a non-exclusive employment agreement with the Chief Financial Officer for a three-year term providing for a base salary of $60,000 per annum based upon a three day work week. In the event the Chief Financial Officer's services are required by the Company in excess of three days per week, he is to be compensated at $600 per day. The employment agreement provides for twelve thousand five hundred (12,500) shares of the Company's common stock; 6,250 shares of common stock will vest on March 15, 1997 and the remaining 6,250 shares will vest on March 15, 1998. In addition, the Chief Financial Officer is entitled to receive warrants to purchase twenty-five thousand (25,000) shares of the Company's common stock at $.80 per share. One-quarter (1/4) of the warrants are to be issued on each of March 15, 1997, 1998, 1999 and 2000. The warrants are exercisable for a period of six (6) years from the date of issuance.

Litigation

     The Company prevailed in two separate lawsuits in calendar year 1996.

     In one case instituted in the Superior Court of the State of California, County of San Diego, the Company was awarded after trial $1,978,893 million in damages and costs against Chandler Church and Company and affiliated entities based upon claims sounding in breach of contract and breach of constructive trust.

     In a second case commenced in the United States Bankruptcy Court, Southern District of California, San Diego Division, the Court, in dismissing an Involuntary Petition filed against the Company, found that the Petition had been filed in "bad faith" and consequently awarded the Company punitive damages and attorneys' fees against Chandler Church and Company and affiliated entities, totaling $761,888. The Company thereafter entered into an out-of-Court settlement with one of the parties which provides for the payment to the Company of the stipulated sum of $25,000.

     The Company is pursuing collection efforts for the damages, costs and fees awarded to it in the aforementioned cases, but is uncertain whether it will be able to recover any or all of the monies awarded to it. Accordingly, the Company has not recorded a receivable associated with this litigation due to the uncertainty.

     There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

6. Stockholders' Equity

Preferred Stock

     In April 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of $.01 par value preferred stock. In December 1995, the Company further amended its Articles of Incorporation to authorize 187,500 of Series I convertible preferred stock in conjunction with its private placement of short-term notes payable (Note 3). As a result of this private placement offering, the Company issued 153,750 shares of Series I convertible preferred stock with an assigned value of $384,375 (see Note 3). On January 19, 1996, the Company again amended its Articles of Incorporation to increase the authorized shares of Series I convertible preferred stock from 187,500 to 247,500. On January 24, 1996, the Company issued an additional 93,750 shares of Series I convertible preferred stock. These preferred shares were considered an original issue discount associated with the notes payable and were amortized over approximately the first five months of 1996 (see Note 3).

     On June 24,  1996,  the Company  completed a public  offering of  1,500,000 shares of 6% cumulative convertible Series A preferred stock (the "Preferred Stock") and 1,500,000 redeemable common stock purchase warrants (the "Redeemable Warrants") resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four (4) shares of common stock at $1.25 per share and each Redeemable Warrant enables the holder to purchase two shares for a total of $3.75. As part of the terms of this offering, the holders of the Series I convertible preferred stock exchanged their preferred stock for the Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock will by its terms automatically convert into four
(4) shares of common stock on July 24, 1997, unless earlier converted by its holder.

     In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's exercise of its over-allotment option under the June 24, 1996 public offering to purchase an additional 225,000 Redeemable Warrants and an additional 100,000 shares of Preferred Stock. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded during the third quarter.

Common Stock

     On June 20, 1996, the directors of the Company approved a one-for-two reverse split of the common stock. All share balances have been retroactively adjusted to reflect the reverse stock split.

     During the second quarter of 1995, the Company raised $974,769 for the issuance of 741,088 shares of common stock.

     During June and July 1995, the Company raised $275,000 from the issuance of convertible debentures. These notes were converted into 687,500 shares of common stock during December 1995.

     During the year ended December 31, 1995, the Company received cash of $30,000 for the issuance of 43,000 shares of common stock.

     During the year ended December 31, 1996, as a result of individuals exercising 162,500 private warrants, the Company issued 162,500 shares of common stock for $275,000.

     On September 9, 1996, the Company issued 71,658 shares of common stock as a dividend for the period through August 31, 1996 for the Preferred Stockholders of record as of August 12, 1996. On November 11, 1996, the Company declared a second common stock dividend of 111,534 shares for Preferred Stockholders of record as of December 10, 1996. The shares were issued subsequent to year end and, accordingly, have been recorded as common stock dividend distributable in additional paid-in capital at December 31, 1996. The number of shares to be paid on the Preferred Stock as a dividend is calculated based on the 10 day moving average price of the common stock during the 30 days prior to the declaration date, subject to a maximum price of $3.00 and minimum price of $1.20 per share. Fractional shares are rounded up.

     During the fourth quarter of 1996, individuals exercised their rights and converted 504,000 shares of the Preferred Stock into 2,016,000 shares of common stock.

Warrants

     The Company has issued warrants in connection with various private placements, the secondary public offering in 1996, and certain other agreements with and compensation to employees and consultants. The Company's private warrants allow the holder to purchase one share of the Company's common stock at a specified price and the public warrants each allow the holder to purchase two shares at $1.875 per share.

Private and public warrants granted and issued by the Company consisted of:


                                                  Number of     Per share        Exercise
                                                  warrants      Exercise price   period
-----------------------------------------------------------------------------------------------------
Outstanding at January 1, 1995                    410,000        $2.00           8/31/94-9/23/99
     Granted                                      476,250        $1.85           8/31/94-1/4/01
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                  886,250        $1.92           8/31/94-1/4/01
     Granted                                      439,680        $1.00           4/22/96-8/1/03
     Issued (public-Redeemable Warrants)        1,972,500        $1.88           6/24/96-6/23/99
     Exercised (private only)                   (162,500)        $1.69           8/31/94-8/31/97
     Expired (private only)                       (6,250)        $1.20           5/28/96
-----------------------------------------------------------------------------------------------------
Warrants outstanding at December 31, 1996       3,129,680        $2.96           8/31/94-8/1/03
     Equivalent common shares                   5,102,180        $1.81           8/31/94-8/1/03
-----------------------------------------------------------------------------------------------------
     Warrants exercisable                         835,930        $1.86           8/31/94-8/7/01
     Equivalent shares resulting                  835,930
-----------------------------------------------------------------------------------------------------

     With regard to the issuance of 150,000 warrants to an officer at $.80 per warrant during the year ended December 31, 1995, compensation expense of $153,000 was recorded as the fair market value of the warrants at the measurement date. Compensation expense was not recorded for any other issuance of warrants to officers or employees as the fair market value of the warrants was below the exercise price at December 31, 1996.

     Information relating to warrants at December 31,1996 summarized by exercise price is as follows:

                                    Outstanding                                 Exercisable
                               ------------------------------          ----------------------------
Exercise Price    Equiv.              Weighted Average                 Equiv.    Weighted Average
Per Share         Shares       Life (Year)     Exercise Price          Shares    Exercise Price
 --------------------------------------------------------------------------------------------------

 $.80           435,000           6              $0.80               150,000         $0.80
 1.26            99,684           3               1.26                99,684          1.26
 1.29            19,380           3               1.29                19,380          1.26
 1.38            18,116           3               1.38                18,116          1.38
 1.88         3,945,000           3               1.88                     0           N/A
 2.00           460,000         4.6               2.00               437,750          2.00
 2.50            25,000           2               2.50                25,000          2.50
 3.00            50,000           2               3.00                50,000          3.00
$4.00            50,000           2              $4.00                50,000         $4.00
              -------------------------------------------------------------------------------------
                 5,102,180      3.6              $2.96               835,930         $1.86

     Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts presented below:

                                             1996                   1995
--------------------------------------------------------------------------------
Net loss
    As reported                           $(4,589,413)          $(3,140,828)
    Pro forma                             $(4,706,420)          $(3,777,091)

Net loss attributable to common stock
    As reported                           $(4,824,005)          $(3,140,828)
    Pro forma                             $(4,941,012)          $(3,777,091)

Loss per share
    As reported                           $(.98)                $(.94)
    Pro forma                             $(1.00)               $(1.13)

     The fair value of warrants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for years ended December 31, 1996 and 1995: expected life of 5.4 and 3.7 years, expected volatility of 98% and 114%, risk-free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the date of grant of the warrants granted during 1996 and 1995 approximated $1.13 and $1.76 per warrant.

     Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous warrant grants. The above numbers do not include the effect of warrants granted prior to 1995 that vested in 1995 and 1996.

7. Employee Benefit Plans

Compensatory Stock Benefit Plans

     In each of the four most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 750,000 shares under Form S-8 on January 10, 1997, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until January 10, 1999. During the years ended December 31, 1996 and 1995, 451,205 and 605,914 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, legal, and professional services provided to the Company.

     Beginning in 1997, compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the time of issuance (fair value method) and amortized over the applicable period.

Defined Contribution Plan

     In August 1996, the Company adopted the Medical Device Technologies, Inc. Employee Retirement Savings and Profit Sharing Plan (the "Plan"). The Plan is a defined contribution profit sharing plan which allows the employee to participate once hired. Total expense for its 10 full time employees amounted to $1,197 for the year ended December 31, 1996.

8. Related Party Transactions

     During the year ended December 31, 1996, two directors of the Company loaned the Company $200,000 and $25,000, respectively, until the Company could complete its public offering (see Note 3). The interest rate and terms of these notes were made at arms length. The notes were repaid by the Company in 1996 once the offering was complete. Interest paid to these individuals amounted to $6,750 for the year ended December 31, 1996. A director also received compensation of $7,500 for general corporate consulting services. During the year ended December 31, 1995, a director received compensation of $25,297 for computer and other general corporate consulting services.

9. Income Taxes

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

December 31,                                    1996                1995
------------                                    ----                ----

Inventory reserve                   $           3,421       $        -
Accrued vacation                                4,385                -
Excess tax depreciation over book                -                 (9,715)
Investment tax credit carryforward               -                  6,941
Other                                             975                -
Net operating loss carryforwards            6,141,687           4,640,045
Valuation allowance                        (6,150,468)         (4,637,271)
                                           -----------         -----------

TOTAL                               $            -          $        -
                                           ===========         ===========

     At December 31, 1996, the Company had approximately $16,430,000 in operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2011. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, which the issuance of the preferred stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for a deferred tax asset when it is more likely than not, based on available evidence, that some portion or all of the deferred tax asset will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2011, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred asset. A valuation allowance has been recognized for the full amount of the deferred tax asset of $6,150,468.

10. Fourth Quarter Adjustments and Transactions

     During the fourth quarter of the year ended December 31, 1995, the Company recorded net adjustments in the amount of $748,577 relating to the reversal of an estimated loss accrual for litigation of $286,996, an adjustment to deferred compensation of $118,969, the recording of prepaid royalties of $120,000, and the recording of amortization expense of $222,612. The adjustments decreased net loss by $.20 per share for the year ended December 31, 1995.

11. Supplemental Earnings Per Share Data

     On December 18, 1995, $275,000 of convertible promissory notes were converted into common stock. Had this conversion occurred on June 23, 1995, the date of issuance, the reported net loss per common share for the year ended December 31, 1995 would have decreased $.04 to ($.90).