Form 10QSB
period 1997-03-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1997-05-15
CIK 723906

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X    NO
                                --------  --------

At April 7, 1997, there were 7,903,590 shares of the Company's common stock issued and outstanding. The aggregate market value of such shares (based on the average of the bid and offered price of $0.70 of these shares as of April 7,
1997) held by non-affiliates, was approximately $5,149,474.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...............F-1

     Consolidated Statements of Operations for the Three Months Ended
     March 31, 1997 and March 31, 1996....................................................F-3

     Consolidated Statement of Changes in Stockholders' Equity for the
     Three Months Ended March 31, 1997....................................................F-4

     Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 1997 and March 31, 1996....................................................F-5

     Notes to Consolidated Financial Statements...........................................F-8

Item 2. Management's Discussion and Analysis and Plan Of Operation .........................3


PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................................10

Item 2. Changes in Securities...............................................................10

Item 3. Defaults Upon Senior Securities.....................................................10

Item 4. Submission of Matters to a Vote of Security Holders.................................10

Item 5. Other Information...................................................................10

Item 6. Exhibits and Reports on Form 8-K....................................................10

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

     See attached consolidated financial statements and notes therto for the period ended March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion of the Company's financial condition, results of operations and plan of operation should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part 1,
Item 1 in this Form 10-QSB.

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

Description of Business
-----------------------

     Medical Device Technologies, Inc. (the "Company"), was incorporated in Utah on February 6, 1980 and is headquartered in San Diego, California. Each of the Company's common stock, 6% cumulative convertible Series A preferred stock and redeemable common stock purchase warrants currently trade on the Nasdaq SmallCap Market under the symbols MEDD, MEDDP and MEDDW, respectively. Prior to 1992, the Company's business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical device company. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the change of focus. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company.


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

Risks
-----

     As development of each of its medical devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can be expected to grow accordingly. The Company's sales, general and administrative costs include costs related to marketing, promotional and sales activities, in addition to office, administration and overhead expenses.

     The Company, which is still in the development stage with respect to its current medical device operations, has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part 1, Item 1 in this Form 10-QSB.

     Although the Company plans on achieving sales of the FAS device during the next twelve months, the revenue from such sales, by itself, will not be sufficient for the Company to maintain its current level of operations, including its current product development and research and development plans. Accordingly, the Company will be required to seek to obtain additional sources of financing, which cannot be assured. In the event the Company can not obtain additional financing, the Company would have to substantially curtail product development as well as research and development plans due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

Results of Operations for the Three Months Ended March 31, 1997
---------------------------------------------------------------

Revenues
--------

     Operating revenues for the first three months of 1997 were $45,500, all from sales of the FAS. There were no revenues in the first quarter of 1996.

Gross Profit
------------

     Gross profit was $6,280 in the first three months of 1997, as compared to none in 1996, due to no sales in that period. Gross profit percentage for the first quarter 1997 was 13.8%, and was lower than the Company expects in the future due to the costs during the period of initial product management and production start-up caused by the Company's switch-over to a new, higher capacity contract manufacturer. The Company expects these transition costs to continue, at a lower proportion of sales, for the next several months.

Operating Expenses
------------------

Research and Development

     Research and development costs in the first quarter of 1997 were $319,691, compared to $173,445 in 1996, representing an increase of 84.3%. This increase was principally due to the greater research cost on clinical saturation studies for the FAS and accelerated development for comparative clinical trials for the CRS relative to 1996.

Sales, General and Administrative

     Sales, general and administrative costs were $835,161 in the first quarter of 1997 as compared to $1,095,506 in 1996, representing a decrease of 23.8%. This decrease was principally due to the $357,667 charge associated with the termination in 1996 of a former officer of the Company, which was only partially offset in 1997 by higher marketing and public relations expenses associated with the FAS.

Losses

     The Company's net loss for the first quarter of 1997 was $1,119,444 as compared to $1,785,284 in 1996, representing a decrease of 37.3%. This decrease was primarily attributable elimination of interest expenses in 1997 which aggregated $516,333 in 1996. The Company incurred this interest expense in 1996 in connection with the bridge financing effected by the Company prior to the public offering in June 1996. Loss per common share for the first quarter of 1997 was $0.15, as compared to $0.41 in 1996, representing a decrease in loss per share of 63.4%. This reduction was primarily attributable to the increased average number of shares outstanding in the first quarter of 1997 as compared to 1996 and secondarily attributable to the reduced loss in 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded its capital requirements for its current medical device operations from the public and private sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at March 31, 1997 was $1,802,607 as compared to $2,889,233 at December 31, 1996, representing a 37.6% decrease. In the first three months of 1997, $1,053,142 of net cash was used for operating activities plus $32,888 was invested in property and equipment. The Company used $596 in net financing activities, representing payments on capital lease financing. Net cash used in operating activities in 1997 consisted principally of a net loss of $1,119,444, less an increase in other net assets (excluding cash) of $175,034, plus $121,964 in common stock paid for services in lieu of cash, plus the net of depreciation, non-cash compensation accrual recognition and loss on disposal of fixed assets totaling $119,372.

     Changes in current assets and current liabilities resulted in a decrease in the Company's working capital position to $1,704,604 at March 31, 1997 from $2,652,599 at December 31, 1996, representing a decrease of 35.7%.

     On January 24, 1996, the Company completed a private placement and, in connection therewith, issued additional short-term notes and an additional 93,750 shares of Series I convertible preferred stock. Of the $625,000 gross proceeds raised in 1996 as a result of such private placement (which represented the balance of an aggregate of $1,650,000 raised pursuant to the private placement commenced in the fourth quarter of 1995), $234,375 was allocated to the preferred stock and represented original issue discount on the notes. The Company utilized these proceeds for working capital. All notes sold in this private placement bore interest at 10% per annum and matured at the earlier of
(i) the expiration of twelve months after their issuance or (ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement Subsequent to the public offering in June 1996, the Company repaid all $1,650,000 of the private placement notes, plus accrued interest, in full.

     On June 24, 1996, the Company completed a public offering of 1,500,000 shares of 6% cumulative convertible Series A preferred stock ("Preferred Stock") and 1,500,000 redeemable common stock purchase warrants ("Redeemable Warrants") resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four (4) shares of common stock at $1.25 per share and each Redeemable warrant enables the holder to purchase two shares of common stock for a total price of $3.75. As part of the terms of this offering, all of the holders of the Series I convertible preferred stock exchanged their 247,500 shares of stock for the Preferred Stock on a one for one basis at no cost. Each share of the Preferred Stock will by its terms automatically convert into four (4) shares of common stock on July 24, 1997, unless earlier converted by its holder.

     In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's partial exercise of its over-allotment option under the June 24, 1996 public offering. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded in the third quarter.

     During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 2,016,000 shares of common stock and during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 379,680 shares of common stock.

     As of March 31, 1997 723,920 shares of the Preferred Stock had converted, resulting in an additional 2,895,680 shares of common stock.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

     The Company anticipates emerging from a development stage and becoming an operating company in 1997 upon achieving additional revenues from its first medical device product, the FAS, which the Company began marketing in 1996.

The Company's Capital Requirements
----------------------------------

     The Company's greatest cash requirements during 1997 will be for funding the introduction associated with the continuing market introduction of the FAS, additional clinical testing, continued development and FDA filings with respect to the CRS and ICP. The costs and build-up of working capital associated with the continuing market introduction of the FAS is expected to be partially funded by anticipated sales of the FAS in 1997.

     In order to satisfy the Company's capital needs for the next 12 months, the Company needs to increase sales of the FAS (which the Company does not presently believe will be sufficient for the Company to maintain its current level of operations, including its current product development and research and development plan) and raise additional capital. At the present time the Company does not have any arrangements or understandings with any third parties to provide such capital to the Company and there can be no assurance that any such capital will be available on terms and conditions acceptable to the Company, or at all.

     In the event that the Company cannot generate sufficient sales of the FAS and/or raise the necessary capital, it would have a material adverse effect on the Company and the Company would have to substantially curtail product development and market introduction plans due to lack of funds.

     The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Refer to the Company's Form 10-KSB for the year ended December 31, 1996.

     There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

Item 2.  CHANGES IN SECURITIES

         Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

Item 5.  OTHER INFORMATION

         Not Applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MEDICAL DEVICE TECHNOLOGIES, INC.


Date:  May 14, 1997              By: /s/ Edward C. Hall
                                 -------------------------------
                                 Edward C. Hall
                                 Chief Financial Officer, Secretary and
                                 Principal Accounting Officer

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                         March 31,               December 31,
                                                             1997                       1996
                                                       (unaudited)
                                                --------------------        -----------------

ASSETS

Current assets
   Cash and cash equivalents                  $            1,802,607    $           2,889,233
   Accounts receivable                                        52,812                    8,563
   Inventory (Note 2)                                        222,610                  100,379
   Prepaid expenses and other assets                          72,857                  134,309
----------------------------------------------------------------------------------------------

Total current assets                                       2,150,886                3,132,484
----------------------------------------------------------------------------------------------

Property and equipment:
   Furniture and fixtures                                    103,617                  101,854
   Machinery and equipment                                   221,053                  190,179
   Equipment under capital lease                               5,349                    5,349
----------------------------------------------------------------------------------------------
                                                             330,019                  297,382

   Less accumulated depreciation                             (90,537)                 (76,046)
----------------------------------------------------------------------------------------------

Net property and equipment                                   239,482                  221,336
----------------------------------------------------------------------------------------------

License agreements
(net of accumulated amortization of $977,434 and $903,149)  1,789,882                1,864,168


Other assets                                                   15,003                   15,003
-----------------------------------------------------------------------------------------------

                                               $            4,195,253    $           5,232,991
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                        MEDICAL DEVICE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,        December 31,
                                                                          1997                1996
                                                                    (unaudited)
                                                               ----------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                 $     195,838    $     185,046
   Accrued expenses                                                       101,937          145,736
   Current obligation under termination agreement                         148,000          148,000
   Current obligation under capital lease                                     507            1,103
---------------------------------------------------------------------------------------------------

Total current liabilities                                                 446,282          479,885

Other Liabilities
   Termination agreement obligation                                        61,667           98,667
---------------------------------------------------------------------------------------------------

Total other liabilities                                                    61,667           98,667


Stockholders' Equity (Note 5)

   Series I convertible preferred stock (247,500 shares
     authorized, 0 issued and outstanding)                                      -                -
   6% cumulative convertible Series A preferred stock,
     $.01 par value (1,972,500 shares authorized, 1,248,580
     and 1,343,500 shares issued and outstanding)                          12,486           13,435
   Preferred stock, $.01 par value (10,000,000 shares authorized,
     0 shares issued and outstanding)                                           -                -
   Common stock, $.15 par value (100,000,000 shares
     authorized, 7,870,632 and 6,897,963 issued and outstanding)        1,180,595        1,034,694
   Stock dividend distributable at $.15 par value (111,534 shares)              -           16,730
   Common Stock to be issued (25,000 shares)                               23,440           23,440
   Additional paid-in capital                                          20,891,548       20,650,306
   Deferred stock compensation                                             30,345          247,500
   Accumulated deficit ($14,509,816 and $13,390,372 accumulated       (18,451,110)     (17,331,666)
     losses during the development stage through March 31, 1997 and December 31, 1996)
---------------------------------------------------------------------------------------------------

Total stockholders' equity                                              3,687,304        4,654,439
---------------------------------------------------------------------------------------------------

                                                                    $   4,195,253    $   5,232,991
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                               June 1,1992 to
                                                         Three Months Ended March 31,           March 31,1997
                                                             1997               1996             (Cumulative)
-------------------------------------------------------------------------------------------------------------

SALES                                                $        45,500             -          $         71,693
COST OF SALES                                                 39,220             -                    54,713
-------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                   6,280             -                    16,980

OPERATING EXPENSES:
  Research and development                                   319,691    $       173,445            3,269,966
  Sales, general and administrative                          835,161          1,095,506            9,376,448
-------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                           (1,148,572)        (1,268,951)         (12,629,434)

OTHER INCOME (EXPENSE):
  Interest income                                             29,128              -                  127,568
  Interest expense (Note 4)                                      -             (516,333)          (1,030,890)
  Loss on sale of marketable securities                          -                -                  (20,790)
  Net unrealized loss on marketable securities                   -                -                  (64,500)
-------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND DISPOSAL OF OIL AND GAS OPERATIONS                  (1,119,444)        (1,785,284)         (13,618,046)

DISCONTINUED OPERATIONS                                           -               -                 (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                      -               -                 (371,374)
-------------------------------------------------------------------------------------------------------------

NET LOSS                                             $    (1,119,444)   $    (1,785,284)    $    (14,509,816)
-------------------------------------------------------------------------------------------------------------
LOSS PER SHARE (Note 3):

LESS: CUMULATIVE PREFERRED STOCK DIVIDENDS (Note 5)                -               -
----------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCK                $    (1,119,444)   $    (1,785,284)
----------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                            $         (0.15)   $         (0.41)
----------------------------------------------------------------------------------------

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING              7,573,969          4,320,705
----------------------------------------------------------------------------------------

See accompanying notes consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)

                                                                                   Common
                                 Preferred Stock       Common Stock    Additional   Stock
                               -----------------      ---------------   Paid-In     To Be     Deferred       Retained
                               Shares    Amount     Shares    Amount    Capital    Issued   Compensation      Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1997    1,343,500 $13,435    6,897,963 $1,034,694 $20,650,306 $40,170     $247,500    $(17,331,666) $4,654,439

Common stock issued for
 research and development,
 compensation, and other
 services (Note 5)                   -      -       206,455     30,969      90,995       -          -                 -     121,964

Common stock issued for
 conversion of 6% cumulative
 convertible Series A
 preferred stock (Note 5)     (94,920)     (949)    379,680     56,952     (56,003)      -          -                 -          -

Issuance of common stock
 dividend distributable to
 6% cumulative convertible
 Series A preferred
 stockholders (Note 5)               -      -       111,534     16,730         -    (16,730)        -                 -          -

Accrued stock issuance
 (Note 5)                            -      -       275,000     41,250     206,250       -      (217,155)             -      30,345

Net loss for the three months
 ended March 31, 1997                -      -           -          -           -         -          -         (1,119,444)(1,119,444)
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1997     1,248,580 $12,486    7,870,632 $1,180,595  $20,891,548 $23,440       $30,345   $(18,451,110)$3,687,304
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                        June 1, 1992 to
Increase (Decrease) in Cash and Cash Equivalents                 Three Months Ended March 31,           March 31, 1997
                                                                 -------------------------------
                                                                         1997              1996         (Cumulative)
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                        $      (1,119,444)$     (1,785,284)$       (14,509,816)
 Adjustments to reconcile net loss
   to net cash provided by (used in) operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                               -                -            (100,599)
     Stock paid for services                                               121,964          236,255           4,250,000
     Compensation recognized relating to
       accrued employee stock grants and warrants                           30,345           78,644             430,845
     Bad debt expense                                                            -                -             394,720
     Depreciation and amortization                                          88,805           65,689           1,692,363
     Amortization of loan origination fees and
       original issue discount                                                   -          479,250             942,620
     Loss on disposal of fixed assets                                          222                -             110,190
     Reversal of litigation outstanding at end of prior year                     -                -            (286,996)
     Loss on sale of marketable securities                                       -                -              48,290
     Net unrealized loss on marketable securities                                -                -              37,000
     Loss on disposal of oil and gas operations                                  -                -             368,894
     Increase (decrease) from changes in:
       Accounts receivable                                                 (44,249)               -             (50,297)
       Interest receivable                                                       -                -               8,053
       Amounts due from related party                                            -                -               1,682
       Inventory                                                          (122,231)         (58,304)           (222,610)
       Prepaid royalties                                                         -           15,000            (160,000)
       Prepaid expenses and other assets                                    61,452          (73,401)           (249,199)
       Other assets                                                              -                -             (51,003)
       Accounts payable                                                     10,792           82,935             108,756
       Termination agreement liability                                     (37,000)         357,667             209,667
       Accrued expenses and taxes                                          (43,798)          19,188             104,838
------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                   (1,053,142)        (582,361)         (6,922,602)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Patent and marketing licensing costs                                      -          (50,000)           (906,298)
       Purchase of property and equipment                                  (32,888)         (44,065)           (315,534)
       Other (proceeds from sale of marketable
         securities and loan repayments)                                         -                -             175,188
------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                      (32,888)         (94,065)         (1,046,644)
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



Increase (Decrease) in Cash and Cash Equivalents                 Three Months Ended March 31,           June 1, 1992 to
                                                                 -------------------------------        March 31, 1997
                                                                            1997            1996        (Cumulative)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
       Net borrowings from related party                                        -               -                22,608
       Proceeds from preferred stock and warrant
          issuance (net of offering costs)                                      -               -             6,431,079
       Proceeds from notes payable                                              -           562,500           2,195,000
       Principal payments on notes payable                                      -               -            (2,050,000)
       Proceeds from common stock to be issued                                  -               -             1,237,167
       Proceeds from issuing common stock                                       -               -             1,364,052
       Proceeds from warrant exercise                                           -               -               275,000
       Capital lease financing                                                (596)            (592)                507
       Advances on private common stock placement                               -               -               296,440

------------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                              (596)         561,908           9,771,853
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (1,086,626)        (114,518)          1,802,607

Cash and cash equivalents, beginning of period                           2,889,233          306,851                   0
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $       1,802,607 $        192,333 $         1,802,607
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended March 31,
                                                                                    1997           1996
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

Payments for:
     Interest                                                                       $    -         $    -
     Income taxes                                                                   $    -         $    -

Stock issued for:
     Research and development                                                      $52,266       $170,842
     Public relations and marketing services                                             -         32,752
     Legal, professional, and employee services                                     61,958         20,356
     Directors' fees                                                                 7,740         12,305
                                                                            ------------------------------
                                                                                  $121,964       $236,255
                                                                            ------------------------------

      Issuance of common stock dividends distributable, at par, to 6%
          cumulative convertible Series A preferred stockholders (Note 5)          $16,730         $    -


Non-cash investing activity:

Application of deposit to the purchase of property and equipment                    $    -        $36,000


Non-cash financing activity:

Short-term private placement notes in the amount of $625,000 were issued in January 1996, along with preferred stock stated at $234,375, which was added to the 1995 year end original issue discount.

During the second quarter of 1996, additional short-term notes in the amount of $350,000 were issued along with common stock warrants valued at $143,870, which was added to the 1995 year end original issue discount for a total of $762,620.

During the first quarters 1997 and 1996, deferred compensation expense of $30,345 and $0 was recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to certain employment agreements in January 1997, 275,000 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 was reclassified to common stock and additional paid-in capital (Note 5).

See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Statement of Information Furnished

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-KSB.

     The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any other period or for the full year.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Inventory

     The  inventory  balance  shown at March 31,  1997  consisted  of $30,763 of finished goods, net of reserve of $7,900, $17,746 of work in process and $174,101 of parts and materials. The inventory balance shown at December 31, 1996 consisted of $20,685 of finished goods, net of reserve of $7,900, $20,643 of work in process and $59,051 of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

3. Loss Per Common Share

     Loss per common share data is computed by dividing net loss (less any preferred stock dividends) by the weighted average number of common shares outstanding during each period. Warrants outstanding have not been considered in the average number of common shares since the effect would be anti-dilutive. Weighted average common shares outstanding includes the common stock to be issued.

4. Short-Term Notes Payable

     On January 24, 1996, the Company completed its 1995 private placement (the "1995 Private Placement") and issued additional short-term notes and an additional 93,750 shares of Series I convertible preferred stock. Of the additional $625,000 gross proceeds, $234,375 was allocated to the preferred stock and represented additional original issue discount on the notes. The Company utilized these proceeds for working capital.

     All notes sold in the 1995 Private Placement bore interest at 10% per annum and matured at the earlier of (i) the expiration of twelve months after their issuance, (ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement. The original issue discount was fully amortized and recorded as interest expense as of December 31, 1996. Subsequent to the public offering of 6% cumulative convertible Series A preferred stock and redeemable common stock purchase warrants in June 1996, the Company repaid these private placement notes in full.

     During the second quarter of 1996, the Company issued $350,000 in principal amount of 12% short-term notes payable to four individuals and two of the Company's directors to finance its operations until its public offering could be completed. Subsequent to the public offering in June 1996, the Company repaid these short-term notes in full. Total interest paid related to these notes amounted to $10,500, which was paid in the year ended December 31, 1996. In connection with the issuance of these short-term notes, the Company also issued 137,180 warrants to purchase 137,180 shares of common stock to the six individuals at exercise prices from $1.26 to $1.38, which vested immediately and expire three years from issuance. In connection with the issuance of these warrants the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996.

5. Stockholders' Equity

Preferred Stock

     In April 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of $.01 par value preferred stock. In December 1995, the Company further amended its Articles of Incorporation to authorize 187,500 of Series I convertible preferred stock in conjunction with its private placement of short-term notes payable (Note 4). As a result of this private placement offering, the Company issued 153,750 shares of Series I convertible preferred stock with an assigned value of $384,375. On January 19, 1996, the Company again amended its Articles of Incorporation to increase the authorized shares of Series I convertible preferred stock from 187,500 to 247,500. On January 24, 1996, the Company issued an additional 93,750 shares of Series I convertible preferred stock. These preferred shares were considered an original issue discount associated with the notes payable and were amortized over approximately the first five months of 1996.

     On June 24,  1996,  the Company  completed a public  offering of  1,500,000 shares of 6% cumulative convertible Series A preferred stock (the "Preferred Stock") and 1,500,000 redeemable common stock purchase warrants (the "Redeemable Warrants") resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four (4) shares of common stock at $1.25 per share and each Redeemable Warrant enables the holder to purchase two shares for a total of $3.75. As part of the terms of this offering, all of the holders of the Series I convertible preferred stock exchanged their shares of preferred stock for the Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock will by its terms automatically convert into four (4) shares of common stock on July 24, 1997, unless earlier converted by its holder. As of March 31, 1997 723,920 shares of the Preferred Stock had converted, resulting in an additional 2,895,680 shares of common stock.

     In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's partial exercise of its over-allotment option under the June 24, 1996 public offering. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded in the third quarter.

     During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 2,016,000 shares of common stock and during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 379,680 shares of common stock.

     As of March 31, 1997 723,920 shares of the Preferred Stock had converted, resulting in an additional 2,895,680 shares of common stock.

Common Stock

     In June 1996, the Company effected a one-for-two reverse split of its common stock. All share balances have been retroactively adjusted to reflect the reverse stock split.

     On September 9, 1996, the Company issued 71,658 shares of common stock as a dividend for the period through August 31, 1996 to Preferred Stockholders of record as of August 12, 1996. On November 11, 1996, the Company declared a second common stock dividend of 111,534 shares to Preferred Stockholders of record as of December 10, 1996. The shares were issued in January 1997 and, accordingly, were recorded as common stock dividend distributable and additional paid-in capital at December 31, 1996. The number of shares to be paid on the Preferred Stock as a dividend is calculated based on the 10 day moving average price of the common stock during the 30 days prior to the declaration date, subject to a maximum price of $3.00 and minimum price of $1.20 per share. Fractional shares are rounded up.

     During the year ended December 31, 1996, as a result of individuals exercising 162,500 private warrants, the Company issued 162,500 shares of common stock for $275,000.

     During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 2,016,000 shares of common stock and during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 379,680 shares of common stock.

     As of March 31, 1997 723,920 shares of the Preferred Stock had converted, resulting in an additional 2,895,680 shares of common stock.

     Pursuant to certain employment agreements in January 1997, 275,000 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 was reclassified to common stock and additional paid-in capital.

     In each of the four most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 750,000 shares of common stock under Form S-8 on January 10, 1997, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until January 10, 1999. During the quarters ended March 31, 1997 and 1996, 181,455 and 190,570 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, and legal, professional and employee services provided to the Company.

Warrants

     The Company has issued warrants in connection with various private placements, the secondary public offering in 1996, and certain other agreements with compensation to employees and consultants. The Company's private warrants allow the holder to purchase one share of the Company's common stock at various specified prices and the public warrants each allow the holder to purchase two shares at $1.875 per share.

6. New Accounting Standard

     On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).