Form 10QSB
period 1997-06-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1997-08-14
CIK 723906

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

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

     At July 31, 1997 there were 13,482,497 shares of the company's common stock issued and outstanding. The aggregate market value of such shares (based on the average of the closing bid and offered price of $0.27 of these shares as of July 31, 1997) held by non-affiliates, was approximately $3,484,000.

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

Consolidated Balance Sheets as of June 30, 1997 and December 31,1996..............................................F-1

Consolidated Statements of Operations for the Three Months and Six Months Ended
June 30, 1997 and June 30, 1996...................................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity
for the Three Months and Six Months Ended June 30, 1997...........................................................F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and June 30, 1996....................F-5

Notes to Consolidated Financial Statements........................................................................F-8

ITEM 2. Management's Discussion And Analysis And Plan Of Operation .................................................3


PART II OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................................... 9

Item 2. Changes in Securities...................................................................................... 9

Item 3. Defaults Upon Senior Securities............................................................................ 9

Item 4. Submission of Matters to a Vote of Security Holders........................................................ 9

Item 5. Other Information..........................................................................................10

Item 6. Exhibits and Reports on Form 8-K...........................................................................10

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
-----------------------------

     See attached consolidated financial statements and notes thereto for the period ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
------------------------------------------------------------------

     The following discussion of the financial condition of Medical Device Technologies, Inc. (the "Company"), results of operations and plan of operation should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 in this Form 10-QSB.

Forward-Looking Statements
--------------------------

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; the impact of competition on the Company's revenues; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies. These risks are discussed in the Company' Registration Statement on Form S-3/A (File No. 333-31767) filed with the Securities and Exchange Commission on August 6, 1997.

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

Description of Business
-----------------------

     Medical Device Technologies, Inc., was incorporated in Utah on February 6, 1980 and is headquartered in San Diego, California. Prior to 1992, the Company's business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical device company. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the Company's change of focus. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company.

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

     The Company's common stock, par value $ .15 per share (the "Common Stock") and redeemable common stock purchase warrants (the "Redeemable Warrants") are traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap Market under the symbols "MEDD" and "MEDDW", respectively. Each share of the Company's 6% Cumulative Convertible Series A Preferred Stock par value $.01 per share (the "Preferred Stock") issued and outstanding as of July 24, 1997, was converted automatically, by its terms, into four (4) shares of Common Stock.

     The Company has developed three innovative medical device products and has entered into an agreement (the "Boehringer Agreement") to purchase a fourth product line from Boehringer Mannheim Corporation ("Boehringer"), whereby the consummation of the Boehringer Agreement is subject to the Company obtaining the requisite financing. The first product, the Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS), is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The third product, the Intracranial Pressure Measuring System (ICP), is a diagnostic device that measures pressure within the skull non-invasively. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The fourth product, anticipated to be purchased from Boehringer, is a diagnostic device utilized in conjunction with a disposable test cartridge in physician's offices, clinics and hospitals to determine, in a short period of time, the manner in which a patient has metabolized certain drugs. Currently, the diagnostic device, known as the Biotrack, is cleared by the FDA to analyze Theophylline, a drug used to treat asthma, and Carbamezepine and Phenetoin, which are drugs used to treat seizures. Last year Boehringer achieved $3 million in sales of the Biotrack and associated disposables. The Company has received a guarantee from a division of Boehringer for $6 million of sales, in aggregate, over a five year period whereby the consummation of the Boehringer Agreement is subject to the Company obtaining the requisite financing.

Risks
-----

     As development of each of its medical devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can be expected to grow accordingly. The Company's sales, general and administrative costs include costs related to marketing, promotional and sales activities, in addition to office, administration and overhead expenses.

     The Company, which is still in the development stage with respect to its current medical device operations, has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 in this Form 10-QSB.

     Although the Company plans on achieving sales of the FAS device and the Biotrack product line, which is anticipated to be purchased from Boehringer, during the next twelve months, the revenue from such sales, by itself, will not be sufficient for the Company to maintain its current level of operations, including its current product development and research and development plans. Accordingly, the Company will be required to seek to obtain additional sources of financing, which cannot be assured. In the event the Company cannot obtain additional financing, the Company would have to substantially curtail product development as well as research and development plans due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current and new products and to obtain the financing necessary to fund its anticipated growth.

     The Company's risks are further discussed in the Company's Registration Statement on Form S-3/A (File No. 333-31767) filed with the Securities and Exchange Commission on August 6, 1997.

Results of Operations for the Three Months Ended June 30, 1997
--------------------------------------------------------------

Revenues
--------

     Revenues were $13,200 in the three months ended June 30, 1997; as compared to $12,300 during the same period in 1996. Revenues were obtained solely from sales of the FAS.

Gross Profit
------------

     Gross profit was ($16,181) in the three months ended June 30, 1997; as compared to a positive $3,646 during the same period in 1996 due to increased manufacturing overhead and allocated costs in the second quarter 1997 as compared to 1996.

Operating Expenses
------------------

Research and Development

     Research and development costs in the second quarter of 1997 were $176,021, representing a decrease of 3.6% as compared to the second quarter of 1996. This was principally due to reduction in FAS and ICP development costs in the second quarter of 1997, as compared to 1996 which more than offset the increased costs on the Cell Recovery System (CRS) in 1997.

 Sales, General and Administrative

     Sales, general and administrative costs were $879,132 in the second quarter of 1997 representing an increase of $228,547 or 35.1% as compared to 1996. This increase was principally the result of a $170,000 increased promotion expense for the FAS, an increase of royalty expenses with respect to the CRS and ICP and acquisition expenses associated with the anticipated purchase of the Biotrack product line in the second quarter of 1997 as compared to 1996.

Losses

     The Company's net loss for the second quarter of 1997 was $1,029,918 representing a $161,810 or 13.6% reduced loss as compared to the same period in 1996. This reduced loss was primarily attributable to $362,891 of interest expense incurred in the second quarter of 1996 on interim debt financing not fully offset in 1997 by negative sales gross margin and increased general and administrative costs.

     Loss per share after the payment of preferred dividends of $182,506 was $0.15 in the second quarter of 1997 as compared to a loss per share of $0.26 in 1996, when there were no payments of preferred dividends. This represents a 42.3% reduced loss per share as compared to 1996. This reduced loss per share was due to a reduced loss in the second quarter of 1997 as compared to 1996, as well as a 73% increase in the number of weighted average shares outstanding in the second quarter of 1997 as compared to 1996, due to the subsequent conversions into Common Stock of the Preferred stock issued in the Company's public offering in June 1996.

Results of Operations for the Six Months Ended June 30, 1997
------------------------------------------------------------

Revenues
--------

     Revenues were $58,700 in the first six months of 1997, representing approximately 4.8 times revenues in the first six months of 1996, principally due to increased sales of the FAS.

Gross Profit
------------

     Gross profit was ($9,901) in the first six months of 1997 as compared to $3,646 in 1996, due to due to increased manufacturing overhead and allocated costs in 1997 as compared to 1996.

Operating Expenses
------------------

Research and Development

     Research and development costs in the first six months of 1997 were $495,712 representing an increase of 39.2% as compared to the first six months of 1996, due to higher CRS and FAS development costs in the first six months of 1997 as compared to 1996.

Sales, General and Administrative

     Sales, general and administrative costs were $1,714,293 in the first six months of 1997, representing a decrease of 1.8% as compared to 1996. Higher stock compensation expense and the one time expense associated with the termination of the employment contract of a former executive officer in 1996 more than offset cost increases in 1997 due to marketing and promotion expense, increased royalty payments, increased payroll and benefits and stockholder expense.

Losses

     The Company's net loss for the first six months of 1997 was $2,149,362 representing a 27.8% reduced loss as compared to the same period in 1996. This reduced loss was primarily attributable to the absence in 1997 of a total of $879,224 of interest and amortization of discount expenses associated with short term notes repaid in June 1996, as well as lower sales, general and administrative expense that more than offset increased research and development expense, and lower gross profit in the first six months of 1997 as compared to 1996.

     Loss per share, after the payment of preferred dividends, was $0.30 in the first six months of 1997 as compared to a loss of $0.67 in 1996, when there were no payments of preferred dividends. This represents a 55.2% reduced loss per share as compared to 1996, which was due to a 27.8% reduced loss in the first half of 1997 as compared to 1996, as well as an increase of 76.8% in the number of weighted average shares outstanding in the first half of 1997 as compared to 1996, due to the subsequent conversions into common stock of the 6% cumulative convertible Series A preferred stock issued in the public offering in June 1996.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded the capital requirements for its current medical device operations from the private sales of debt and equity securities, the issuance of common stock in exchange for services and from the public offering of 6% cumulative convertible Series A preferred stock and redeemable purchase warrants in June 1996.

     The Company's cash and cash equivalents totalled $698,516 at June 30, 1997 compared to $2,889,233 at December 31, 1996. In the first six months of 1997, $2,110,390 of net cash was used for operating activities plus $79,224 for property and equipment. There were no financing activities in the first six months of 1997, other than a capital lease financing of $1,103. Net cash used in operating activities in the first six months of 1997 consisted principally of a net loss of $2,149,362, which was reduced by $443,956 from cash provided from common stock paid for services in lieu of cash, depreciation, amortization and non-cash compensation accrual and recognition; and increased $404,984 by other net assets (excluding cash).

     The Company's current assets at June 30, 1997 were $1,256,887 compared to $3,132,484 at December 31, 1996 primarily due to losses during the period. Current liabilities were $462,918 as compared to $479,885 at December 31, 1996. As a result of the foregoing, working capital decreased to $793,969 from $2,652,599 at year end 1996.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

     The Company anticipates emerging in 1997 from a development stage to an operating company upon achieving revenues from the Biotrack product line, which the Company intends to acquire from Boehringer and from the FAS, which the Company is currently marketing in the US and anticipates marketing in Europe through a marketing arrangement currently being negotiated with a Swiss medical products company.

The Company's Capital Requirements
----------------------------------

     The Company currently needs to raise additional funds to complete the acquisition of and provide working capital for the Biotrack product line and to continue the Company's existing operations including marketing the FAS; completing comparative clinical trials for the CRS; continued development, FDA filings and clinical testing of the ICP; and sales, general and administrative expenses. These working capital requirements are expected to be partially supplemented by certain minimum anticipated sales from the Biotrack product line, the FAS and the CRS in 1997 and 1998. The Company is currently in the process of seeking funds from various potential debt and equity financing sources to purchase the Biotrack product line and for working capital purposes, but has not yet obtained any commitments. There can be no assurance that the Company will be able to obtain such required funds, or that such funds will be sufficient in the event such funds are obtained.

     Subsequent to 1997, the Company plans to finance its operations and capital requirements with the profits and funds generated from the sales of its products, as well as through new private financing and public offerings of debt and equity securities.

     The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to identify, develop and profitably market additional products, as well as to obtain the financing necessary to fund this anticipated growth.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
--------------------------

     Refer to the Company's Form 10-KSB for the period ended December 31, 1996.

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

Item 2.  CHANGES IN SECURITIES
------------------------------
         Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The annual meeting of shareholders was held on May 23, 1997 and was adjourned until June 19, 1997. The following are votes received which resulted in the passing of all proposals:

1.    Election of four Directors:              For           Withheld

      Don L. Arnwine                        10,615,881        77,635
      Scott A. Weisman                      10,615,881        77,635
      Arthur E. Bradley                     10,615,881        77,635
      Thomas E. Glasgow                     10,615,881        77,635

     The other two directors  currently in office and not up for  reelection are
     M. Lee  Hulsebus  and  William A.  Clarke.

2. Proposal to ratify the Board of Directors' appointment of BDO Seidman, LLP to serve as the Company's independent certified public accountants for the coming year.

                    For            Against        Abstain
                 10,664,394         14,433         14,689

3. Approval of the merger of the Company with and into Medical Device Technologies, Inc. (Delaware), a Delaware Corporation.

                    For            Against        Abstain
                  6,698,052         61,094         58,789

4. Approval of the adoption of a stock option plan providing for the issuance of up to 1,500,000 shares of Common Stock to officers, directors, employees and consultants to the Company.

                    For            Against        Abstain
                  4,981,678       1,707,977        128,280

Item 5.  OTHER INFORMATION
--------------------------
         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     a)   Exhibits

     2.0 Asset Purchase Agreement associated with a purchase of the Biotrack product line from Boehringer Mannheim Corporation (1)

     3.1 Articles of Incorporation of Gold Probe, Inc. a Utah corporation, filed February 6, 1980 (3)

     3.2 Certificate of Amendment to the Articles of Incorporation of Gold Probe, Inc. filed January 27, 1982 (3)

     3.3 Certificate of Amendment to the Articles of Incorporation of Hailey Energy Corporation filed October 26, 1986 (3)

     3.4 Certificate of Amendment to the Articles of Incorporation of Hailey Energy Corporation filed November 2, 1990 (3)

     3.5 Certificate of Amendment to the Articles of Incorporation of Hailey Energy Corporation filed November 17, 1992 (3)

     3.6 Certificate of Amendment to the Articles of Incorporation of Cytoprobe Corporation filed May 18, 1995 (3)

     3.7 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed December 14, 1995 (4)

     3.8 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed January 17, 1996 (5)

     3.9 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed January 19, 1996 (3)

     3.10 By-Laws of Medical Device Technologies, Inc. (3)

-----------------------------------------

     4.1 Form of Representative's Warrant Agreement, including form of Specimen Certificate for Representative's Warrant. (2)

     4.2 Form of Warrant Agreement dated October 31, 1994 by and between the Company and the holders of the 1994 Unit Warrants for the purchase of 259,375 shares. (3)

     4.3  Form of Warrant Agreement with Rator of North America. (3)

     27   Financial Data Schedule

     ----------------------------

     (1)  Previously filed as an exhibit to Form 8-K, dated June 24, 1997.

     (2) Previously filed as an exhibit to Registration Statement on Form S-1, dated June 24, 1996, registration no. 333-02727.

     (3) Previously filed as an exhibit to Registration Form S-3, dated May 15, 1996, Registration no. 333-1150.

     (4) Incorporated by reference from the Company's Form 8-K Report dated January 15, 1996.

     (5) Incorporated by reference from the Company's Form 8-K Report dated January 31, 1996

     b)   Reports on Form 8-K

          Form 8-K Report dated June 24, 1997.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL DEVICE TECHNOLOGIES, INC.


Date:  August 14, 1997



By: /s/ Edward C. Hall
-------------------------------
Edward C. Hall
Chief Financial Officer and
Principal Accounting Officer

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                          June 30,               December 31,
                                                             1997                       1996
                                                       (unaudited)
                                                --------------------        -----------------

ASSETS

Current assets
   Cash and cash equivalents                           $     698,516            $   2,889,233
   Accounts receivable                                        63,738                    8,563
   Inventory (Note 2)                                        253,355                  100,379
   Prepaid royalties                                          50,000                        -
   Prepaid expenses and other assets                         191,278                  134,309
----------------------------------------------------------------------------------------------

Total current assets                                       1,256,887                3,132,484
----------------------------------------------------------------------------------------------

Property and equipment:
   Furniture and fixtures                                    105,188                  101,854
   Machinery and equipment                                   265,818                  190,179
   Equipment under capital lease                               5,349                    5,349
----------------------------------------------------------------------------------------------
                                                             376,355                  297,382

   Less accumulated depreciation                            (105,865)                 (76,046)
----------------------------------------------------------------------------------------------

Net property and equipment                                   270,490                  221,336
----------------------------------------------------------------------------------------------

License agreements
  (net of accumulated amortization
   of $1,051,720 and $903,149)                             1,715,597                1,864,168


Other assets                                                  15,003                   15,003
-----------------------------------------------------------------------------------------------

                                               $            3,257,977    $           5,232,991
-----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.



                        MEDICAL DEVICE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        December 31,
                                                                          1997                1996
                                                                    (unaudited)
                                                               ----------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                 $     177,588    $     185,046
   Accrued expenses                                                       137,330          145,736
   Current obligation under termination agreement                         148,000          148,000
   Current obligation under capital lease                                       -            1,103
---------------------------------------------------------------------------------------------------

Total current liabilities                                                 462,918          479,885

Other Liabilities
   Termination agreement obligation                                        24,667           98,667
---------------------------------------------------------------------------------------------------

Total other liabilities                                                    24,667           98,667


Stockholders' equity (Note 5)

   Series I convertible preferred stock (247,500 shares
     authorized, 0 issued and outstanding)                                      -                -
   6% cumulative convertible Series A preferred stock,
     $.01 par value (1,972,500 shares authorized, 1,216,653
     and 1,343,500 shares issued and outstanding)                          12,167           13,435
   Preferred stock, $.01 par value (10,000,000 shares authorized,
     0 shares issued and outstanding)                                           -                -
   Common stock, $.15 par value (100,000,000 shares
     authorized, 8,175,927 and 6,897,963 issued and outstanding)        1,226,389        1,034,694
   Stock dividend distributable at $.15 par
     value (152,088 and 111,534 shares)                                    22,813           16,730
   Common Stock to be issued (25,000 shares)                               23,440           23,440
   Additional paid-in capital                                          21,107,241       20,650,306
   Deferred stock compensation                                             41,876          247,500
   Accumulated deficit ($15,539,734 and $13,390,372 accumulated       (19,663,534)     (17,331,666)
     losses during the development stage through June 30, 1997
     and December 31, 1996)
---------------------------------------------------------------------------------------------------

Total stockholders' equity                                              2,770,392        4,654,439
---------------------------------------------------------------------------------------------------

                                                                    $   3,257,977    $   5,232,991
---------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                   June 1,1992 to
                                                     Three Months Ended June 30,     Six Months Ended June 30,       June 30,1997
                                                        1997            1996           1997            1996          (Cumulative)
----------------------------------------------------------------------------------------------------------------------------------

SALES                                                $    13,200   $      12,300    $    58,700   $      12,300    $       84,893
COST OF SALES                                             29,381           8,654         68,601           8,654            84,094
----------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS):                                     (16,181)          3,646         (9,901)          3,646               799

OPERATING EXPENSES:
  Research and development                               176,021   $     182,688        495,712   $     356,133         3,445,987
  Sales, general and administrative                      879,132         650,585      1,714,293       1,746,091        10,255,580
----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                       (1,071,334)       (829,627)    (2,219,906)     (2,098,578)      (13,700,768)

OTHER INCOME (EXPENSE):
  Other income                                            25,000                         25,000                            25,000
  Interest income                                         16,416             790         45,544             790           143,984
  Interest expense                                                      (362,891)                      (879,224)       (1,030,890)
  Loss on sale of marketable securities                                                                                   (20,790)
  Net unrealized loss on marketable securities                                                                            (64,500)
----------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND DISPOSAL OF OIL AND GAS OPERATIONS              (1,029,918)     (1,191,728)    (2,149,362)     (2,977,012)      (14,647,964)

DISCONTINUED OPERATIONS                                                                                                  (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                                                                             (371,374)
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                           $  (1,029,918)  $  (1,191,728)    (2,149,362)  $  (2,977,012)   $  (15,539,734)
----------------------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE:

LESS: CUMULATIVE PREFERRED STOCK DIVIDENDS (Note 5)      182,506               -        182,506               -
----------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCK                 (1,212,424)  $  (1,191,728)    (2,331,868)  $  (2,977,012)
----------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                              $    (0.15) $      (0.26)    $    (0.30)   $       (0.67)
----------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING          7,899,024       4,555,098      7,823,152       4,425,401
----------------------------------------------------------------------------------------------------------------

            See accompanying notes consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (unaudited)

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
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
 research and development,
 compensation, and other
 services (Note 5)                   -      -       177,587     26,638      74,837       -          -                 -     101,475

Common stock issued for
 conversion of 6% cumulative
 convertible Series A
 preferred stock (Note 5)     (31,927)     (319)    127,708     19,156     (18,837)      -          -                 -          -

Common stock dividend
 distributable to
 6% cumulative convertible
 Series A preferred
 stockholders (Note 5)               -      -           -          -       159,693   22,813         -           (182,506)        -

Accrued stock issuance
 (Note 5)                            -      -           -          -           -         -        11,531              -      11,531

Net loss for the three months
 ended March 31, 1997                -      -           -          -           -         -          -         (1,029,918)(1,029,918)
------------------------------------------------------------------------------------------------------------------------------------
Balances,  June 30, 1997     1,216,653 $12,167    8,175,927 $1,226,389  $21,107,241 $46,253       $41,876   $(19,663,534)$2,770,392
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



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                        June 1, 1992 to
Increase (Decrease) in Cash and Cash Equivalents                   Six Months Ended June 30,            June 30, 1997
                                                                 -------------------------------
                                                                         1997              1996         (Cumulative)
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                            $  (2,149,362)    $ (2,977,012)      $ (15,539,734)
 Adjustments to reconcile net loss
   to net cash provided by (used in) operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                               -                -            (100,599)
     Stock paid for services                                               223,439          436,913           4,351,475
     Compensation recognized relating to
       accrued employee stock grants and warrants                           41,876          187,400             442,376
     Bad debt expense                                                            -                -             394,720
     Depreciation and amortization                                         178,419          145,121           1,781,977
     Amortization of loan origination fees and
       original issue discount                                                   -          798,750             942,620
     Loss on disposal of fixed assets                                          222            7,373             110,190
     Reversal of litigation outstanding at end of prior year                     -                -            (286,996)
     Loss on sale of marketable securities                                       -                -              48,290
     Net unrealized loss on marketable securities                                -                -              37,000
     Loss on disposal of oil and gas operations                                  -                -             368,894
     Increase (decrease) from changes in:
       Accounts receivable                                                 (55,175)               -             (61,223)
       Interest receivable                                                       -                -               8,053
       Amounts due from related party                                            -                -               1,682
       Inventory                                                          (152,976)         (40,499)           (253,355)
       Prepaid royalties                                                   (50,000)         (10,000)           (160,000)
       Prepaid expenses and other assets                                   (56,969)         (17,500)           (367,620)
       Other assets                                                              -           (8,330)            (51,003)
       Accounts payable                                                     (7,458)         149,005              90,506
       Termination agreement liability                                     (74,000)         313,052             172,667
       Accrued expenses and taxes                                           (8,406)         (16,723)            140,230
------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                   (2,110,390)      (1,032,450)         (7,929,850)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Patent and marketing licensing costs                                      -         (100,000)           (906,298)
       Purchase of property and equipment                                  (79,224)        (133,998)           (361,870)
       Other (proceeds from sale of marketable
         securities and loan repayments)                                         -                -             175,188
------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                      (79,224)        (233,998)         (1,092,980)
------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



Increase (Decrease) in Cash and Cash Equivalents                       Six Months Ended June 30,       June 1, 1992 to
                                                                       -------------------------         June 30, 1997
                                                                            1997            1996          (Cumulative)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
       Net borrowings from related party                                        -               -                22,608
       Proceeds from preferred stock and warrant
          issuance (net of offering costs)                                      -         6,072,841           6,431,079
       Proceeds from notes payable                                              -           912,500           2,195,000
       Principal payments on notes payable                                      -        (2,000,000)         (2,050,000)
       Proceeds from common stock to be issued                                  -           207,500           1,237,167
       Proceeds from issuing common stock                                       -               -             1,364,052
       Proceeds from warrant exercise                                           -            67,500             275,000
       Capital lease financing                                              (1,103)          (1,187)                -
       Advances on private common stock placement                               -               -               296,440

------------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                            (1,103)       5,259,154           9,771,346
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (2,190,717)       3,992,706             748,516

Cash and cash equivalents, beginning of period                           2,889,233          306,851                   -
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $         698,516 $      4,299,557 $           748,516
------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Six Months Ended June 30,
                                                                                    1997           1996
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

Payments for:
     Interest                                                                     $      -      $  90,646
     Income taxes                                                                 $    800      $   1,600

Stock issued for:
     Research and development                                                     $100,074      $ 286,312
     Public relations and marketing services                                        22,651         65,002
     Legal, professional, and employee services                                     76,568         60,170
     Directors' fees                                                                24,146         25,429
                                                                            ------------------------------
                                                                                  $223,439       $436,913
                                                                            ------------------------------

      Common stock dividends distributable, to 6% cumulative
          convertible Series A preferred stockholders (Note 5)                    $182,506       $    -


Non-cash investing activity:

Application of deposit to the purchase of property and equipment                  $    -         $ 36,000

Reclassification of inventory to property and equipment                           $    -         $ 36,313


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

     During the first six months of 1997 and 1996, deferred compensation expense of $41,876 and $0 was recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant. During the year 1996, there was no deferred compensation expense recorded.

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

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Statement of Information Furnished

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 1997, and the results of operations and cash flows for the three month and six month periods ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-KSB.

     The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

2. Inventory

     The inventory balance shown at June 30, 1997 consisted of $86,480 of finished goods, net of reserve of $9,649, $18,135 of work in process and $148,740 of parts and materials. The inventory balance shown at December 31, 1996 consisted of $20,685 of finished goods, net of reserve of $7,900, $20,643 of work in process and $59,051 of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

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

     On June 24,  1996,  the Company  completed a public  offering of  1,500,000 shares of 6% cumulative convertible Series A preferred stock (the "Preferred Stock") and 1,500,000 redeemable common stock purchase warrants (the "Redeemable Warrants") resulting in gross proceeds of $7.65 million. The Company received a net of approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock was convertible into four (4) shares of common stock at $1.25 per share and each Redeemable Warrant enables the holder to purchase two shares for a total of $3.75. As part of the terms of this offering, all of the holders of the Series I convertible preferred stock exchanged their shares of preferred stock for the Preferred Stock on a one for one basis at no cost. The holders of the Series I convertible preferred stock agreed to hold their the Preferred Stock for thirteen (13) months until July 24, 1997.

     In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's partial exercise of its over-allotment option under the June 24, 1996 public offering. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded in the third quarter.

     During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 2,016,000 shares of common stock, during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 379,680 shares of common stock, and during the second quarter of 1997, 31,927 shares of Preferred Stock were converted into 127,708 shares of common stock. Therefore, as of June 30, 1997 630,847 shares of the Preferred Stock had converted, resulting in an additional 2,523,388 shares of common stock.

     On July 24, 1997, all of the then outstanding shares of Preferred Stock by their terms automatically converted into four (4) shares of common stock. This resulted in a total of 13,482,497 shares of common stock outstanding at July 31, 1997.

Common Stock

     In June 1996, the Company effected a one-for-two reverse split of its common stock. All share balances have been retroactively adjusted to reflect the reverse stock split.

     On September 9, 1996, the company issued 71,658 shares of common stock as a dividend for the period through August 31, 1996 for the Preferred Stockholders of record as of August 12, 1996.

     On November 11, 1996, the Company declared a common stock dividend of 111,534 shares to Preferred Stockholders of record as of December 10, 1996. On June 12, 1997 the Company declared a common stock dividend of 152,088 shares to Preferred Stockholders of record as of June 27, 1997 and on July 24, 1997 declared a common stock dividend of .0164 shares for each share of preferred stock to Preferred Stockholders of record as of July 24, 1997. The shares for the November 1996 dividend and for the June 1997 dividend were issued in January 1997 and July 1997, respectively and, accordingly, were recorded as common stock dividend distributable and additional paid-in capital at December 31, 1996 and at June 30, 1997, respectively. The number of shares to be paid on the Preferred Stock as a dividend is calculated based on the 10 day moving average price of the common stock during the 30 days prior to the declaration date, subject to a maximum price of $3.00 and minimum price of $1.20 per share. Fractional shares are rounded up.

     During the year ended December 31, 1996, as a result of individuals exercising 162,500 private warrants, the Company issued 162,500 shares of common stock for $275,000. No warrants were exercised to date in 1997.

     During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 2,016,000 shares of common stock, during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 379,680 shares of common stock, during the second quarter of 1997, 31,927 shares of Preferred Stock were converted into 127,708 shares of common stock. Therefore, as of June 30, 1997, 630,847 shares of the Preferred Stock had converted, resulting in an additional 2,523,388 shares of common stock.

     On July 24, 1997, all of the then outstanding shares of Preferred Stock by their terms automatically converted into four (4) shares of common stock. This resulted in a total of 13,482,497 shares of common stock outstanding at July 31, 1997.

     Pursuant to certain employment agreements in January 1997, 275,000 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 was reclassified to common stock and additional paid-in capital.

     In each of the four most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 1,500,000 shares of common stock under Form S-8 on August 6, 1997, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until January 10, 1999. During the six months ended June 30, 1997 and 1996, 359,042 and 311,320 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, and legal, professional and employee services provided to the Company.

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

6. New Accounting Standards

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

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financials statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, or its Results of Operations.