Form 10QSB
period 1997-09-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1997-11-14
CIK 723906

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997.

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

     At October 31, 1997 there were 14,490,760 shares of the company's common stock issued and outstanding. The aggregate market value of such shares (based on the average of the closing bid and offered price of $0.08 of these shares as of November 12, 1997) held by non-affiliates, was approximately $1,117,000 .

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.....................F-1

Consolidated Statements of Operations for the Three Months and Nine Months Ended
September 30, 1997 and September 30, 1996......................................................F-3

Consolidated Statements of Changes in Stockholders' Equity
for the Three Months and Nine Months Ended September 30, 1997..................................F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997
and September 30, 1996.........................................................................F-6

Notes to Consolidated Financial Statements.....................................................F-9

ITEM 2. Management's Discussion And Analysis And Plan Of Operation ..............................3


PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................................... 9

Item 2. Changes in Securities................................................................... 9

Item 3. Defaults Upon Senior Securities......................................................... 9

Item 4. Submission of Matters to a Vote of Security Holders..................................... 9

Item 5. Other Information.......................................................................10

Item 6. Exhibits and Reports on Form 8-K........................................................10

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
-----------------------------

     See attached consolidated financial statements and notes thereto for the period ended September 30, 1997.

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

     The Company's common stock, par value $ .15 per share (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap Market under the symbol "MEDD". The Company's redeemable common stock purchase warrants (the "Redeemable Warrants") are no longer traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap Market as of October 29, 1997. On July 24, 1997, each remaining issued and outstanding share of the Company's 6% Cumulative Convertible Series A Preferred Stock par value $.01 per share (the "Preferred Stock") converted automatically, by its terms, into four (4) shares of Common Stock. As a result, the Preferred Stock is no longer traded on Nasdaq.

     The Company has developed three innovative medical device products. The first product, the Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS), is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The third product, the Intracranial Pressure Measuring System (ICP), is a diagnostic device that measures pressure within the skull non-invasively. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The FAS is currently being marketed to physicians, distributors, and hospitals both in the US and overseas. The CRS is currently in clinical trials at certain hospitals to determine the comparability of the results of brushing the walls of the bladder with the CRS as compared to simultaneous results achieved from biopsy in the detection of bladder cancer.

     During the second quarter of 1997 the Company entered into an agreement with Boehringer Mannheim Corporation ("Boehringer") regarding the purchase of the Biotrack product line from Boehringer. The Company has terminated this purchase agreement with Boehringer and does not intend to pursue discussions further.

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

     Although the Company plans on achieving sales during the next twelve months from the FAS device and possibly from the CRS and other products it may develop or acquire, the revenue from such sales, by itself, is not expected to be sufficient for the Company to maintain its viability and current level of operations, including its current product development and research and development plans. Accordingly, the Company has been and will be required to obtain additional sources of financing, strategic partnerships or mergers with other companies which may provide the necessary financing, which cannot be assured. In the event the Company cannot obtain additional financing, or combine with other entities which can provide the necessary financial resources for the Company to continue its planned operations, the Company would have to substantially curtail product development as well as research and development plans due to lack of funds. The long-term viability of the Company is dependent on its ability to obtain the financing necessary to fund its operations and anticipated growth and to profitably develop and market its current and new products.

     The Company's risks are further discussed in the Company's Registration Statement on Form S-3/A (File No. 333-31767) filed with the Securities and Exchange Commission on August 6, 1997.

Results of Operations for the Three Months Ended September 30, 1997
-------------------------------------------------------------------

Revenues
--------

     Revenues were a net negative $1,950 in the three months ended September 30, 1997 due to returns of $6,000 offsetting sales of $4,050 as compared to sales of $13,142 during the same period in 1996. Revenues and returns were solely obtained from and due to the FAS. In several cases the Company has replaced returned FAS products with improved FAS devices. The Company anticipates that future returns could diminish after the improved FAS product features have been integrated into the Company's existing customer base and with its potential new customers.

Gross Profit
------------

     Gross profit was negative $24,586 in the three months ended September 30, 1997 as compared to a positive $8,708 during the same period in 1996 due to returns, increased manufacturing overhead and allocated costs in the third quarter 1997 as compared to 1996.

Operating Expenses
------------------

Research and Development

     Research and development costs in the third quarter of 1997 were $130,635, representing a decrease of 63.5% as compared to the third quarter of 1996. This was principally due to reduction in FAS and ICP development costs and medical advisory fees in the third quarter of 1997, as compared to 1996, which more than offset the slightly increased costs on the Cell Recovery System (CRS) in 1997 as compared to 1996.

Sales, General and Administrative

     Sales, general and administrative costs were $897,827 in the third quarter of 1997 representing an increase of $494,538 or 122.6% as compared to 1996. This increase was principally the result of higher stockholder, employee benefits and royalty expenses plus $315,511 costs in this period associated with the proposed purchase of the Biotrack product line.

Losses

     The Company's net loss for the third quarter of 1997 was $1,047,892 representing a $341,199 or 48.3% increased loss as compared to the same period in 1996. This increased loss was primarily attributable to expenses associated with anticipating the purchase of the Biotrack product line, in addition to a reduction of FAS gross margin in 1997 as compared to the third quarter of 1996. Loss per share after the payment of preferred dividends of $23,956 was $0.09 in the third quarter of 1997 as compared to a loss per share of $0.17 in 1996, when there was payment of $100,751 of preferred dividends. This represents a 23.5% reduced loss per share as compared to 1996. This reduced loss per share was due to the increased loss in the third quarter of 1997 as compared to 1996 being more than offset by a 73.5% increase in the weighted average number of shares outstanding in the second quarter of 1997 as compared to the same period in 1996. This increased number of shares was due to the subsequent conversions into Common Stock of the Preferred Stock issued in the Company's public offering in June 1996.

Results of Operations for the Nine Months Ended September 30, 1997
------------------------------------------------------------------

Revenues
--------

     Revenues  were $56,750 in the first nine months of 1997,  or  approximately
2.2 times the revenues during the first nine months of 1996, due to increased sales of the FAS during this period.

Gross Profit
------------

     Gross profit was negative $34,486 in the first nine months of 1997 as compared to $12,354 in 1996, due to returns, increased manufacturing overhead and allocated costs in 1997 as compared to the first nine months of 1996.

Operating Expenses
------------------

Research and Development

     Research and development costs in the first nine months of 1997 were $626,348 representing a decrease of 1% as compared to the first nine months of 1996. A decrease in medical advisor fees and ICP and FAS development costs were offset by an increase in CRS development cost in the first nine months of 1997 as compared to the same period in 1996.

Sales, General and Administrative

     Sales, general and administrative costs were $2,612,120 in the first nine months of 1997, or $371,130 higher representing an increase of 16.6 % as compared to 1996, principally due to substantially higher advertising and promotion for the FAS in 1997 as compared to 1996 and expenses incurred in 1997 associated with the proposed purchase of the Biotrack product line.

Losses

     The Company's net loss for the first nine months of 1997 was $3,197,254, representing a $486,451 or 13.2% reduced loss as compared to the same period in 1996. This reduced loss was primarily attributable to the absence in 1997 of a total of $879,224 of interest and amortization of discount expenses associated with short term notes repaid in June 1996, which was only partially offset by the lower gross margin and higher sales, general and administrative expenses in 1997 as compared to the same period in 1996.

     Loss per share, after the payment of preferred dividends, was $0.37 in the first nine months of 1997 as compared to a loss of $0.83 in the comparable period of 1996. This represents a 55.4% reduced loss per share as compared to 1996, which was due to a reduced loss in the first nine months of 1997 as compared to 1996, as well as an increase of 104.7% in the weighted average number of shares outstanding in the first half of 1997 as compared to 1996. This increased number of shares was due to the subsequent conversions into Common Stock of the Preferred stock issued in the Company's public offering in June 1996.

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

     The Company's cash and cash equivalents totalled $177,238 at September 30, 1997 compared to $2,889,233 at December 31, 1996. In the first nine months of 1997, $2,701,975 of net cash was used for operating activities plus a net of $8,917 for purchased property and equipment after a sale and leaseback of equipment resulting in net proceeds to the Company of $77,225. There were no financing activities in the first nine months of 1997, other than a repayment of a capital lease financing of $1,103. Net cash used in operating activities in the first nine months of 1997 consisted principally of a net loss of $3,197,254, which was reduced by $684,266 from cash provided from common stock paid for services in lieu of cash, depreciation, amortization and non-cash compensation accrual and recognition; and increased $188,987 by other net assets (excluding cash).

     The Company's current assets at September 30, 1997 were $601,284 compared to $3,132,484 at December 31, 1996 primarily due to losses during the interim period. Current liabilities were $574,802 as compared to $479,885 at December 31, 1996. As a result of the foregoing, net working capital decreased to $26,482 from $2,652,599 at year end 1996.

PLAN OF OPERATION

The Company's Capital Requirements
----------------------------------

     The Company currently needs to raise additional funds to continue its existing operations including marketing the FAS; completing comparative clinical trials for the CRS; continued development, FDA filings and clinical testing of the ICP, and sales, general and administrative expenses. These working capital requirements are expected to be partially supplemented by sales from the FAS in 1997 and the FAS and the CRS in 1998 and issuances of S-8 stock for payment of professional and supplier services. The Company is currently in the process of seeking equity capital from and/or in partnership with various potential private individual and corporate sources but has obtained minimal private and no corporate commitments. There can be no assurance that the Company will be able to obtain funds required to continue or that such funds will be sufficient in the event such funds are obtained.

     The long-term viability of the Company is dependent on its ability to to obtain the financing necessary to continue its operations, profitably develop and market its current products and to identify, develop and profitably market additional products.

New Accounting Standards
------------------------

     On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computations.

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

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

     Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not Applicable.

Item 5.  OTHER INFORMATION
--------------------------

     During the second quarter of 1997 the Company entered into an agreement with Boehringer Mannheim Corporation ("Boehringer") regarding the purchase of the Biotrack product line from Boehringer. The Company has terminated this purchase agreement with Boehringer and does not intend to pursue discussions further.

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

3.7 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed December 14, 1995 (4)

3.8 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed January 17, 1996 (5)

3.9 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed January 19, 1996 (3)

3.10 By-Laws of Medical Device Technologies, Inc. (3)

-----------------------------------------------------

4.1 Form of Representative's Warrant Agreement, including form of Specimen Certificate for Representative's Warrant. (2

27   Financial Data Schedule


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

     None

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL DEVICE TECHNOLOGIES, INC.

Date:  November 14, 1997

By: /s/ Edward C. Hall
-----------------------------
Edward C. Hall
Chief Financial Officer and
Principal Accounting Officer

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                        1997         December 31,
                                                                     (unaudited)         1996
                                                                 ---------------     ------------

ASSETS

Current Assets
   Cash and cash equivalents                                         $   177,238    $  2,889,233
   Accounts receivable                                                    56,730           8,563
   Inventory (Note 2)                                                    263,988         100,379
   Prepaid royalties                                                      25,000               -
   Prepaid expenses and other assets                                      78,328         134,309
-------------------------------------------------------------------------------------------------

Total current assets                                                     601,284       3,132,484
-------------------------------------------------------------------------------------------------

Property and equipment:
   Furniture and fixtures                                                105,188         101,854
   Machinery and equipment                                               199,374         190,179
   Equipment under capital lease                                           5,349           5,349
-------------------------------------------------------------------------------------------------
                                                                         309,911         297,382

   Less accumulated depreciation                                        (121,410)        (76,046)
-------------------------------------------------------------------------------------------------

Net property and equipment                                               188,501         221,336
-------------------------------------------------------------------------------------------------

License agreements
       (net of accumulated amortization of $1,126,005 and $903,149)    1,641,311       1,864,168


Other assets                                                              17,870          15,003
-------------------------------------------------------------------------------------------------

                                                                     $ 2,448,966    $  5,232,991
-------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,
                                                                          1997         December 31,
                                                                       (unaudited)         1996
                                                                  -----------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                               $     309,919    $       185,046
   Accrued expenses                                                     116,883            145,736
   Current obligation under termination agreement                       148,000            148,000
   Current obligation under capital lease                                     -              1,103
---------------------------------------------------------------------------------------------------

Total current liabilities                                               574,802            479,885

Termination agreement obligation                                              -             98,667
---------------------------------------------------------------------------------------------------

Total liabilities                                                       574,802            578,552


Stockholders' Equity (Note 5)

   Series I convertible preferred stock (247,500 shares
     authorized, 0 shares issued and outstanding)                             -                  -
   6% cumulative convertible Series A preferred stock,
      $.01 par value (1,872,500 shares authorized, 0
       and 1,343,500 shares issued and outstanding)                           -             13,435
   Preferred stock, $.01 par value (10,000,000 shares authorized,
     0 shares issued and outstanding)                                         -                  -
   Common stock, $.15 par value (100,000,000 shares
     authorized, 13,856,155 and 6,897,963 outstanding)                2,078,423          1,034,694
   Stock dividend distributable, $.15 par value (0 and 111,534 shares)        -             16,730
   Common stock to be issued (25,000 shares)                             23,440             23,440
   Additional paid-in capital                                        20,488,071         20,650,306
   Deferred stock compensation                                           19,612            247,500
   Accumulated deficit ($16,587,626 and $13,390,372 accumulated     (20,735,382)       (17,331,666)
      lossess during the development stage through September 30,
     1997 and December 31, 1996)
---------------------------------------------------------------------------------------------------

Total stockholders' equity                                            1,874,164          4,654,439
---------------------------------------------------------------------------------------------------

                                                                  $   2,448,966      $   5,232,991
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                  June 1,1992 to
                                                Three Months Ended September 30  Nine Months Ended September 30,  September 30,1997
                                                -------------------------------  -------------------------------  -----------------
                                                        1997            1996           1997            1996          (Cumulative)
-----------------------------------------------------------------------------------------------------------------------------------

NET SALES                                         $     (1,950)  $      13,142  $      56,750         25,442     $      82,943
COST OF SALES                                           22,636           4,434         91,236         13,088           106,729
-------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                           (24,586)          8,708        (34,486)        12,354           (23,786)

OPERATING EXPENSES:
  Research and development                             130,635         357,648        626,348   $    622,171         3,576,623
  Sales, general and administrative                    897,827         403,289      2,612,120      2,240,990        11,153,407
-------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                     (1,053,048)       (752,229)    (3,272,954)    (2,850,807)      (14,753,816)

OTHER INCOME (EXPENSE):
  Other income                                               -               -         25,000              -            25,000
  Interest income                                        5,156          46,449         50,700         47,239           149,140
  Interest expense                                           -            (913)             -       (880,137)       (1,030,890)
  Loss on sale of marketable securities                      -               -              -              -           (20,790)
  Net unrealized loss on marketable securities               -               -              -              -           (64,500)
-------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND DISPOSAL OF OIL AND GAS OPERATIONS            (1,047,892)       (706,693)    (3,197,254)    (3,683,705)      (15,695,856)

DISCONTINUED OPERATIONS                                      -               -              -              -          (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                 -               -              -              -          (371,374)
-------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                           $(1,047,892)  $    (706,693) $  (3,197,254)  $ (3,683,705)    $ (16,587,626)
-------------------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE:

LESS: CUMULATIVE PREFERRED STOCK DIVIDENDS (Note 5)     23,956         100,751        206,462        100,751
-------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCK              $(1,071,848)  $    (807,444) $  (3,403,716)  $ (3,784,456)
-------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                          $   (0.09)    $       (0.17) $      (0.37)   $   (0.83)
-------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING       12,193,928       4,774,252      9,282,797      4,534,141
-----------------------------------------------------------------------------------------------------------------

            See accompanying notes consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (unaudited)

                                                                                   Common
                                Preferred Stock        Common Stock    Additional   Stock
                               -----------------      ---------------   Paid-In     To Be     Deferred      Accumulated
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
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
 research and development,
 compensation, and other
 services (Note 5)                   -      -       177,587     26,638      74,837       -          -                 -     101,475

Common stock issued for
 conversion of 6% cumulative
 convertible Series A
 preferred stock (Note 5)     (31,927)     (319)    127,708     19,156     (18,837)      -          -                 -          -

Issuance of the June 30,1997
 common stock dividend
 distributable as of the July
 common stock dividend to 6%
 cumulative convertible
 Series A preferred
 stockholders (Note 5)               -      -           -          -       159,693   22,813         -           (182,506)        -

Accrued stock issuance
 (Note 5)                            -      -           -          -           -         -        11,531              -      11,531

Net loss for the three months
 ended June 30, 1997                 -      -           -          -           -         -          -         (1,029,918)(1,029,918)
------------------------------------------------------------------------------------------------------------------------------------
Balances,  June 30, 1997     1,216,653 $12,167    8,175,927 $1,226,389  $21,107,241 $46,253       $41,876   $(19,663,534)$2,770,392
------------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (unaudited)

                                                                                   Common
                                Preferred Stock        Common Stock    Additional   Stock
                               -----------------      ---------------   Paid-In     To Be     Deferred      Accumulated
                               Shares    Amount     Shares    Amount    Capital    Issued   Compensation      Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1997      1,216,653 $12,167    8,175,927 $1,226,389 $21,107,241 $46,253     $ 41,876    $(19,663,534) $2,770,392

Common stock issued for
 research and development,
 compensation, and other
 services (Note 5)                   -      -       622,815     93,422      55,062       -          -                 -     148,484

Common stock issued for
 conversion of 6% cumulative
 convertible Series A
 preferred stock (Note 5)  (1,216,653)  (12,167)  4,866,612    729,992    (717,825)      -          -                 -          -

Common stock dividend
 distributable to
 6% cumulative convertible
 Series A preferred
 stockholders (Note 5)               -      -       172,051     25,808      20,961  (22,813)        -           (23,956)         -

Accrued stock issuance
 (Note 5)                            -      -        18,750      2,812      22,632       -       (22,264)             -       3,180

Net loss for the three months
 ended September 30, 1997            -      -           -          -           -         -          -         (1,047,892)(1,047,892)
------------------------------------------------------------------------------------------------------------------------------------
Balances, September,30 1997          0     $0    13,856,155 $2,078,423  $20,488,071 $23,440       $19,612   $(20,735,382)$1,874,164
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

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                 June 1, 1992 to
Increase (Decrease) in Cash and Cash Equivalents                       Nine Months Ended September 30,          September 30, 1997
                                                                    ------------------------------------------
                                                                          1997                 1996               (Cumulative)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
 Net loss                                                        $        (3,197,254)$         (3,683,705)$        (16,587,626)
 Adjustments to reconcile net loss
   to net cash used in operations:
     Loss from discontinued operations from
     January 1 through May 31,1992                                                 -                    -             (100,599)
     Stock paid for services                                                 370,960              573,571            4,498,996
     Compensation recognized relating to
       accrued employee stock grants and warrants                             45,056               62,999              445,556
     Bad debt expense                                                              -                    -              394,720
     Depreciation and amortization                                           268,250              233,190            1,871,808
     Amortization of loan origination fees and
       original issue discount                                                     -              798,750              942,620
     Loss (gain) on disposal of fixed assets                                  (2,678)               7,373              107,290
     Reversal of litigation outstanding at end of prior year                       -                    -             (286,996)
     Loss on sale of marketable securities                                         -                    -               48,290
     Net unrealized loss on marketable securities                                  -                    -               37,000
     Loss on disposal of oil and gas operations                                    -                    -              368,894
     Increase (decrease) from changes in:
       Accounts receivable                                                   (48,168)             (10,093)             (54,216)
       Interest receivable                                                         -                    -                8,053
       Amounts due from related party                                              -                    -                1,682
       Inventory                                                            (163,609)              16,377             (263,988)
       Prepaid royalties                                                     (25,000)              15,000             (185,000)
       Prepaid expenses and other assets                                      55,981              (47,111)            (254,670)
       Other assets                                                           (2,866)              (6,662)             (53,869)
       Accounts payable                                                      124,872               62,790              222,836
       Termination agreement liability                                       (98,667)             276,052              148,000
       Accrued expenses and taxes                                            (28,852)              29,628              119,784
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (2,701,975)          (1,671,841)          (8,571,435)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Patent and marketing licensing costs                                        -             (380,703)            (906,298)
       Purchase of property and equipment                                    (86,142)            (104,382)            (368,788)
       Proceeds from sale of property and equipment                           77,225                    -               77,225
       Other (proceeds from sale of marketable
         securities and loan repayments)                                           -                    -              175,188
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (8,917)            (485,085)          (1,022,673)
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                 June 1, 1992 to
Increase (Decrease) in Cash and Cash Equivalents                       Nine Months Ended September 30,          September 30, 1997
                                                                    ------------------------------------------
                                                                          1997                 1996               (Cumulative)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
       Net borrowings from related party                                           -                    -               22,608
       Proceeds from preferred stock and warrant
          issuance (net of offering costs)                                         -            6,437,738            6,431,079
       Proceeds from notes payable                                                 -              912,500            2,195,000
       Principal payments on notes payable                                         -           (2,000,000)          (2,050,000)
       Proceeds from common stock to be issued                                     -                    -            1,237,167
       Proceeds from issuing common stock                                          -                    -            1,364,052
       Proceeds from warrant exercise                                              -              275,000              275,000
       Capital lease financing                                                (1,103)              (1,784)                   -
       Advances on private common stock placement                                  -                    -              296,440

-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                           (1,103)           5,623,454            9,771,346
-------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (2,711,995)           3,466,528              177,238

Cash and cash equivalents, beginning of period                             2,889,233              306,851                    -
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $           177,238 $          3,773,379 $            177,238
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Nine Months Ended September 30,
                                                                                    1997           1996
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

Payments for:
     Interest                                                                            $  -        $91,559
     Income taxes                                                                         800          1,600

Stock issued for:
     Research and development                                                        $160,461       $319,808
     Public relations and marketing services                                           50,046         86,252
     Legal, professional, and employee services                                       119,400        124,270
     Directors' fees                                                                   31,177         43,241
     Manufacturing costs                                                                9,876              -
                                                                               ------------------------------
                                                                                     $370,960       $573,571
                                                                               ------------------------------

      Common stock dividends distributable and issued to 6% cumulative
          convertible Series A preferred stockholders (Note 5)                       $206,462       $100,751


Non-cash investing activities:

Application of deposit to the purchase of property and equipment:                      $    -        $36,000
Application of prepaid royalties to the purchase of license agreements:                $    -       $160,000
Reclassification of inventory to property and equipment:                               $    -        $36,313


Non-cash financing activities:

     Short-term private placement notes in the amount of $625,000 were issued in January 1996 along with preferred stock stated at $234,375, which was added to the 1995 year end original issue discount.

     During the second quarter of 1996, additional short-term notes in the amount of $350,000 were issued along with common stock warrants valued at $143,870, which was added to the 1995 year end original issue discount for a total of $762,620.

     During the first nine months of 1997 and 1996, deferred compensation expense of $45,056 and $0 were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

     Pursuant to certain employee agreements in January and September 1997, 275,000 and 18,750 shares, respectively, of accrued employee common stock grants were issued. According, deferred stock compensation of $247,500 and $25,444 were reclassified to common stock and additional paid-in capital in the first and third quarters, respectively (Note 5).


          See accompanying notes to consolidated financial statements.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Statement of Information Furnished

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 1997, and the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-KSB.

     The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

     Certain reclassifications have been made to the September 30, 1996 financial statements to conform to the September 30, 1997 presentation.

2. Inventory

     The inventory balance shown at September 30, 1997 consisted of $123,502 of finished goods, net of reserve of $14,387, $18,790 of work in process and $121,696 of parts and materials. The inventory balance shown at December 31, 1996 consisted of $20,685 of finished goods, net of reserve of $7,900, $20,643 of work in process and $59,051 of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

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

     During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 2,016,000 shares of common stock, during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 379,680 shares of common stock, and during the second quarter of 1997, 31,927 shares of Preferred Stock were converted into 127,708 shares of common stock. On July 24, 1997, each of the then outstanding shares of Preferred Stock by their terms automatically converted into four (4) shares of common stock.

Common Stock

     In June 1996, the Company effected a one-for-two reverse split of its common stock. All share balances have been retroactively adjusted to reflect the reverse stock split.

     On September 9, 1996, the company issued 71,658 shares of common stock as a dividend for the period through August 31, 1996 for the Preferred Stockholders of record as of August 12, 1996.

     On November 11, 1996, the Company declared a common stock dividend of 111,534 shares to Preferred Stockholders of record as of December 10, 1996. On June 12, 1997 the Company declared a common stock dividend of 152,088 shares to Preferred Stockholders of record as of June 27, 1997 and on July 24, 1997 declared a common stock dividend of 19,963 shares to Preferred Stockholders of record as of July 24, 1997. The shares for the November 1996 dividend and for the June 1997 dividend were issued in January 1997 and July 1997, respectively and, accordingly, were recorded as common stock dividend distributable and additional paid-in capital at December 31, 1996 and at June 30, 1997, respectively. The number of shares paid on the Preferred Stock as a dividend was calculated based on the 10 day moving average price of the common stock during the 30 days prior to the declaration date, subject to a maximum price of $3.00 and minimum price of $1.20 per share. Fractional shares were rounded up.

     During the year ended December 31, 1996, as a result of individuals exercising 162,500 private warrants, the Company issued 162,500 shares of common stock for $275,000. No warrants were exercised to date in 1997.

     Pursuant to certain employment agreements in January and September 1997, 275,000 and 18,750 shares of accrued employee common stock grants were issued, respectively. Accordingly, deferred stock compensation of $247,500 and $25,444 was reclassified to common stock and additional paid-in capital in the first and third quarters of 1997, respectively.

     In each of the four most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 1,500,000 shares of common stock under Form S-8 on August 6, 1997, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until January 10, 1999. During the nine months ended September 30, 1997 and 1996, 1,175,607 and 405,030 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

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

6. New Accounting Standards

     On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computations.

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.