Form 10KSB
period 1997-12-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1998-04-15
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-KSB
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1997.

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from __________________ to ____________________

                         Commission File Number 0-12365
                                                -------

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)
                      Utah                         58-1475517
                ----------------                ---------------
         (State or other jurisdiction of          (IRS Employer
         incorporation or organization)           Identification No.)

         9171 Towne Centre Drive, Suite 355, San Diego, California 92122
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (619) 455-7127
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:        None


Securities registered under Section 12 (g) of the Exchange Act:



Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, $0.15 Par Value                   Over-the-counter

Redeemable Common Stock Purchase Warrants       Over-the-counter


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $62,750.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1998, was $861,582.

As of March 31, 1998, Registrant had outstanding 516,642 shares of common stock, 0 shares of 6% cumulative convertible Series A preferred stock and 56,363 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

Portions of the Registrants definitive Proxy Statement relating to the 1998 Annual Meeting of the Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


PART I

Item 1.          Description of the Business...................................2

Item 2.          Description of Property......................................13

Item 3.          Legal Proceedings............................................13

Item 4.          Submission of Matters to a Vote of Security Holders..........13


PART II

Item 5.          Market for Common Equity and Related Stockholder Matters ....14

Item 6.          Management's Discussion and Analysis and Plan of Operation...17

Item 7.          Financial Statements.........................................23

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................24


PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons,
                 Compliance with Section 16(a) of the Exchange Act............24

Item 10.         Executive Compensation.......................................24

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management...................................................24

Item 12.         Certain Relationships and Related Transactions...............24


PART IV

Item 13.         Exhibits and Reports on Form 8-K.............................25

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

Corporate History
-----------------

Medical Device Technologies, Inc. (the "Company") was incorporated on February 6, 1980, under the laws of the State of Utah, initially under the name of Gold Probe, Inc. In September 1981, the Company and the Hailey Oil Company, Inc., a Mississippi corporation, entered into an Agreement and Plan of Reorganization whereby the Company acquired Hailey Oil Company, Inc. and exchanged 4,500,000 shares of its Common Stock for all the issued and outstanding shares of Hailey Oil Company, Inc. Also, pursuant to the reorganization in January 1982, the Company changed its name to Hailey Energy Corporation, effected a one (1) for five (5) reverse split of its Common Stock, and decreased its authorized number of shares to 25,000,000. In October 1986, the number of authorized shares of the Company was increased to 100,000,000. In November 1990, the Company effected a one (1) for thirty (30) reverse split of its Common Stock and increased the par value of its Common Stock to $0.15 per share. In November 1992, the Company changed its name from "Hailey Energy Corporation" to "Cytoprobe Corporation". In January 1994, the Company effected a one (1) for six (6) reverse split of its Common Stock. In April 1995, the Company changed its name to Medical Device Technologies, Inc. to reflect the Company's broadening base of medical products. In June 1996, the Company effected a one (1) for two (2) reverse split of its Common Stock. On March 6, 1998, the Company effected a one (1) for thirty-five
(35) reverse split of its Common Stock. The par value of the Company's Common Stock remained at $0.15 per share and the number of authorized shares of Common Stock (100,000,000) remained unchanged.

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of March 31, 1998, the Company's Common Stock, par value $.15 per share (the "Common Stock") is traded over-the-counter under the symbol "MEDD". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and Common Stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company has filed a formal objection to NASDAQ's delisting of its Common Stock. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to Common Stock at a ratio of 4 (four) shares of Common Stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at December 31, 1997.

The Company
-----------

Effective as of January 1, 1994, the Company, (A Development Stage Company), has been engaged full-time in identifying, developing and bringing to market medical devices which the Company believes are innovative, represent improvements over existing products, or are responsive to a presently unfulfilled need in the marketplace. The Company's strategy consists of: (i) identifying patented technologies in the medical device field that it believes have potential commercial viability but still require refinement and regulatory clearance, (ii) license or acquire the technologies, (iii) complete product development and obtain the requisite regulatory clearance of such products, and (iv) attempt to commercialize or sublicense such technologies by entering into agreements with one or more entities for clinical development, manufacturing and marketing of such products. Through this strategy, the Company believes that it can play a role in bridging the gap between viable patented technologies and their commercialization. The Company identified and acquired three licenses to develop the following products, the Fluid Alarm System (FAS), formerly the Personal Alarm System (PAS), the Cell Recovery System (CRS) and the Intracranial Pressure Monitoring System (ICP). The Company believes the FAS and CRS have potential commercial viability. The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

In the immediate future, the primary focus of the Company's activities will be to complete a corporate acquisition of or merger with another entity with greater financial resources for the purpose of providing additional resources to fund on-going business activities and provide access to new products and markets, as well as funding its current negative working capital position.

In the longer term the Company needs to obtain additional financing for its working capital requirements associated with the costs of development, marketing and sales of its medical devices. The Company currently intends to continue marketing the FAS, and completing the regulatory and development process relative to the CRS so that the Company can also bring this product to market. On an ongoing basis, the Company also receives opportunities from time to time to license other patented technologies in the medical device field. Depending on the specific device and other circumstances, such as the Company's then-current financial and operating situation, the Company may pro-actively attempt, on a limited basis, to identify and license additional patented technologies in the medical device field.

On June 23, 1997 the Company announced that it had contracted to purchase certain products and distribution rights from Boehringer Mannheim, Inc. ("Boehringer") for $1.35 million. On November 14, 1997, the Company announced that it had canceled the contract with Boehringer.

On March 11, 1998, the Company announced it had entered into a letter of intent to acquire Vision Diagnostics, Inc. for undisclosed consideration. Vision Diagnostics, Inc. owns medical diagnostic imaging centers that provide diagnostic imaging technology to the US medical marketplace.

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

Presently, health care professionals rely on visual observations or "feel" to determine whether the protective barriers have been compromised. While this approach may be effective, at times, for punctures or tears, it is not reliable when the integrity of protective barriers are breached due to unnoticed defects or fluid-saturation. In the case of surgeons' latex gloves, which are frequently covered with blood and are sweaty inside, visual observation, "feel", and inspection are difficult and unreliable. Thus, the Company believes that its FAS device will enable health care professionals to immediately recognize with a high degree of accuracy when a protective barrier has been compromised.

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

License Agreement

The Company obtained the rights to the FAS effective June 1, 1994, pursuant to a license agreement ("PAS License Agreement") with Robert Lee Thompson, d/b/a Thompson Medical, whereby Mr. Thompson granted to the Company the exclusive worldwide license to manufacture, use, sell or otherwise dispose of the FAS. Pursuant to an Addendum to the PAS License Agreement dated September 19, 1996, the Company made a one time payment to Mr. Thompson of $81,188 as full and complete settlement of all past and future royalties and extended the term of the PAS License Agreement for an additional year so that it now expires June 1, 2005. In May 1995, the Company also entered into an exclusive license agreement with Dietmar P. Rabussay, Ph.D., a consultant to the Company, for the Signal Modulation Barrier Monitor (the "SMBM"), which is a component part of the FAS device. Pursuant to this license agreement the Company is obligated to pay royalties equal to 1.25% of the average retail sales price on the net sales of all FAS devices. The invention disclosure as well as the patent application for the SMBM have been filed with the Patent and Trademark Office and the Company filed a patent application for the SMBM during the fourth quarter of 1996.

THE CELL RECOVERY SYSTEM

The Company's Cell Recovery System is a cell "brushing" and retrieval system which uses an automated brush for the collection of specimen cells from an organ's internal surface for diagnostic purposes, primarily (but not limited to) cancer detection. Presently, in order to obtain diagnostically significant tissue cells from an organ's internal surface, an excisional biopsy is necessary, i.e. the patient must check into a hospital for a $3,000-$5,000 procedure that requires general anesthesia and the endoscopic surgical removal of tissue from the patient's internal organ. In contrast, the CRS device is a minimally invasive procedure that can be performed on an outpatient basis with local anesthesia.

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

In March 1996, the Company received marketing clearance from the FDA for the CRS device for use in the urology market. Prior to the market launch of the CRS, the Company intends to complete certain clinical trials for a follow-up 510(k) submission to the FDA to establish claims that the device assists with the detection of certain urological diseases, such as bladder cancer, and at the same time commence manufacturing for the system's instrumentation and disposables. There can be no assurance that the Company will receive 510(k) clearance from the FDA for such additional claims or that the FDA will not require the Company to submit a pre-market approval application for such claims which would substantially delay marketing clearance. There can also be no assurance that the Company will be successful in establishing volume manufacturing of the system's instrumentation and disposables.

The Company has not presently determined the timing of, the price of or manner in which the CRS device will be marketed and sold, if at all.

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

On August 7, 1996, the Company entered into an Agreement with Robert Langdon to purchase his entire (50% ownership) interest in the CRS for a payment of $300,000. Furthermore, the Company is obligated to pay to each of Ms. Bush and the estate of Dr. Willscher a royalty equal to 5% of the average retail sales price on all net sales, subject to an annual minimum of $100,000 starting in 1996. The Company is also required to pay royalties of $100,000 in 20 equal quarterly installments of $5,000 commencing January 1, 1997, pertaining to calendar years 1994 and 1995. Through December 31, 1997, the Company has paid $715,000 and issued 6,514 shares of Common Stock pursuant to the CRS License Agreement. The Company can terminate the CRS License Agreement with 90 days written notice, at which time all of the Company's patent rights in the CRS device will cease.

THE INTRACRANIAL PRESSURE MONITORING SYSTEM

License Arrangements

The Company's license for the ICP was revoked by the licensor in January 1998, after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

Acquisitions
------------

The Company also plans to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location, although does plan to concentrate its search in the medical business in general. However, the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or establishing , mature businesses.

In seeking business opportunities, the management decision of the Company will be based upon the objectives of seeking long-term appreciation in the value of the Company. Current income will only be a minor factor in such decisions.

Although it is unlikely that the Company will be able to participate in more than one business opportunity concurrently, management may, in its sole discretion, elect to enter into more than one acquisition if it believes these transactions can be effected on terms favorable to the Company. This potential lack of diversification may not permit the Company to offset potential losses from one business opportunity against profits from another and should be considered a substantial risk to shareholders of the Company.

The analysis of new business opportunities will be pursued under guidelines and objectives established by the Company's officers and directors. The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In these efforts, the Company will consider the following, among other, factors:

         (a) potential for growth in revenues and profits, as indicated by new technology, anticipated market expansion or new products;

         (b) competitive position compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

         (c) strength and diversity of management, either in place or scheduled for recruitment;

         (d) capital requirements and anticipated availability of required funds to be provided by the target company for operations, through the sale of additional securities, the formation of joint ventures or similar arrangements, or from other sources;

         (e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

         (f) the value of existing and accessibility of required resources other than capital including management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (g) such other relevant factors as may arise from time to time, including investor and market makers, if any, interest.

In applying the foregoing criteria, no one of which is now known to be controlling, management will attempt will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of the Company's lack of capital, the Company may not discover or adequately evaluate adverse facts about an opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take a substantial amount of time during the coming fiscal year.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity and containing such items as: (I) a description of product, service and company history; (ii) management resumes; (iii) financial information (including projections and audited financial statements, if available); (iv) evidence of existing patents, trademarks or service marks or rights thereto; (v) an explanation of proprietary products and services; (vi) evidence of existing patents, trademarks or service marks or rights thereto;
(vii) present and proposed forms of compensation to management; (viii) a description of transactions between the target and its affiliates during relevant periods; (ix) a description of present and required facilities; (x) an analysis of risks and competitive conditions; (xi) a financial plan of operation and estimated capital requirements; and (xii) other information deemed relevant under the circumstances, including investor and market makers, but only after the release of public information on the target.

As part of the Company's investigation, officers and directors will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures to the extent reasonably allowed by the Company's limited financial resources. Management of the Company will utilize the services of its present attorney and accountants in the investigation of prospective acquisitions. the Company may also utilize the services of hired consultants.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Manufacturing
-------------

The Company has no manufacturing capabilities and does not intend to establish any such capabilities in the foreseeable future. The Company intends to rely on third party original equipment manufacturers ("OEM") to produce the Company's medical devices. Any such OEMs will have to comply with FDA and other regulatory requirements for their facilities, including FDA Good Manufacturing Practice ("GMP") regulations. The Company entered into a new agreement with a third party manufacturer effective as of December 15, 1996, for the manufacture of FAS. The Company believes that this manufacturer satisfies the FDA's GMP regulations, however, there can no assurance that the manufacturer will continue to satisfy such regulations. In the event that the Company experiences substantial sales of its FAS device, of which there can be no assurance, the Company may have to identify other third party manufacturers in connection with additional manufacturing of the FAS. Further, the Company presently anticipates that it will engage other third party manufacturers in connection with manufacture of the CRS, if it decides to market the CRS. There can be no assurance that such other manufacturers can be identified on commercially acceptable terms, or at all, or that such other manufacturers, if identified, will be adequate for the Company's long-term needs, or that they can meet all relevant regulatory requirements. Moreover, there can be no assurance that the Company's manufacture of products on a limited scale basis means that the Company can effect the successful transition to commercial, large-scale production.

Sales, Distribution and Marketing Strategy
------------------------------------------

The Company is exploring a variety of sales and distribution strategies in connection with the anticipated commercialization of its medical devices. The precise strategy that the Company eventually adopts may be a combination of some or all of these strategies. In addition, the Company may also adopt different strategies for different products. The two fundamental strategies that currently are being explored are:

         o Forming strategic alliances with corporate partners (such as a latex glove company) with a strong presence in the market for such a medical device, for both domestic and international distribution.

         o Assembling a network of regional independent distributors who have proven to be successful in effecting the sale of new medical products in the market for the particular medical device.

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

A specific market or sales strategy, nor its timing, with respect to the CRS device has yet been determined.

Competition
-----------

The medical device industry is intensely competitive, particularly in terms of price, quality and marketing. Most of the Company's competitors are better established and have substantially greater financial, marketing and other resources than the Company. Further, most of the Company's competitors have been in existence for a substantially longer period of time and may be better established in those markets where the Company intends to sell its devices. Although the Company is not presently aware of any competitor that commercially manufactures and sells any medical devices similar to those the Company presently intends to sell, the Company is aware that several technologies similar to the Fluid Alarm System are being developed and tested by other companies. Due to the Company's relative lack of experience, financial, marketing and other resources, even though it has received FDA clearance for the Fluid Alarm System, there can be no assurance that the Company will be able to market this device successfully, develop and market any of its other medical devices, or compete in the medical device industry in general.

Patents and Intellectual Property Rights
----------------------------------------

The Company retains exclusive license agreements with respect to the patents underlying the Company's Fluid Alarm System and Cell Recovery System. There can be no assurance, however, that such patents will provide the Company with significant protection from competitors. Patent protection relative to medical devices is generally uncertain, and involves complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in connection with the patent protection of medical devices. Furthermore, legislation is being considered which, in the future, might prevent the patenting or enforcement of a patent covering certain surgical or medical procedures. Accordingly, there can be no assurance that any patents licensed by the Company will afford protection against competitors with similar technologies. Finally, there can be no assurance that the Company will have the financial resources necessary to enforce its patent rights.

Even though the Company's technologies have been licensed under patents, under the terms of the Company's license agreements, the Company is responsible for defending the Company's products against charges of infringement of third party patents. Challenges may be instituted by third parties as to the validity, enforceability and infringement of the patents. Further, the cost of the litigation to defend any challenge to the Company's licensed patents or to uphold the validity and enforceability and prevent infringement of the Company's licensed patents could be substantial.

The Company may be required to obtain additional licenses from others to continue to refine, develop, manufacture, and market new products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms or at all or that the rights granted pursuant to any licenses will be valid and enforceable.

Notwithstanding the Company's exclusive licenses with respect to the patents underlying the FAS and CRS, there can be no assurance that others will not independently develop, similar technologies, or design around the patents. If others are able to design around the patents, the Company's business could be materially adversely affected. Further, the Company will have very limited, if any, protection of its proprietary rights in those jurisdictions where it has not effected any patent filings or where it fails to obtain patent protection despite filing therefor.

Even though the patents underlying the Company's FAS and CRS devices have been issued by the United States Patent and Trademark Office, challenges may be instituted by third parties as to the validity and enforceability of the patents. The Company is not presently aware of any challenges to the patents. Similarly, the Company may also have to institute legal actions in order to protect infringement of the patents by third parties. The Company is not presently aware of any such infringements. The costs of litigation or settlement in connection with the defense of any third party challenges relative to the validity and enforceability of its patents and/or to prevent any infringement of the patents by third parties, which pursuant to the license agreements with respect to the patents are the Company's responsibility, could be substantial. Moreover, in the event that the Company was unsuccessful in any such litigation, the Company could be materially adversely affected.

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

Government Regulations
----------------------

The Company's medical device products are subject to extensive government regulations in the United States and in other countries. In order to clinically test, produce, and market its devices, the Company must satisfy numerous mandatory procedures, regulations, and safety standards established by the FDA, and comparable state and foreign regulatory agencies. Typically, such standards require that the products be cleared by the government agency as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming. Other than with respect to the FAS and the CRS, no assurance can be given that clearances will be granted for any expanded claims for the CRS or any other future products, or that the length time for clearance will not be extensive, or that the cost of attempting to obtain any such clearances will not prohibitive.

The FDA employs a rigorous system of regulations and requirements governing the clearance processes for medical devices, requiring, among other things, the presentation of substantial evidence, including clinical studies, establishing the safety and efficacy of new medical devices. The principal methods by which FDA clearance is obtained are pre-market approval ("PMA"), which is for products that are not comparable to any other product in the market, or filing a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act (a "510(k)") which is for products that are similar to products that have already received FDA clearance. Although both methods may require clinical testing of the products in question under approved protocol, because PMA clearance relates to more unique products, the PMA procedure is more complex and time consuming. Applicants under the 510(k) procedure must prove that the products for which clearance is sought are substantially equivalent to products on the market prior to the Medical Device Amendments of 1976 or products approved thereafter pursuant to the 510(k). The review period for a 510(k) application is approximately 150 days from the date of filing the application, although there can be no assurance that the review period will not extend beyond such a period.

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

The Company may be required to use the PMA process for expanded claims for the CRS in order to be granted FDA clearance. The clearance process can take from a minimum of six (6) months to several or more years, and there can be no assurance that FDA clearance will be granted for the commercial sale of expanded claims, if any, for the CRS device.

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


Research and Development
------------------------

The Company's expenditures for research and development were $708,051 in 1997 and $893,771 in 1996. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

Number of Employees
-------------------

As of March 31, 1998, the Company had two full-time employees in executive and management capacity.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company leases its executive offices, which occupy approximately 3,256 square feet, at 9171 Towne Centre Drive, Suite 355, San Diego, CA 92122. The Company's rent is currently $5,210 per month and its lease extends through July 15, 1998. The Company is also responsible for its pro-rata share of increased operating expenses.

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

In January 1998, the Company was sued for payment of work allegedly performed for the Company by a third party in the amount of approximately $93,000. The Company is currently negotiating with the third party, but it is uncertain whether a mutually agreeable settlement can be reached and litigation avoided. The Company has accrued the $93,000 in accounts payable as of December 31, 1997. If the Company can not reach such a settlement with the third party, accelerated payments of amounts due, if any, and/or litigation expense could have a material adverse effect on the Company if it is not able to raise additional capital through an acquisition or merger, or through the placement of debt or equity securities, or both.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter under the symbol MEDD. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the NASDAQ SmallCap Market during 1996 and 1997. Common Stock prices have been adjusted to reflect the one-for-two reverse split in June 1996 and the one (1) for thirty-five (35) reverse split effective March 6, 1998.
                                                            Bid Price
                                                   High                   Low
                                                   --------------------------
1996
----

         First Quarter                            $57.05               $35.00
         Second Quarter                           $78.75               $43.75
         Third Quarter                            $70.00               $30.80
         Fourth Quarter                           $48.30               $13.30
1997
----

         First Quarter                            $27.30               $13.30
         Second Quarter                           $28.35               $13.30
         Third Quarter                            $15.40                $3.15
         Fourth Quarter                            $5.60                $1.09

On March 31, 1998, the closing bid and asked prices of the Company's Common Stock, as reported by the NASD Bulletin Board, were $1.94 and $2.10 per share, respectively. The Company received notice from NASDAQ, at the close of business on March 24, 1998, that the Company's stock, which had previously traded on the Small Cap Market, was being delisted as of the date of notification for failure to meet the minimum requirement for tangible net assets value.

On March 31, 1998, there were approximately 2,500 holders of record of Common Stock.

The Company has not paid any cash dividends with respect to its Common Stock, and it is unlikely that Company will pay any dividends on its Common Stock in the foreseeable future. The Company was required to pay a 6% cumulative, semi-annual dividend with respect to its Preferred Stock in shares of Common Stock, and, through July 24, 1997, the date the Preferred Stock converted, by its terms, to four/thirty-fifths (4/35 rounded to the nearest whole number of shares) shares of Common Stock for each share of Preferred Stock, the Company made each of such dividend payments. Earnings, if any, that the Company may realize will be retained in the business for further development and expansion.


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

General
-------

>From its incorporation in 1980 until June 1992, the Company was engaged exclusively in oil and gas activities. In June 1992, the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. The Company changed its name in May 1995, from Cytoprobe Corporation, to reflect the change of focus. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company.

In addition to funding its current negative working capital position, the Company will be required to finance additional working capital requirements associated with the costs of development, marketing and sales of its medical devices. The Company's sales, general and administrative costs include costs related to marketing, promotional and sales activities, in addition to office, administration and overhead expenses.

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

Results of Operations
---------------------

Year ended December 31, 1997 compared to year ended December 31, 1996.

Revenues
--------

Operating revenues in 1997 were $62,750 and $26,193 in 1996, an increase of 140% due primarily to increased promotion activity and resultant sales of the FAS. The FAS accounted for all sales revenue in 1997 and 1996.

Gross Profit
------------

Gross profit (loss) in 1997 was $(112,240) as compared to $10,700 in 1996. The decrease is the result of initial product management and production start-up costs as well as the write-off of obsolete parts inventory due to product improvements.

Operating Expenses
------------------

Research and Development

Research and development costs in 1997 were $708,051, as compared to $893,771 in 1996, representing a decrease of 20.8%. This decrease was principally due to reduced research and development expenditures on all products in 1997, as compared to 1996.

Sales, General and Administrative

Sales, general and administrative costs were $3,145,461 in 1997 as compared to $2,774,679 in 1996, representing an increase of 13.4% This increase was primarily the result in 1997 of increased sales, marketing and promotional and general and administrative expenses associated with the increased marketing effort on the FAS device, and the general and administrative expenses associated with the terminated purchase of a new product line, as compared to 1996.

Loss on Impairment of License Agreement

The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a 1997 default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

Losses

The Company's net loss for 1997 was $4,382,785 as compared to $4,589,413 in 1996, representing a 4.5% decline in the net loss. This reduced loss was primarily attributable to $1,021,082 net interest expense in 1996 associated with the bridge financing and short-term notes prior to the Company's public offering in June 1996, which more than offset loss on impairment of the ICP license agreement (see Note 2 to the consolidated financial statements), and the greater sales, general and administrative expense in 1997. Loss per common share was $15.15 in 1997 as compared to $34.15 in 1996, representing a reduction in loss per share of 55.6%. This reduction in loss per share was primarily attributable to the increase in the weighted average number of shares outstanding in 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical device operations from the public and private sale of debt and equity securities and the issuance of Common Stock in exchange for services. The Company's cash position at December 31, 1997 was $45,505 as compared to $2,889,233 at Decem ber 31, 1996, representing a 98.4% derrieres. In 1997, $2,933,709 of net cash was used for operating activities plus a net of $8,916 was invested in property and equipment. The Company received $100,000 from the proceeds of a private placement of convertible notes in the fourth quarter of 1997. Net cash used in operating activities in 1997 consisted principally of a net loss of $4,382,785. This was offset by a decrease in other net assets (excluding cash) of $84,671, $472,957 in Common Stock paid for services in lieu of cash, and depreciation, accrued compensation expense and loss on impairment of asset of $894,126. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $475,196 at December 31, 1997 as compared to a positive working capital of $2,652,599 at December 31, 1996. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to market its products and to fund research and development on products not yet ready for market. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition of or merger with another entity with greater financial resources, or from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

Due to the Company's recurring losses from operations, and continued need for capital, the Company's independent certified public accountants have included an explanatory paragraph in their report stating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company currently intends to seek a corporate acquisition of or merger with another entity with greater financial resources and to seek to complete additional private placements of debt and/or equity. The Company's ability to complete an acquisition or merger or to obtain additional sources of financing cannot be assured. The Company also seeks to achieve certain minimum sales of the FAS device during the next twelve months, but these would require the Company obtaining sufficient working capital to support marketing operations and this cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding to profitably develop and market its current products and to obtain the financing necessary to fund its operations.

In the second quarter of 1995, the Company completed a private placement (the "1995 Private Placement") of its securities and received net proceeds of $974,769 in connection with the sale of 20.75 units at a purchase price of $50,000 per unit. Each unit consisted of 1,021 shares of Common Stock and 358 three-year warrants to purchase 358 shares of Common Stock. The warrants are exercisable for $70.00 per share of Common Stock. The Company also issued to the broker-dealer which assisted the Company in effecting the 1995 Private Placement 804 two-year warrants to purchase 804 shares of Common Stock at an exercise price of $70.00 per share.

In June and July 1995, the Company issued an aggregate of $275,000 of short-term convertible debt which, if not converted into Common Stock, was to mature in six months and bore interest at the rate of 48% per annum (the "Convertible Debt") payable on maturity. As of December 27, 1995, all of the Convertible Debt had converted into Common Stock at the rate of 1/14th share of Common Stock for each $1.00 of indebtedness, or an aggregate of 19,643 shares of Common Stock. In connection with the issuance of the Convertible Debt, the Company also issued an aggregate of 1,965 warrants exercisable for 1.965 shares of Common Stock at $42.00 per share. Prior to the expiration of the warrants on May 28, 1996, 1,786 warrants were exercised resulting in $75,000 proceeds to the Company. The remaining 179 warrants expired unexercised.

Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company affected between December 14, 1995 and December 27, 1995, a private placement of short-term notes and 153,750 shares of Series I convertible preferred stock. Of the $1,025,000 gross proceeds, $384,375 was allocated to the preferred stock and represented the original issue discount on the notes at December 31, 1995. The proceeds of the private placement provided working capital.

On January 24, 1996, the Company completed a private placement which began in 1995 and issued additional short-term notes and 93,750 shares of Series I convertible preferred stock. Of the additional $625,000 gross proceeds, $234,375 was allocated to the preferred stock and represented additional original issue discount on the notes. The Company utilized these proceeds for working capital. Notes sold in the private placement bore interest at 10% per annum and matured at the earlier of (i) the expiration of twelve months after their issuance or
(ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement. The original issue discount had been fully amortized as of December 31, 1996. Subsequent to the public offering in June 1996, the Company repaid these private placement notes in full.

During the second quarter of 1996, the Company issued $350,000 ($225,000 to two of the Company's directors) in principal amount of six-month 12% unsecured short-term notes payable to six individuals to finance its operations until its public offering could be completed. Subsequent to the public offering in June 1996, the Company repaid these short-term notes in full (see Note 3 to the consolidated financial statements). Interest paid related to these notes amounted to $10,500 for the year ended December 31, 1996. In connection with the issuance of short-term notes, the Company also issued to the six individuals 3,920 warrants to purchase 3,920 shares of Common Stock, at a exercise prices ranging from $44.10 to $48.30, which vested immediately and expire three years from issuance. In connection with the issuance of these warrants, the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996.

On June 24, 1996, the Company completed a public offering of 1,500,000 shares of 6% cumulative convertible Series A preferred stock and 1,500,000 redeemable warrants resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four thirty-fifths (4/35) share of Common Stock at $43.75 per share and each warrant enables the holder to purchase two thirty-fifths (2/35) share of Common Stock for a total price of $131.25. As part of the terms of this offering, the holders of the Series I convertible preferred stock exchanged their preferred stock for Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock automatically converted into four thirty-fifths (4/35) share of Common Stock on July 24, 1997.

In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's exercise of its over-allotment option under the June 24, 1996 public offering to purchase an additional 6,429 Redeemable Warrants and an additional 100,000 shares of Preferred Stock. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded during the third quarter.

During the fourth quarter of 1997, the Company issued $100,000 ($50,000 to three of the Company's directors) in principal amount of 36% short-term convertible notes payable, due April 18, 1998, to five individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of Common Stock. Interest paid to these individuals and to the directors was $0 and accrued interest amounted to $4,400 for the year ended December 31, 1997. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 3). In connection with the issuance of the warrants to the individuals, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

The Company is seeking to fund its immediate and longer-term working capital needs from funds to be obtained through a corporate acquisition or merger with another entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities. These funds could be partially supplemented by certain minimum anticipated sales of the FAS in 1998.

During the next twelve months, the Company will be required to seek additional sources of financing through private placement of debt and/or equity securities, which cannot be assured. In the event the Company cannot complete a corporate acquisition or merger with another entity with greater financial resources or obtain additional financing, the Company would have to further curtail its operations due to lack of funds. The long-term viability of the Company is dependent upon obtaining the financing necessary to fund its current working capital deficit, funding the operating requirements associated with marketing and developing its current products and to profitably developing and marketing new products.

Net Operating Loss Carryforward
-------------------------------

At December 31, 1997, the Company had approximately $20,660,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2012. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the Preferred Stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2012, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax assets of $7,810,298.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect on its results of operations; however, disclosures with respect to the aforementioned items may be increased.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company is seeking to emerge in 1998 from a development stage to an operating company through a corporate acquisition or merger with another operating entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities.

The Company's Capital Requirements
----------------------------------

The Company's greatest cash requirements during 1998 will be for funding, in the immediate future, its deficit in working capital, and in the longer term, obtaining the working capital necessary for marketing the FAS, and additional clinical testing, continued development, FDA filings of the CRS, and selling, general and administrative expenses. The funding for costs and build-up of working capital necessary for the marketing of the FAS could be partially supplemented by certain minimum anticipated sales of the FAS in 1998.

The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition or merger with another entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities.

If a corporate acquisition or merger with another entity or private placement is not completed, the Company will be required to further reduce costs and seek alternative financing sources which cannot be assured. Consequently, the Company's operating outlook is not assured.

Subsequent to the next 12 months, the Company currently plans to finance its long-term operations and capital requirements with the profits and funds generated from the sales of its products as well as through new private financings and public offerings of debt and equity securities.

Year 2000
---------

The Company's management has been assured by its current accounting software manufacturer and independent consultants that all necessary modifications for the year 2000 have been or will be made and tested on a timely basis. The Company may choose to acquire different accounting software prior to the year 2000 and base its decision on the ability to provide uninterrupted performance in and beyond the year 2000.

Should the Company undertake any product enhancement or new product development projects which require either internal or external use of a yearly calendar, its product development documentation will explicitly address accommodation of the year 2000.

ITEM 7.       FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Reports of Independent Certified Public Accountants                         F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996                F-3

Consolidated Statements of Operations for the
Years Ended December 31, 1997 and 1996                                      F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1997 and 1996                                      F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1997 and 1996                                      F-10

Summary of Accounting Policies                                              F-13

Notes to Consolidated Financial Statements                                  F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The Directors and Executive Officers, on December 31, 1997, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

    Name and Age        Current Position          Director Since   Officer Since
    ------------        ----------------          --------------   -------------

    M. Lee Hulsebus     Chairman of the Board,    11/11/94           8/31/94
    Age 58              Chief Executive Officer,
                        President

    Edward C. Hall      Chief Financial Officer                      3/15/96
    Age 56              and Secretary
   (The Company's Chief Financial Officer and Secretary resigned effective
    February 17, 1998)

    Richard E. Sloan    Vice President of New                        3/15/96
    Age 48              Business Development

    Don L. Arnwine      Director                    3/6/95
    Age 65

    Arthur E. Bradley   Director                   9/26/86
    Age 64

    William A. Clarke   Director                   6/27/96
    Age 59

    Thomas E. Glasgow   Director                  11/11/94
    Age 44



The principal occupations and positions for the past several years of each of the executive officers and directors of the Company are as follows:

M. Lee Hulsebus has been in the health care field for 32 years. From January 1992 until he joined the Company in August 1994, he was the President and owner of his own health care consulting firm. From August 1993 to November 1993, Mr. Hulsebus also served as Chief Executive Officer of InCoMed Corporation, then a small California-based medical products company. From 1990 to 1992, Mr. Hulsebus served as President and Chief Operating Officer of Sports Support, Inc., a sports medicine company. From 1988 until 1990, he served as Medical Group President for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry. Mr. Hulsebus has served in the capacity of President/Chief Executive Officer for the past 18 years for various companies.

Edward C. Hall has been the Company's Secretary since April 1996 and its Chief Financial Officer since March 15, 1996. Mr. Hall has also been a financial consultant to the Company since March 1995. Since 1994, Mr. Hall has been a consultant to high technology companies in the San Diego area where he acted as an interim chief financial officer and has provided financial turnaround consulting services to a wide variety of high technology and other companies in California and the Southwest. His experience includes positions and assignments for medical, pharmaceutical, broadband and wireless communications, specialty and mail order retailing, and aerospace manufacturing firms. Mr. Hall resigned from all of his positions at the Company effective February 17, 1998.

Richard E. Sloan has been Vice President of New Business Development since March 1996. Mr. Sloan was also a consultant to the Company from August 1995 to March 1996. From March 1995 to July 1995, Mr. Sloan served as Chief Executive Officer of WorldWide Products, Inc., a private Los Angeles based development and marketing firm that distributes pharmaceutical products to plastic surgeons and dermatologists. Prior thereto, from March 1992 to March 1995 he served as corporate marketing director and general manager for Industrial Products of UniFET Incorporated, a private company based in San Diego, California involved in the development of solid-state sensor-based medical products. From December 1989 through March 1992, Mr. Sloan managed his own mergers and acquisition business with First Pacific Group, located in Carlsbad, California, which provided investment and financial services to privately-held companies in southern California. Prior to that Mr. Sloan had held various management positions with Baxter International, Deerfield, IL and IVAC Corporation, San Diego, CA.

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

The information required by this Item, which will be set forth under the captions "Proposal No. 1- Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1996, two directors of the Company loaned the Company $200,000 and $25,000, respectively, in order to provide financing to the Company prior to its public offering. The notes were repaid by the Company in 1996 once the public offering was complete. Interest paid to these directors amounted to $6,750 for the year ended December 31, 1996. As additional consideration for these loans, the directors, consistent with terms to the other four individual lenders, were awarded an aggregate of 2,552 three year warrants to purchase 2,552 shares of Common Stock at exercise prices from $44.10 to $45.15 (see Note 3 to the consolidated financial statements). In connection with the issuance of the warrants to the six individuals, the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996. The interest rate and terms of these notes were made at arms length.

During the year ended December 31, 1996, a director received compensation of $7,500 for general corporate consulting services.

During the fourth quarter of 1997, the Company issued $100,000 in principal amount of 36% short-term convertible notes payable, due April 18, 1998, to five individuals, $50,000 of which was provided by three of the Company's directors, to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of Common Stock. Interest paid to these individuals and to the directors was $0 in 1997 and accrued interest amounted to $4,400 at December 31, 1997. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 7 to the consolidated financial statements). In connection with the issuance of the warrants, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

                                    PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K


Exhibits                   None
--------

Reports on Form 8-K      See Form 8-K dated June 23, 1997.
-------------------

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


MEDICAL DEVICE TECHNOLOGIES, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer, President,    April 15, 1998
------------------------   Chief Financial Officer,
 M. Lee Hulsebus,Chairman  Principal Accounting Officer
                           and Secretary



/s/ Don L. Arnwine         Director                               April 15, 1998
------------------------
    Don L. Arnwine


/s/ Arthur E. Bradley      Director                               April 15, 1998
------------------------
    Arthur E. Bradley


/s/ William A. Clarke      Director                               April 15, 1998
------------------------
    William A. Clarke


/s/ Thomas E. Glasgow      Director                               April 15, 1998
------------------------
    Thomas E. Glasgow

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Medical Device Technologies, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Medical Device Technologies, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. We have also audited the statements of operations and cash flows for the period from June 1, 1992 through December 31, 1997, except that we did not audit these financial statements for the period from June 1, 1992 to December 31, 1994; those statements were audited by other auditors whose report dated February 17, 1995 contained an explanatory paragraph raising substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from June 1, 1992 to December 31, 1994, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Technologies, Inc. and subsidiary (a development stage company) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended and the period June 1, 1992 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital and dependency on certain products which have not yet generated any significant sales raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       By  /S/ BDO SEIDMAN, LLP
                                         -----------------------------
                                               BDO SEIDMAN, LLP

Costa Mesa, California
March 25, 1998

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



/s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas


February 17, 1995




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31,      DECEMBER 31,
                                                                               1997             1996
                                                                          -------------     -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $     45,505      $  2,889,233
   Accounts receivable (net of allowance of $46,473 and $0)                     15,162             8,563
   Inventory (net of reserve of $5,711 and $7,900)                             189,638           100,379
   Prepaid expenses and other assets                                            44,391           134,309
---------------------------------------------------------------------------------------------------------

Total current assets                                                           294,696         3,132,484
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                      105,188           101,854
   Machinery and equipment                                                     199,373           190,179
   Equipment under capital lease                                                 5,349             5,349
---------------------------------------------------------------------------------------------------------
                                                                               309,910           297,382

   Less accumulated depreciation                                              (136,979)          (76,046)
---------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                     172,931           221,336
---------------------------------------------------------------------------------------------------------

LICENSE AGREEMENTS
       (net of accumulated amortization of $745,570 and $903,149)(Note 2)    1,079,242         1,864,168

OTHER ASSETS                                                                    16,834            15,003
---------------------------------------------------------------------------------------------------------

                                                                          $  1,563,703      $  5,232,991
=========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                        MEDICAL DEVICE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31,      DECEMBER 31,
                                                                               1997             1996
                                                                          -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $    454,977      $    185,046
   Accrued expenses                                                            100,332           145,736
   Current obligation under termination agreement (Note 4)                     114,583           148,000
   Current convertible notes payable (Note 3)                                  100,000                 0
   Current obligation under capital lease                                            0             1,103
---------------------------------------------------------------------------------------------------------

Total current liabilities                                                      769,892           479,885

OTHER LIABILITIES
   Termination agreement obligation (Note 4)                                         0            98,667
---------------------------------------------------------------------------------------------------------

Total liabilities                                                              769,892           578,552

   Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY (NOTE 5)

   Series I convertible preferred stock (247,500 shares
     authorized; 0 issued and outstanding)                                           0                 0
   6% cumulative convertible Series A preferred stock,
      $.01 par value (1,972,500 shares authorized; 0
       and 1,343,500 shares issued and outstanding)                                  0            13,435
   Preferred stock, $.01 par value (10,000,000 shares authorized;
     0 shares issued and outstanding)                                                0                 0
   Common stock, $.15 par value (100,000,000 shares
     authorized; 436,262 and 197,085 outstanding)                               65,439         1,034,694
   Stock dividend distributable, $.15 par value (0 and 3,187 shares)                 0            16,730
   Common stock to be issued (715 shares)                                       23,440            23,440
   Additional paid-in capital                                               22,603,053        20,650,306
   Deferred stock compensation                                                  22,792           247,500
   Accumulated deficit ($17,773,157 and $13,390,372 accumulated losses during the development stage through December 31,
   1997 and 1996)                                                          (21,920,913)      (17,331,666)
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     793,811         4,654,439
---------------------------------------------------------------------------------------------------------

                                                                          $  1,563,703      $  5,232,991
==========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                  June 1,1992 to
                                                                         Year Ended December 31,  December 31, 1997
                                                            -------------------------------------
                                                               1997               1996           (Cumulative)
===============================================================================================================

NET SALES                                                 $      62,750     $       26,193     $        88,943
COST OF SALES                                                   174,990             15,493             190,483
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                            (112,240)            10,700            (101,540)

OPERATING EXPENSES:
  Research and development                                      708,051            893,771           3,658,326
  Sales, general and administrative                           3,145,461          2,774,679          11,686,748
  Loss on impairment of license agreement (Note 2)             (487,784)                              (487,784)
---------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                              (4,453,536)        (3,657,750)        (15,934,398)

OTHER INCOME (EXPENSE):
  Other income                                                   25,000                                 25,000
  Interest income                                                51,687             92,344             150,127
  Interest expense                                               (5,936)        (1,024,007)         (1,036,826)
  Loss on sale of marketable securities                                                                (20,790)
  Net unrealized loss on marketable securities                                                         (64,500)
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND DISPOSAL OF OIL AND GAS OPERATIONS                     (4,382,785)        (4,589,413)        (16,881,387)

DISCONTINUED OPERATIONS                                                                               (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                                                          (371,374)
---------------------------------------------------------------------------------------------------------------

NET LOSS                                                  $  (4,382,785)    $   (4,589,413)    $   (17,773,157)
===============================================================================================================
LOSS PER SHARE:

ADD: CUMULATIVE PREFERRED STOCK DIVIDENDS (Note 5)              206,462            234,592
-------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $  (4,589,247)    $   (4,824,005)
===========================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (15.15)    $       (34.15)
===========================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      302,946            141,271
===========================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                 ---------------         ------------         PAID-IN
                                                 SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
                                                 ------     ------    ------      ------      -------


BALANCE, MAY 31, 1992                               -      $  -          40,843    $220,004  $4,472,062
Common stock issued for:
     Cash                                           -         -          10,252      48,247     510,697
     Research and development and services          -         -           6,513      34,195     393,241
     Patent and licensing costs                     -         -           5,000      26,250     105,000
     Prepaid market research                        -         -          16,429      86,250     345,000
Common stock to be issued                           -         -          -           -          163,958
Net loss from June 1 through December 31, 1992      -         -          -           -           -
                                               ---------------------------------------------------------
BALANCE, DECEMBER 31, 1992                          -         -          79,037     414,946   5,989,958
                                               =========================================================

Common stock issued for:
     Cash                                           -         -           8,936      46,913     284,312
     Patent and licensing costs                     -         -          14,286      75,000     714,000
     Research and development, compensation
     and services                                   -         -          10,357      54,375     759,669
Common stock to be issued                           -         -          -           -           -
Net loss for 1993                                   -         -          -           -           -
                                               ---------------------------------------------------------
BALANCE, DECEMBER 31, 1993                          -      $  -         112,616    $591,234  $7,747,939
                                               =========================================================


                                                      COMMON         DEFERRED
                                                      STOCK           COMPEN-   ACCUMULATED
                                                   TO BE ISSUED       SATION      DEFICIT      TOTAL
                                                   ------------       ------      -------      -----

BALANCE, MAY 31, 1992                          $    -               $    -      ($3,706,702)   $985,364
Common stock issued for:
     Cash                                           -                    -           -          558,944
     Research and development and services          -                    -           -          427,436
     Patent and licensing costs                     -                    -           -          131,250
     Prepaid market research                        -                    -           -          431,250
Common stock to be issued                           75,000               -           -          238,958
Net loss from June 1 through December 31, 1992      -                    -         (791,994)   (791,994)
                                               ---------------------------------------------------------
BALANCE, DECEMBER 31, 1992                          75,000               -       (4,498,696)   1,981,208
                                               =========================================================

Common stock issued for:
     Cash                                          (75,000)              -           -          256,225
     Patent and licensing costs                     -                    -           -          789,000
     Research and development, compensation
     and services                                   -                    -           -          814,044
Common stock to be issued                           42,000               -           -           42,000
Net loss for 1993                                   -                    -       (1,779,841) (1,779,841)
                                               ---------------------------------------------------------
BALANCE, DECEMBER 31, 1993                         $42,000          $    -      ($6,278,537) $2,102,636
                                               =========================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 PREFERRED STOCK         COMMON STOCK
                                                 ---------------         ------------         PAID-IN
                                                 SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
                                                 ------     ------    ------      ------      -------

BALANCE, JANUARY 1, 1994                            -       $ -         112,616    $591,234  $7,747,939
Reverse stock split                                 -         -         (93,845)   (492,684)    492,684
Common stock issued for:
     Cash                                           -         -          10,995      57,723     426,539
     Research and development, compensation
        and services                                -         -          17,312      90,887   1,039,961
     Patent and licensing costs                     -         -          12,857      67,500     285,833
     Conversion of debt                             -         -           1,350       7,087      45,277
Common stock to be issued                           -         -          -           -           -
Accrued stock issuance                              -         -          -           -           -
Net loss for 1994                                   -         -          -           -           -
                                               ---------------------------------------------------------
BALANCE, DECEMBER 31, 1994                          -         -          61,285     321,747  10,038,233
                                               =========================================================

Common stock to be issued                           -         -          -           -           -
Common stock issued for: (Notes 5 and 6)
     Cash                                           -         -           1,229       6,450      23,550
     Patent and licensing costs                     -         -             571       3,000      47,000
     Research and development, compensation
        and services                                -         -          25,822     135,567   1,427,563
     Conversion of debt                             -         -           9,821      51,563     223,437
     Private placement                              -         -          21,175     111,163     863,606
Accrued stock issuance (Note 4)                     -         -          -           -           -
Issuance of warrants (Note 5)                       -         -          -           -          153,000
Issuance of preferred stock (Note 5)               153,750   384,375     -           -           -
Net loss for 1995                                   -         -          -           -           -
                                               ---------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         153,750  $384,375    119,903    $629,490 $12,776,389
                                               =========================================================

                                                      COMMON         DEFERRED
                                                      STOCK           COMPEN-    ACCUMULATED
                                                   TO BE ISSUED       SATION       DEFICIT      TOTAL
                                                   ------------       ------       -------      -----

BALANCE, JANUARY 1, 1994                           $42,000          $    -       ($6,278,537) $2,102,636
Reverse stock split                                 -                    -            -           -
Common stock issued for:
     Cash                                          (42,000)              -            -          442,262
     Research and development, compensation
        and services                                -                    -            -        1,130,848
     Patent and licensing costs                     -                    -            -          353,333
     Conversion of debt                             -                    -            -           52,364
Common stock to be issued                          796,250               -            -          796,250
Accrued stock issuance                              -                    66,406       -           66,406
Net loss for 1994                                   -                    -        (3,088,296) (3,088,296)
                                               ----------------------------------------------------------
BALANCE, DECEMBER 31, 1994                         796,250               66,406   (9,366,833)  1,855,803
                                               ==========================================================

Common stock to be issued                          201,959               -            -          201,959
Common stock issued for: (Notes 5 and 6)
     Cash                                           -                    -            -           30,000
     Patent and licensing costs                     -                    -            -           50,000
     Research and development, compensation
        and services                                -                    -            -        1,563,130
     Conversion of debt                             -                    -            -          275,000
     Private placement                            (974,769)              -            -           -
Accrued stock issuance (Note 4)                     -                   181,094       -          181,094
Issuance of warrants (Note 5)                       -                    -            -          153,000
Issuance of preferred stock (Note 5)                -                    -            -          384,375
Net loss for 1995                                   -         -          -        (3,140,828) (3,140,828)
                                               ----------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         $23,440             $247,500 ($12,507,661) $1,553,533
                                               ==========================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                        ---------------         ------------         PAID-IN
                                                        SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
                                                        ------     ------    ------      ------      -------
(Note 5)
BALANCE, JANUARY 1, 1996                                  153,750  $384,375     119,903    $629,490 $12,776,389
Stock issued for:  (Note 6)
     Research and development, compensation
        and services                                      -         -           12,892      67,680     537,615
     Issuances of convertible preferred stock              93,750   234,375      -           -           -
     Exercise of warrants                                 -         -            4,643      24,375     250,625
Series I convertible preferred conversion to 6%
     cumulative convertible Series A preferred stock     (247,500) (618,750)    -           -          618,750
Issuance of 6% cumulative convertible Series A
     preferred stock                                    1,847,500    18,475     -           -        6,261,504
Issuance of redeemable warrants                            -        -           -           -          295,670
Common stock dividend issued to 6% cumulative
     convertible Series A preferred stockholders           -        -            2,047      10,749      90,002
Common stock dividend distributable to 6%
     cumulative convertible Series A preferred
     stockholders                                          -        -           -           -          117,111
Common stock issued for conversion of 6%
     cumulative convertible Series A preferred
     stock                                               (504,000)   (5,040)    57,600     302,400    (297,360)
Net loss for 1996                                          -        -           -           -           -
                                                      ---------------------------------------------------------
BALANCE DECEMBER 31, 1996                               1,343,500   $13,435    197,085  $1,034,694 $20,650,306
                                                      =========================================================

                                                             COMMON         DEFERRED
                                                             STOCK           COMPEN-   ACCUMULATED
                                                          TO BE ISSUED       SATION      DEFICIT      TOTAL
                                                          ------------       ------      -------      -----
(Note 5)
BALANCE, JANUARY 1, 1996                                  $23,440            $247,500 ($12,507,661) $1,553,533
Stock issued for:  (Note 6)
     Research and development, compensation
        and services                                       -                    -           -          605,295
     Issuances of convertible preferred stock              -                    -           -          234,375
     Exercise of warrants                                  -                    -           -          275,000
Series I convertible preferred conversion to 6%
     cumulative convertible Series A preferred stock       -                    -           -           -
Issuance of 6% cumulative convertible Series A
     preferred stock                                       -                    -           -        6,279,979
Issuance of redeemable warrants                            -                    -           -          295,670
Common stock dividend issued to 6% cumulative
     convertible Series A preferred stockholders           -                    -         (100,751)     -
Common stock dividend distributable to 6%
     cumulative convertible Series A preferred
     stockholders                                          16,730               -         (133,841)     -
Common stock issued for conversion of 6%
     cumulative convertible Series A preferred
     stock                                                 -                    -           -           -
Net loss for 1996                                          -                    -       (4,589,413) (4,589,413)
                                                      ---------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                $40,170            $247,500 ($17,331,666) $4,654,439
                                                      =========================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                             ---------------         ------------         PAID-IN
                                                             SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
                                                             ------     ------    ------      ------      -------
(Note 5)
BALANCE, JANUARY 1, 1997                                     1,343,500  $13,435     197,085  $1,034,694 $20,650,306
Stock issued for:  (Note 6)
     Research and development, compensation
        and services                                            -         -          69,140     362,984     110,937
Common stock dividend distributable to 6%
     cumulative convertible Series A preferred
     stockholders                                               -         -           8,102      42,538     180,654
Common stock issued for conversion of 6%
     cumulative convertible Series A preferred
     stock                                                  (1,343,500) (13,435)    153,543     806,100    (792,665)
Accrued stock issuance (Note 5)                                 -         -           8,392      44,062     228,882
Effect of one-for-thirty-five reverse stock split (Note 5)                                   (2,224,939)  2,224,939
Net loss for 1997                                               -         -          -           -           -
                                                           ---------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                           0        0     436,262      65,439  22,603,053
                                                           =========================================================

                                                                   COMMON         DEFERRED
                                                                   STOCK           COMPEN-   ACCUMULATED
                                                                TO BE ISSUED       SATION      DEFICIT      TOTAL
                                                                ------------       ------      -------      -----
(Note 5)
BALANCE, JANUARY 1, 1997                                        $40,170             $247,500 ($17,331,666) $4,654,439
Stock issued for:  (Note 6)
     Research and development, compensation
        and services                                             -         -          -           -           473,921
Common stock dividend distributable to 6%
     cumulative convertible Series A preferred
     stockholders                                               (16,730)   -          -          (206,462)          0
Common stock issued for conversion of 6%
     cumulative convertible Series A preferred
     stock                                                       -         -          -           -                 0
Accrued stock issuance (Note 5)                                  -         -        (224,708)     -            48,236
Effect of one-for-thirty-five reverse stock split (Note 5)       -         -          -           -                 0
Net loss for 1997                                                -         -          -        (4,382,785) (4,382,785)
                                                            ----------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                      $23,440              $22,792 ($21,920,913)   $793,811
                                                            ==========================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          JUNE 1, 1992 TO
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          YEAR ENDED DECEMBER 31,        DECEMBER 31, 1997
                                                           1997             1996            (CUMULATIVE)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                ($4,382,785)    ($4,589,413)           ($17,773,157)
 Adjustments to reconcile net loss
   to net cash (used in) operating activities:
     Loss from discontinued operations from
     January 1 through May 31,1992                           -                                      (100,599)
     Stock paid for services                                 472,957         605,295               4,600,993
     Compensation recognized relating to
       accrued employee stock grants and warrants             48,236               0                 448,736
     Bad debt expense                                         46,473                                 441,193
     Depreciation and amortization                           358,106         320,850               1,961,664
     Amortization of loan origination fees and
       original issue discount                                               942,620                 942,620
     Loss (gain) on disposal of fixed assets                  (2,678)          7,373                 107,290
     Loss on Impairment of license agreement                 487,784                                 487,784
     Reversal of litigation outstanding at end of prior year                                        (286,996)
     Loss on sale of marketable securities                                                            48,290
     Net unrealized loss on marketable securities                                                     37,000
     Loss on disposal of oil and gas operations                                                      368,894
     Increase (decrease) from changes in:
       Accounts receivable                                   (53,072)         (8,563)                (59,120)
       Interest receivable                                                                             8,053
       Amounts due from related party                                                                  1,682
       Inventory                                             (89,259)         47,214                (189,638)
       Prepaid royalties                                                      15,000                (160,000)
       Prepaid expenses and other assets                      89,918        (106,227)               (220,733)
       Other assets                                           (1,831)         (6,662)                (52,834)
       Accounts payable                                      269,931         (91,320)                367,895
       Termination obligation                               (132,084)        246,667                 114,583
       Accrued expenses                                      (45,404)        104,809                 103,232
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                    ($2,933,709)    ($2,512,357)            ($8,803,169)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                                 (381,188)               (906,298)
       Purchase of property and equipment                    (86,142)       (140,272)               (368,788)
       Proceeds from sale of property and equipment           77,226                                  77,226
       Other (proceeds from sale of marketable
         securities and loan repayments)                                                             175,188
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                        ($8,916)      ($521,460)            ($1,022,672)
-------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         JUNE 1, 1992 TO
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          YEAR ENDED DECEMBER 31,       DECEMBER 31, 1997
                                                           1997             1996           (CUMULATIVE)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from related party                                                           $22,608
       Proceeds from preferred stock and warrant
          issuance (net of offering costs)                                $6,431,079             6,431,079
       Proceeds from notes payable                          $100,000         912,500             2,295,000
       Principal payments on notes payable                                (2,000,000)           (2,050,000)
       Proceeds from common stock to be issued                                     -             1,237,167
       Proceeds from issuing common stock                                          -             1,364,052
       Proceeds from warrant exercise                                        275,000               275,000
       Capital lease                                          (1,103)         (2,380)                    0
       Advances on private common stock placement                                                  296,440

-----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    $98,897      $5,616,199            $9,871,346
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      (2,843,728)      2,582,382                45,505

Cash and cash equivalents, beginning of period             2,889,233         306,851                     0
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $45,505      $2,889,233               $45,505
-----------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      1997            1996
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
     Interest                                                                      $  -              $81,387

     Income taxes                                                                    $800             $1,600

STOCK ISSUED FOR:
     Research and development                                                    $182,361           $323,709
     Public relations and marketing services                                       50,046             97,202
     Legal, professional and employee services                                    186,853            125,320
     Directors' fees                                                               32,521             59,064
     Manufacturing costs                                                            9,876              -
     Termination Agreement                                                         10,300
                                                                             --------------------------------
                                                                                 $473,921           $605,295
                                                                             --------------------------------

      Common stock dividends distributable and issued to 6% cumulative
          convertible Series A preferred stockholders                            $206,462         $234,592


NON-CASH INVESTING ACTIVITY:
Application of deposit to the purchase of property and equipment:                $  -              $36,000

Application of prepaid royalties to the purchase of license agreements:          $  -             $160,000

Reclassification of inventory to property and equipment:                         $  -              $36,313


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

During the year ended 1997 and 1996, deferred compensation expense of $48,236 was recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to certain employee agreements in January and September 1997, 7,856 and 536 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 and $25,444 were reclassified to common stock and additional paid-in capital.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES

Description of Business

Medical Device Technologies, Inc. (the "Company"), is a public company incorporated in Utah on February 6, 1980 and headquartered in San Diego, California. The Company's Common Stock currently trades over-the-counter under the symbol "MEDD". Prior to 1992, the Company's business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical device company. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the change of focus.

The Company has developed three innovative medical device products. The first product, the Fluid Alarm System (FAS), formerly called the Personal Alarm System
(PAS), is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS), is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. The third product, the Intracranial Pressure Monitoring System (ICP), is a diagnostic device that measures pressures within the skull noninvasively. The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in 1997 and deemed the ICP license to have no future value.

Inventory

The inventory balance shown at December 31, 1997 consisted of $109,826 of finished goods, net of reserve of $5,711, $0 work in process and $79,812 of parts and materials. The inventory balance at December 31, 1996 consisted of $20,685 of finished goods, net of reserve of $7,900, $20,643 work in process and $59,051 of parts and materials. Inventory is valued at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to seven years.

Loan Origination Fees and Original Issue Discount

In conjunction with the Company's private placements of short-term notes payable and preferred stock (Note 3), the Company incurred loan origination fees of $62,500. An original issue discount of $378,245 was recorded in 1996 on the notes payable. These amounts were amortized over the expected term of the notes (approximately five months in 1996). All short-term notes were repaid with the proceeds of the Company's public offering of 6% cumulative convertible Series A preferred stock and redeemable warrants, completed in June 1996 (See Notes 3 and 5).

License Agreements

The Company has entered into various license agreements whereby the Company has acquired the exclusive worldwide rights to develop, commercialize, manufacture, and sell its products. In addition, the Company paid finder's fees relating to two of its products. These costs, along with legal costs to register the related patents, have been capitalized and are being amortized over the estimated useful life of the license agreement.

The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

The Company will continue to monitor the markets for its products, the emergence of competitive products and technologies and associated events, and will adjust the lives of its patent licenses accordingly.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes, (SFAS No. 109)." This statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS No. 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Loss Per Common Share

In 1997, the FASB issued Statement of Financial Accounting Standards
No.128, "Earnings Per Share" (SFAS No. 128) This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this pronouncement and it had no effect on its loss per share computations.

 Loss per share is based on the weighted average number of common shares outstanding during each period presented. For years ended December 31, 1997 and 1996, outstanding stock options and warrants of 97,850 and 89,421, respectively, are not included in the diluted earnings per share calculation since their effect would be anti-dilutive. Weighted average number of common shares outstanding during the years ended December 31, 1997 and 1996 includes stock to be issued.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable and accounts payable approximate fair value because of their short maturity.

The fair value of the Company's notes payable is based on current rates offered to the Company for debt of the same remaining maturities.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect on its results of operations; however, disclosures with respect to the aforementioned items may be increased.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations, negative working capital and is dependent on the success of its medical devices which have yet to generate any significant sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking to fund its immediate and longer-term working capital needs from funds to be obtained through a corporate acquisition or merger with another entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities. However, neither the consummation nor the success of an acquisition or merger, nor the receipt of additional funds can be assured. In the event the Company can not obtain additional financing, the Company would have to substantially curtail product as well as research and development plans due to lack of funds. The long-term viability of the Company is dependent on its ability to profitably develop and market its current products and to obtain the financing necessary to fund its anticipated growth.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

2.       License Agreements

License agreements costs are as follows:
                                                   December 31,
                                                   ------------
                        Useful Life         1997                  1996
                        -----------         ----                  -----
         CRS               10 Years     $1,338,624              $1,338,624
         ICP                                     -                 942,505
         FAS               10 Years        486,188                 486,188
                                        -----------             -----------
                                         1,824,812               2,767,317
Less: Accumulated amortization             745,570                 903,149
                                        -----------             -----------
                                        $1,079,242              $1,864,168
                                        ===========             ===========

Amortization expense was $297,142 and $275,262 for the years ended December 31, 1997 and 1996, respectively.

The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a 1997 default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

3.       Short-term Notes Payable

Pursuant to a Confidential Private Placement Memorandum dated October 27, 1995, the Company affected between December 14, 1995 and December 27, 1995, a private placement of short-term notes and 153,750 shares of Series I convertible preferred stock. Of the $1,025,000 gross proceeds, $384,375 was allocated to the preferred stock and represented the original issue discount on the notes at December 31, 1995. The proceeds of the private placement provided working capital.

On January 24, 1996, the Company completed the private placement and issued additional short-term notes and 93,750 shares of Series I convertible preferred stock. Of the additional $625,000 gross proceeds, $234,375 was allocated to the preferred stock and represented additional original issue discount on the notes. The Company also utilized these proceeds for working capital.

Notes sold in the private placement bore interest at 10% per annum and matured at the earlier of (i) the expiration of twelve months after their issuance or
(ii) receipt by the Company of at least $3,000,000 in gross proceeds from (a) a public or private sale of its securities, (b) a joint venture, or (c) a licensing agreement. The original issue discount had been fully amortized as of December 31, 1996. Subsequent to the public offering in June 1996, the Company repaid these private placement notes in full.

During the second quarter of 1996, the Company issued $350,000 ($225,000 to two of the Company's directors) in principal amount of 12% short-term notes payable to six individuals to finance its operations until its public offering could be completed. Subsequent to the public offering in June 1996, the Company repaid these short-term notes in full (see Note 7). Interest paid related to these notes amounted to $10,500 for the year ended December 31, 1996. In connection with the issuance of these short-term notes, the Company also issued 3,920 warrants to purchase 3,920 shares of common stock to the six individuals at exercise prices from $44.10 to $48.30 which vested immediately and expire three years from issuance. In connection with the issuance of these warrants, the Company recognized, based on a valuation of these warrants, $143,870 as additional interest expense during the year ended December 31, 1996.

During the fourth quarter of 1997, the Company issued $100,000 ($50,000 to three of the Company's directors) in principal amount of 36% short-term convertible notes payable, due April 18, 1998, to five individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of Common Stock. Interest paid to these individuals and to the directors was $0 and accrued interest amounted to $4,400 for the year ended December 31, 1997. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 7). In connection with the issuance of the warrants, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

4.      Commitments and Contingencies

Operating Leases

The Company is currently leasing its offices under an operating lease which expires in July 1998. Future minimum lease payments under this and other operating leases are as follows:


Year-ending December 31,                                       Amount
------------------------                                       ------


        1998                                                  $44,842
        1999                                                   29,212
        2000                                                   29,212
        2001                                                   29,212
        2002                                                   15,525
                                                             ---------

                                                             $148,003
                                                             =========

Rent expense, including month to month leases, was $106,306 and $88,157 for the years ended December 31, 1997 and 1996, respectively.

Royalty Agreements

In June 1994, the Company entered into a royalty agreement when it purchased the exclusive license and received the technology and developments relating to the FAS device. In 1996, the agreement was revised wherein the Company purchased all past and future royalty obligations from the licensor for an additional $81,188 and was also extended for an additional year so that it now expires June 1, 2005. In addition, the Company entered into a royalty agreement when it obtained the exclusive license to the Signal Modulation Barrier Monitor, which is a component part of the FAS. Pursuant to this license agreement, the Company will pay royalties of 1.25% of the average retail sales price on all net sales, through the life of the future patent, when registered. The Company obtained FDA clearance for the FAS and began marketing the device in 1996.

In August 1992, the Company entered into a royalty agreement when it purchased the exclusive license and technological rights relating to the CRS device. The Company will pay royalties to a party amounting to 5% of the average retail sales price on all net sales subject to a minimum of $100,000 per year starting from 1996. The Company is also required to pay royalties of $100,000 in twenty equal quarterly installments of $5,000 beginning January 1, 1997, pertaining to calendar years 1994 and 1995. Through December 31, 1997, the Company has paid $620,000 and issued 6,514 shares of common stock pursuant to the original CRS license agreement. The Company can terminate this agreement with 90 days written notice at which time all patent rights will cease. In 1996, the Company purchased the future royalty rights from an individual for $300,000 and have capitalized this amount into License Agreements (see Note 2). This payment reduced the royalty percentage payable on the CRS by 50% of the original amount

In January 1998, the Company's license for the ICP was revoked by the licensor after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. In 1997, the Company recorded an impairment loss on the ICP license in the amount of $487,784. The Company deemed the ICP license to have no future value (see Note 2).

Medical Advisory Agreements

On January 1, 1998, the Company had agreements with medical advisors for a one- to two-year term. The agreements provide for shares of common stock to be issued to each advisor per year, issued semi-annually, as determined by the Chairman of the Board.

Employment Agreements

In August 1994, the Company entered into an exclusive four-year term employment with the Chief Executive Officer. The employment agreement provides for a base salary of $162,000 per year in addition to three thousand five hundred and seventy-two (3,572) shares of the common stock at the end of two years of continuous satisfactory employment by the Company. On August 2, 1996, the Board of Directors changed the date which the Chief Executive Officer is entitled to received these shares to January 2, 1997. In addition, the Chief Executive Officer received 2,858 common stock purchase warrants which are exercisable over a five (5) year period ending August 31, 1999 at $70.00 per share.

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

In March 1996, the Company terminated the services of a former officer. The Company entered into a termination agreement with the former officer which terminated his existing employment and severance agreements, and also provided for mutual general releases. Under the termination agreement, the former officer is entitled to receive grants awarded to him under his original employment agreement of 2,858 shares of the Company's common stock on August 31, 1996 and 2,143 common stock purchase warrants, which expire on August 31, 1999 and are exercisable at a price of $70.00 per share, after the earlier of August 31, 1996 or the completion of a public offering of the Company's securities. The termination agreement also provides for the former officer to receive $357,667 over a 29 month period commencing on April 1, 1996 and ending August 31, 1998, and 1,072 common stock purchase warrants which are exercisable from August 31, 1998 through August 31, 2001, at a price of $28.00 per share. The Company is in default of its payment obligations under the termination agreement and is currently negotiating new payment arrangements with the former officer. As of December 31, 1997, the unpaid obligation was $114,583.

In March 1996, the Company entered into an exclusive employment agreement with the Vice President of New Business Development for a three-year term providing for a base salary of $108,000 per annum. The agreement also provides for seven hundred and fifteen (715) shares of the Company's common stock; one half of the shares of common stock vested on March 15, 1997 and the remaining shares vested on March 15, 1998. In addition, the agreement provides for warrants to purchase one thousand and seventy-two (1,072) shares of the Company's common stock at $28.00 per share. One-quarter (1/4) of the warrants were issued on each of March 15, 1997 and 1998 and one-quarter (1/4) of the warrants are to be issued on each of March 15, 1999 and 2000. The warrants are exercisable for a period of six (6) years from the date of issuance.

In March 1996, the Company entered into a non-exclusive employment agreement with the Chief Financial Officer for a three-year term providing for a base salary of $60,000 per annum based upon a three day work week. In the event the Chief Financial Officer's services are required by the Company in excess of three days per week, he is to be compensated at $600 per day. The employment agreement provides for three hundred and fifty-eight (358) shares of the Company's common stock; 179 shares of common stock which vested on each of March 15, 1997 and 1998. In addition, the Chief Financial Officer is entitled to receive warrants to purchase seven hundred and fifteen (715) shares of the Company's common stock at $28.00 per share. One-quarter (1/4) of the warrants were issued on each of March 15, 1997 and 1998 and one-quarter (1/4) of the warrants are to be issued on each of March 15, 1999 and 2000. The warrants are exercisable for a period of six (6) years from the date of issuance. The Chief Financial Officer resigned effective February 17, 1998.

Litigation

The Company prevailed in two separate lawsuits in calendar year 1996

In one case instituted in the Superior Court of the State of California, County of San Diego, the Company was awarded, after trial, $1,978,893 in damages and costs against Chandler Church and Company and affiliated entities based upon claims sounding in breach of contract and breach of constructive trust.

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

In January 1998 the Company was sued for payment of work allegedly performed for the Company by a third party in the amount of approximately $93,000. The Company is currently negotiating with the third party, but it is uncertain whether a mutually agreeable settlement can be reached and litigation avoided. The Company has accrued the $93,000 in accounts payable as of December 31, 1997. If the Company cannot reach such a settlement with the third party, accelerated payments of amounts due, if any, and/or litigation expense could have a material adverse effect on the Company, if it is not able to raise additional capital through an acquisition or placement of debt or equity securities, or both.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

5.      Stockholders' Equity

Preferred Stock

In April 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of $.01 par value preferred stock. In December 1995, the Company further amended its Articles of Incorporation to authorize 187,500 of Series I convertible preferred stock in conjunction with its private placement of short-term notes payable (see Note 3). As a result of this private placement offering, the Company issued 153,750 shares of Series I convertible preferred stock with an assigned value of $384,375 (see Note 3). On January 19, 1996, the Company again amended its Articles of Incorporation to increase the authorized shares of Series I convertible preferred stock from 187,500 to 247,500. On January 24, 1996, the Company issued an additional 93,750 shares of Series I convertible preferred stock. These preferred shares were considered an original issue discount associated with the notes payable and were amortized over approximately the first five months of 1996 (see Note 3).

On June 24, 1996, the Company completed a public offering of 1,500,000 shares of 6% cumulative convertible Series A preferred stock (the "Preferred Stock") and 1,500,000 redeemable common stock purchase warrants (the "Redeemable Warrants") resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four thirty-fifths (4/35) share of common stock at $43.75 per share and each Redeemable Warrant enables the holder to purchase two thirty-fifths share for a total of $131.25. As part of the terms of this offering, the holders of the Series I convertible preferred stock exchanged their preferred stock for the Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock, by its terms, automatically converted into four thirty-fifths (4/35) share of common stock on July 24, 1997.

In August 1996, the Company received net proceeds of $459,800 as the result of the underwriter's exercise of its over-allotment option under the June 24, 1996 public offering to purchase an additional 6,429 Redeemable Warrants and an additional 100,000 shares of Preferred Stock. These proceeds were offset by additional offering costs of $93,203 related to the June 1996 public offering that were recorded during the third quarter.

During the fourth quarter of 1996, 504,000 shares of the Preferred Stock were converted into 57,600 shares of common stock; during the first quarter of 1997, 94,920 shares of Preferred Stock were converted into 10,848 shares of common stock; and during the second quarter of 1997, 31,927 shares of Preferred Stock were converted into 3,649 shares of common stock. On July 24, 1997, each of the then-outstanding shares of Preferred Stock, by their terms, automatically converted into four thirty-fifths (4/35) share of common stock.

Common Stock

On June 20, 1996, the directors of the Company approved a one-for-two reverse split of the common stock. On March6, 1998, the directors of the Company approved an additional one-for-thirty-five reverse split of the Common Stock of the Company. All share balances have been retroactively restated in the accompanying consolidated financial statements to reflect the reverse stock splits.

On September 9, 1996, the Company issued 2,047 shares of common stock as a dividend for the period through August 31, 1996 for the Preferred Stockholders of record as of August 12, 1996.

On November 11, 1996, the Company declared a common stock dividend of 3,186 shares to Preferred Stockholders of record as of December 10, 1996. On June 12, 1997 the Company declared a common stock dividend of 4,345 shares to Preferred Stockholders of record as of June 27, 1997 and on July 24, 1997 declared a common stock dividend of 571 shares to Preferred Stockholders of record as of July 24, 1997. The shares for the November 1996 dividend and for the June 1997 dividend were issued in January 1997 and July 1997, respectively and, accordingly, were recorded as common stock dividend distributable and additional paid-in capital at December 31, 1996 and at June 30, 1997, respectively. The number of shares paid on the Preferred Stock as a dividend was calculated based on the 10 day moving average price of the common stock during the 30 days prior to the declaration date, subject to a maximum price of $105.00 and minimum price of $42.00 per share. Fractional shares were rounded up.

During the year ended December 31, 1996, as a result of individuals exercising 4,643 private warrants, the Company issued 4,643 shares of common stock for $275,000. No warrants were exercised in 1997.

Pursuant to certain employment agreements in January and September 1997, 7,856 and 536 shares of accrued employee common stock grants were issued, respectively. Accordingly, deferred stock compensation of $247,500 and $25,444 was reclassified to common stock and additional paid-in capital in the first and third quarters of 1997, respectively.

Options and Warrants

The Company has issued options and warrants in connection with various private placements, the public offering in 1996, and certain other agreements with and compensation to employees and consultants. The Company's options and private warrants allow the holder to purchase one share of the Company's common stock at a specified price and the public warrants each allow the holder to purchase two shares at $65.625 per share.


Options and private and public warrants granted and issued by the Company consisted of:

                                                                                                Weighted
                                                                         Number              Average Price
------------------------------------------------------------------------------------------------------------------
Balance outstanding, January 1, 1996                                          25,322            $67.20
Warrants granted                                                              12,563             35.00
Warrants issued (public-Redeemable)                                           56,358             65.80
Warrants exercised (private only)                                             (4,643)            59.15
Warrants expired (private only)                                                 (179)            42.00
------------------------------------------------------------------------------------------------------------------
Balance outstanding, December 31, 1996                                        89,421            103.60
Options granted                                                               10,572             20.65
Warrants granted                                                              11,429              4.20
Warrants expired                                                             (13,572)            75.95
==================================================================================================================

Balance outstanding, December 31, 1997                                        97,850            $49.08
Equivalent common shares                                                     154,208            $55.19
==================================================================================================================

Options and Warrants exercisable                                              81,582            $54.23
Equivalent shares resulting                                                  137,941            $58.96
==================================================================================================================

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 1997 or 1996 as the fair market value of the options and warrants was below the exercise price on their respective dates of issuance.


Information relating to options and warrants at December 31, 1997 summarized by exercise price is as follows:


                                    Outstanding                                 Exercisable
                           -----------------------------------------------------------------------------
                                             Weighted Average                      Weighted Average
                                             ----------------                      ----------------
Exercise Price             Equiv.                                               Equiv.     Exercise
Per Share                  Shares       Life (Year)     Exercise Price          Shares      Price

        $4.20              11,429              0.5            $4.20            11,429         $4.20
        20.65              10,572             10.0            20.65                 0         20.65
        28.00              10,429              6.0            28.00             4,733         28.00
        44.10               2,849              3.0            44.10             2,849         44.10
        45.15                 554              3.0            45.15               554         45.15
        48.30                 518              3.0            48.30               518         48.30
        65.80             112,714              3.0            65.80           112,714         65.80
        70.00               5,143              4.6            70.00             5,143         70.00
---------------------------------------------------------------------------------------------------
        $4.20-$70.00      154,208              3.6           $55.19           137,941        $58.96
===================================================================================================

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been increased to the pro forma amounts presented below:

                                                   1997               1996
--------------------------------------------------------------------------------

    Net loss
        As reported                             $(4,382,785)        $(4,589,413)
        Pro forma                               $(4,535,746)        $(4,706,420)

    Loss attributable to common stockholders
        As reported                             $(4,589,247)        $(4,824,005)
        Pro forma                               $(4,742,208)        $(4,941,012)

    Basic and diluted loss per share
        As reported                             $(15.15)                $(34.15)
        Pro forma                               $(15.65)                $(34.97)

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for years ended December 31, 1997 and 1996: expected life of 10 and
5.4 years; expected volatility of 33.5% and 98%; risk-free interest rate of 6%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 1997 and 1996 approximated $11.90 and $39.55 per option and warrant.

Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous warrant grants. The above numbers do not include the effect of warrants granted prior to 1996 that vested in 1996 and 1997.

6.       Employee Benefit Plans

Compensatory Stock Benefit Plans

In each of the four most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 142,858 shares of common stock under Form S-8 on December 5, 1997, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until January 10, 1999. During 1997 and 1996, 69,140 and 12,892 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

Beginning in 1997, compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the time of issuance (fair value method) and amortized over the applicable period.

Defined Contribution Plan

In August 1996, the Company adopted the Medical Device Technologies, Inc. Employee Retirement Savings and Profit Sharing Plan (the "Plan"). The Plan is a defined contribution profit sharing plan which allows the employee to participate once hired. Total expense for its full time employees amounted to $10,341 for the year ended December 31, 1997.

7.       Related Party Transactions

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

During the fourth quarter of 1997, the Company issued $100,000 in principal amount of 36% short-term convertible notes payable, due April 18, 1998, to five individuals, including three directors, to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of common stock. Interest paid to these individuals and to the directors was $0 and accrued interest amounted to $4,400 for the year ended December 31, 1997. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share. In connection with the issuance of the warrants, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

8.       Income Taxes

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                                       December 31,
                                                       ------------
                                             1997                      1996
                                             ----                      ----

Inventory reserve                           $(949)                   $3,621
Accrued vacation                            9,872                     4,385
Bad debt reserve                           19,148                         -
Other                                           -                       975
Net operating loss carryforwards        7,782,227                 6,141,687
                                       -----------               -----------
                                        7,810,298                 6,150,468
Valuation allowance                    (7,810,298)               (6,150,468)
                                       -----------               -----------
   Total                                        -                         -
                                       ===========               ============

At December 31, 1997, the Company had approximately $20,660,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2012. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change,for which the issuance of the preferred stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2012, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset of $7,810,298 and $6,150,468 at December 31, 1997 and 1996, respectively.


9.       Subsequent Events

On March 11, 1998, the Company signed a letter of intent to acquire Vision Diagnostics, Inc., for undisclosed consideration. Vision Diagnostics, Inc. owns and operates medical diagnostics imaging centers that provide diagnostic imaging technology to the US medical marketplace.