Form 10QSB
period 1998-03-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1998-05-15
CIK 723906

US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
     (Mark One)
        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 1998, was $563,422.

As of April 30, 1998, Registrant had outstanding 560,312 shares of common stock and 56,363 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

            Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1997............................................   F-1

            Consolidated Statements of Operations for the Three Months
            Ended March 31, 1998 and 1997................................   F-3

            Consolidated Statement of Stockholders' Equity for the
            Three Months Ended March 31, 1998............................   F-4

            Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 1998 and 1997......................................   F-5

            Notes to Consolidated Financial Statements...................   F-8

Item 2.     Management's Discussion And Analysis And Plan Of Operation...   1


PART II  OTHER INFORMATION

Item 1.     Legal Proceedings............................................   9

Item 2.     Changes in Securities........................................   9

Item 3.     Defaults Upon Senior Securities..............................   9

Item 4.     Submission of Matters to a Vote of Security Holders..........   9

Item 5.     Other Information............................................   9

Item 6.     Exhibits and Reports on Form 8-K.............................   9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended March 31, 1998.

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

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of March 31, 1998, the Company's Common Stock, par value $.15 per share (the "Common Stock") is traded over-the-counter under the symbol "MEDD". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and Common Stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company has filed a formal objection to NASDAQ's delisting of its Common Stock. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to Common Stock at a ratio of 4 (four) shares of Common Stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at March 31, 1998.

Effective as of January 1, 1994, the Company, (A Development Stage Company), has been engaged full-time in identifying, developing and bringing to market medical devices which the Company believes are innovative, represent improvements over existing products, or are responsive to a presently unfulfilled need in the marketplace. The Company's strategy consists of: (i) identifying patented technologies in the medical device field that it believes have potential commercial viability but still require refinement and regulatory clearance, (ii) license or acquire the technologies, (iii) complete product development and obtain the requisite regulatory clearance of such products, and (iv) attempt to commercialize or sublicense such technologies by entering into agreements with one or more entities for clinical development, manufacturing and marketing of such products. Through this strategy, the Company believes that it can play a role in bridging the gap between viable patented technologies and their commercialization. The Company identified and acquired three licenses to develop the following products, the Fluid Alarm System (FAS), formerly the Personal Alarm System (PAS), the Cell Recovery System (CRS) and the Intracranial Pressure Monitoring System (ICP). The Company believes the FAS and CRS have potential commercial viability. The FAS is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The CRS is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

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

The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or established mature businesses.

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

In applying the foregoing criteria, no one of which is now known to be controlling, management will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of the Company's lack of capital, the Company may not discover or adequately evaluate adverse facts about an opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take a substantial amount of time during the coming fiscal year.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity and containing such items as: (I) a description of product, service and company history; (ii) management resumes; (iii) financial information (including projections and audited financial statements, if available); (iv) evidence of existing patents, trademarks or service marks or rights thereto; (v) an explanation of proprietary products and services; vi) present and proposed forms of compensation to management; (vii) a description of transactions between the target and its affiliates during relevant periods;
(viii) a description of present and required facilities; (ix) an analysis of risks and competitive conditions; (x) a financial plan of operation and estimated capital requirements; and (xi) other information deemed relevant under the circumstances, including investor and market makers, but only after the release of public information on the target.

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

Risks
------
As development of each of its medical devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can be expected to grow accordingly. The Company's sales, general and administrative costs include costs related to marketing, promotional and sales activities, in addition to office, administration and overhead expenses.

The Company, which is still in the development stage with respect to its current medical device operations, has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. The following management discussion and analysis and plan of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part 1, Item 1 in this Form 10-QSB.

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


General
-------
The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto referred to in Item 1.

Results of Operations
---------------------

The three months ended March 31, 1998 compared to three months ended March 31, 1997.

Revenues
--------

Operating revenues for the first three months of 1998 were $1,900 compared to $45,500 for the same period in 1997. The decrease of 95.8% is a result of, among other factors, a substantial decrease in promotional resources and distributor recruiting activities compared to that in the same period of 1997 when the FAS launch and public relations campaign was initiated. The Company is continuing, although with greatly reduced capital resources and personnel, to recruit distributors for the FAS worldwide. The FAS accounted for all sales revenue in 1998 and 1997.

Gross Profit
------------

Gross profit for the first three months of 1998 was $1,281 as compared to $6,280 for the first three months of 1997. The decrease is the result of greatly reduced sales and production activities.

Operating Expenses
------------------

Research and Development

Research and development costs (gains) in the first quarter of 1998 were $(3,394), as compared to $319,691 in 1997, representing a decrease of 101.1%. This decrease was due to postponement of research and development expenditures on all products in 1998 coupled with refunds on the CRS clinical trials insurance and other services as compared to 1997.

Sales, General and Administrative

Sales, general and administrative costs were $291,689 in the first quarter of 1998 as compared to $835,161 in 1997, representing a decrease of 65.1%. This decrease was primarily the result reduced FAS promotion and distributor recruiting efforts and corporate downsizing of the sales, marketing, general and administrative staff and management as compared to 1997.

Losses

The Company's net loss for the first quarter of 1998 was $296,610 as compared to $1,119,444 in 1997, representing a 73.5% decline in the net loss. This reduced loss was primarily attributable to the postponement of research and development expenditures, the reduction of FAS promotion and the sales, marketing, general and administrative personnel downsizing in 1998 as compared to 1997. Loss per common share for the first quarter of 1998 was $0.64 as compared to $5.17 representing a reduction in loss per share of 87.6%. This reduction in loss per common share was primarily attributable to the reduced net loss in the first quarter of 1998 compared to 1997 and secondarily attributable to the increase in the weighted average number of common shares outstanding in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical device operations from the public and private sale of debt and equity securities and the issuance of Common Stock in exchange for services. The Company's cash position at March 31, 1998 was $26,468 as compared to $45,505 at December 31, 1997, representing a 41.8% decrease. In the first three months of 1998, $119,037 of net cash was used for operating activities and $0 was invested in property and equipment. The Company received $100,000 from the proceeds of a private placement of a convertible note in the first quarter of 1998. Net cash used in operating activities in 1998 consisted principally of a net loss of $296,610. This net loss was partially offset by a decrease in other net assets (excluding cash) of $21,843, $87,915 in common stock paid for services in lieu of cash, plus depreciation and accrued compensation expense of $67,815.

Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $616,076 at March 31, 1998 as compared to a negative working capital of $475,196 at December 31, 1997. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to market its products and to fund research and development on products not yet ready for market. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition of or merger with another entity with greater financial resources, or from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

During the fourth quarter of 1997, the Company issued $100,000 ($50,000 to three of the Company's directors) in principal amount of 36% short-term convertible notes payable, due May 18, 1998, to five individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of Common Stock. Interest paid to these individuals and to the directors was $0 at December 31, 1997 and March 31, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $13,400 as of March 31, 1998. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 4). In connection with the issuance of the warrants to the individuals, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

During the first quarter of 1998, the Company issued $100,000 in principal amount of a short-term convertible notes payable, due March, 6 1999 or the date the Company receives funding from any offering or merger with another corporation, to one individual to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of this note, may be converted, at the option of the noteholder, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion. This note accrues interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. Accrued interest amounted to $660 as of March 31, 1998.

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

During the next twelve months, the Company will be required to seek additional sources of financing through private placement of debt and/or equity securities, which cannot be assured. In the event the Company cannot complete a corporate acquisition or merger with another entity with greater financial resources or obtain additional financing, the Company would have to further curtail its operations due to lack of funds. The long-term viability of the Company is dependent upon obtaining the financing necessary to fund its current working capital deficit, funding the operating requirements associated with marketing and developing its current products and to profitably develop and market new products.

Net Operating Loss Carryforward
-------------------------------

At March 31, 1998, the Company had approximately $20,957,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2012. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the Preferred Stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2012, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax assets of $7,810,298.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 on January 1, 1998 and it had no effect on its financial position or results of operations.


Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS No. 131 on January 1, 1998 and it had no effect on its financial position or results of operations.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company is seeking to emerge in 1998 from a development stage to an operating company through a corporate acquisition or merger with another operating entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities. Such proceeds would be used to fund marketing for the FAS and additional clinical testing, continued development, FDA filing, and marketing of the CRS.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1997.

In January 1998, the Company was sued for payment of work allegedly performed for the Company by a third party in the amount of approximately $93,000. The Company is currently negotiating with the third party, but it is uncertain whether a mutually agreeable settlement can be reached and litigation avoided. The Company has accrued the $93,000 in accounts payable as of March 31, 1998. If the Company can not reach such a settlement with the third party, accelerated payments of amounts due, if any, and/or litigation expense could have a material adverse effect on the Company if it is not able to raise additional capital through an acquisition or merger, or through the placement of debt or equity securities, or both.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 2.       CHANGES IN SECURITIES

Effective March 6, 1998, the directors of the Company approved a one (1) for thirty-five (35) reverse split of the common stock in order to meet NASDAQ listing requirements. There were no changes in the common stock voting rights, par value or authorized shares.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.       OTHER INFORMATION

Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule.

The Company filed a Current Report on Form 8-K which was issued April 16, 1998.


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DEVICE TECHNOLOGIES, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus         Chief Executive Officer, President,    May 14, 1998
------------------------    Chief Financial Officer,
 M. Lee Hulsebus, Chairman  Principal Accounting Officer
                            and Secretary




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                             MARCH 31,       DECEMBER 31,
                                                                               1998             1997
                                                                           (unaudited)
                                                                          -------------     -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $     26,468      $     45,505
   Accounts receivable (net of allowance of $46,473 and $46,473                 15,162            15,162
   Inventory (net of reserve of $6,275 and $5,711)                             189,074           189,638
   Prepaid expenses and other assets                                            10,877            44,391
---------------------------------------------------------------------------------------------------------

Total current assets                                                           241,581           294,696
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                      105,188           105,188
   Machinery and equipment                                                     199,373           199,373
   Equipment under capital lease                                                 5,349             5,349
---------------------------------------------------------------------------------------------------------
                                                                               309,910           309,910

   Less accumulated depreciation                                              (151,420)         (136,979)
---------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                     158,490           172,931
---------------------------------------------------------------------------------------------------------

LICENSE AGREEMENTS
       (net of accumulated amortization of $796,293 and $745,570)             1,028,519        1,079,242

OTHER ASSETS                                                                    16,834            16,834
---------------------------------------------------------------------------------------------------------

                                                                          $  1,445,424      $  1,563,703
=========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                        MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,        DECEMBER 31,
                                                                              1998               1997
                                                                           (unaudited)
                                                                           -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $    468,647      $    454,977
   Accrued expenses                                                             74,427           100,332
   Current obligation under termination agreement                              114,583           114,583
   Current convertible notes payable (Note 4)                                  200,000           100,000

---------------------------------------------------------------------------------------------------------

Total current liabilities                                                      857,657           769,892

Commitments and Contingencies

STOCKHOLDERS' EQUITY (NOTE 5)

   Series I convertible preferred stock (247,500 shares
     authorized; 0 issued and outstanding)                                           0                 0
   6% cumulative convertible Series A preferred stock,
      $.01 par value (1,972,500 shares authorized; 0
       and 0 shares issued and outstanding)                                          0                 0
   Preferred stock, $.01 par value (10,000,000 shares authorized;
     0 shares issued and outstanding)                                                0                 0
   Common stock, $.15 par value (100,000,000 shares
     authorized; 516,643 and 436,262 outstanding)                               77,496            65,439
   Common stock to be issued (715 shares)                                       23,440            23,440
   Additional paid-in capital                                               22,678,911        22,603,053
   Deferred stock compensation                                                  25,443            22,792
   Accumulated deficit ($18,069,767 and $17,773,157 accumulated losses during the development stage through March 31, 1998
   and December 31, 1997                                                   (22,217,523)      (21,920,913)
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     587,767           793,811
---------------------------------------------------------------------------------------------------------

                                                                          $  1,445,424      $  1,563,703
==========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)



                                                                                                  June 1,1992 to
                                                              Three Months Ended March 31,        March 31, 1998
                                                            ---------------------------------
                                                                 1998                1997          (Cumulative)
===============================================================================================================

NET SALES                                                 $       1,900     $       45,500     $        90,843
COST OF SALES                                                       619             39,220             191,102
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                               1,281              6,280            (100,259)

OPERATING EXPENSES:
  Research and development                                       (3,394)           319,691           3,654,932
  Sales, general and administrative                              291,689           835,161          11,978,437
  Loss on impairment of license agreement                                                              487,784
---------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                (287,014)        (1,148,572)        (16,221,412)

OTHER INCOME (EXPENSE):
  Other income                                                                                          25,000
  Interest income                                                                   29,128             150,127
  Interest expense                                               (9,596)                            (1,046,422)
  Loss on sale of marketable securities                                                                (20,790)
  Net unrealized loss on marketable securities                                                         (64,500)
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND DISPOSAL OF OIL AND GAS OPERATIONS                       (296,610)        (1,119,444)        (17,177,997)

DISCONTINUED OPERATIONS                                                                               (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                                                          (371,374)
---------------------------------------------------------------------------------------------------------------

NET LOSS                                                  $    (296,610)    $   (1,119,444)    $   (18,069,767)
===============================================================================================================

LOSS PER SHARE:

BASIC AND DILUTED LOSS PER COMMON SHARE                   $       (0.64)    $        (5.17)
===========================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      465,937            216,400
===========================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998
                              (Unaudited)


                                                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                             ---------------         ------------         PAID-IN
                                                             SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
                                                             ------     ------    ------      ------      -------
(Note 5)
BALANCE, JANUARY 1, 1998                                       0           0      436,262     $65,439   $22,603,053
Stock issued for:
     Research and development, compensation
        and services                                            -         -        80,381      12,057        75,858
Accrued stock issuance                                          -         -
Net loss for three months ended March 31, 1998                                                     -
-
                                                           ---------------------------------------------------------
BALANCE, MARCH 31, 1998                                           0        0      516,643      77,496     22,678,911
                                                           =========================================================

                                                                   COMMON         DEFERRED
                                                                   STOCK           COMPEN-   ACCUMULATED
                                                                TO BE ISSUED       SATION      DEFICIT      TOTAL
                                                                ------------       ------      -------      -----
(Note 5)
BALANCE, JANUARY 1, 1998                                          $23,440         $22,792  ($21,920,913)   793,811
Stock issued for:
     Research and development, compensation
        and services                                                  -               -             -       87,915
Accrued stock issuance                                                -            (2,651)          -        2,651
Net loss for three months ended March 31, 1998                        -               -        (296,610)  (296,610)
                                                            ---------------------------------------------------------
BALANCE, MARCH 31, 1998                                           $23,440         $25,443  ($22,217,523)  $587,767
====================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)


                                                                                          JUNE 1, 1992 TO
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          THREE MONTHS ENDED MARCH 31,     MARCH 31, 1998
                                                            1998             1997            (CUMULATIVE)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  ($296,610)    ($1,119,444)         ($18,069,767)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
     Loss from discontinued operations from
     January 1 through May 31,1992                               -                                  (100,599)
     Stock paid for services                                  87,915         121,964               4,688,908
     Compensation recognized relating to
       accrued employee stock grants and warrants              2,651          30,345                 451,387
     Bad debt expense                                                                                441,193
     Depreciation and amortization                            65,164          88,805               2,026,828
     Amortization of loan origination fees and
       original issue discount                                                                       942,620
     Loss (gain) on disposal of fixed assets                                     222                 107,290
     Loss on Impairment of license agreement                                                         487,784
     Reversal of litigation outstanding at end of prior year                                        (286,996)
     Loss on sale of marketable securities                                                            48,290
     Net unrealized loss on marketable securities                                                     37,000
     Loss on disposal of oil and gas operations                                                      368,894
     Increase (decrease) from changes in:
       Accounts receivable                                                   (44,249)                (59,120)
       Interest receivable                                                                             8,053
       Amounts due from related party                                                                  1,682
       Inventory                                                 564        (122,231)               (189,074)
       Prepaid royalties                                                                            (160,000)
       Prepaid expenses and other assets                      33,514          61,452                (187,219)
       Other assets                                                                                  (52,834)
       Accounts payable                                       13,670          10,792                 381,565
       Termination obligation                                                (37,000)                114,583
       Accrued expenses                                      (25,905)        (43,798)                 77,327
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                      ($119,037)    ($1,053,142)            ($8,922,206)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                                                         (906,298)
       Purchase of property and equipment                                    (32,888)               (368,788)
       Proceeds from sale of property and equipment                                                   77,226
       Other (proceeds from sale of marketable
         securities and loan repayments)                                                             175,188
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                              0        ($32,888)            ($1,022,672)
-------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         JUNE 1, 1992 TO
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          THREE MONTHS ENDED MARCH 31,   MARCH 31, 1998
                                                              1998             1997           (CUMULATIVE)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from related party                                                           $22,608
       Proceeds from preferred stock and warrant
          issuance (net of offering costs)                                                       6,431,079
       Proceeds from notes payable                          $100,000                             2,395,000
       Principal payments on notes payable                                                      (2,050,000)
       Proceeds from common stock to be issued                                                   1,237,167
       Proceeds from issuing common stock                                                        1,364,052
       Proceeds from warrant exercise                                                              275,000
       Capital lease financing                                                  (596)                 0
       Advances on private common stock placement                                                  296,440

-----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities         $100,000           ($596)            $9,971,346
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (19,037)     (1,086,626)                26,468

Cash and cash equivalents, beginning of period                45,505       2,889,233                     0
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $26,468      $1,802,607               $26,468
-----------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                      1998            1997
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
     Interest                                                                      $  -              $   -

     Income taxes                                                                  $  -              $   -

STOCK ISSUED FOR:
     Research and development                                                      $2,597            $ 52,266
     Legal, professional and employee services                                     82,974              61,958
     Directors' fees                                                                  469               7,740
     Termination agreement                                                          1,875                -
                                                                             --------------------------------
                                                                                 $ 87,915            $121,964
                                                                             --------------------------------

      Common stock dividends distributable and issued to 6% cumulative
          convertible Series A preferred stockholders                            $  -                $ 16,730





NON-CASH FINANCING ACTIVITY:

During the first quarter of 1998 and 1997, deferred compensation expense of $2,651 and $30,345 were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to certain employee agreements in the first quarter of 1997, 7,857 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 was reclassified to common stock and additional paid-in capital.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Statement of Information Furnished

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

     The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any other period or for the full year.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. Inventory

     The inventory balance shown at March 31, 1998 consisted of $109,262 of finished goods, net of reserve of $6,275, $0 of work in process and $79,812 of parts and materials. The inventory balance shown at December 31, 1997 consisted of $109,826 of finished goods, net of reserve of $5,711, $0 of work in process and $79,812 of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

3. Loss Per Common Share

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this pronouncement and it had no effect on its loss per share computations.

     Loss per share is based on the weighted average number of common shares outstanding during each period presented. For the three months ended March 31, 1998 and 1997, outstanding stock options and warrants of 97,850 and 89,421, respectively, are not included in the diluted earnings per share calculation since their effect would be anti-dilutive. Weighted average number of common shares outstanding during the three months ended March 31, 1998 and 1997 includes stock to be issued; however, convertible notes payable were not included as common stock equivalents as the effect would be anti-dilutive.

4.  Short-term Notes Payable

During the fourth quarter of 1997, the Company issued $100,000 ($50,000 to three of the Company's directors) in principal amount of 36% short-term convertible notes payable, due May 18, 1998, to five individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of Common Stock. Interest paid to these individuals and to the directors was $0 at December 31, 1997 and March 31, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $13,400 as of March 31, 1998. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 5). In connection with the issuance of the warrants, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

During the first quarter of 1998, the Company issued $100,000 principal amount of a short-term convertible note payable, due March 6, 1999 or the date the Company receives funding from any offering or merger with another corporation, to one individual to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of this note, may be converted, at the option of the lender, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty (30) day average trading bid price as of the date of conversion. This note accrues interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. Accrued interest amounted to $660 as of March 31, 1998.

5.      Stockholders' Equity

Common Stock

Pursuant to certain employment agreements in the first three months of 1997, 7,856 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 was reclassified to common stock and additional paid-in capital in the first quarter of 1997.

Effective March 6, 1998, the Director's of the Company approved a one (1) for thirty-five (35) reverse split of the common stock in order to meet NASDAQ listing requirements. There was no change in the common stock voting rights, par value or authorized shares. All share balances have been retroactively adjusted to reflect the reverse stock split.

In each of the five most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 142,858 shares of common stock under Form S-8 on December 5, 1997, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until January 10, 1999. During the three months ended March 31, 1998 and 1997, 80,381 and 181,455 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

6.       New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 on January 1, 1998 and it had no effect on its financial position or results of operations.


Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS No. 131 on January 1, 1998 and it had no effect on its financial position or results of operations.