Form 10QSB
period 1998-06-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1998-08-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
     (Mark One)
        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended June 30, 1998.

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

         9191 Towne Centre Drive, Suite 420, San Diego, California 92122
         ---------------------------------------------------------------
                    (Address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 31, 1998, was $4,038,845

As of July 31, 1998, Registrant had outstanding 4,250,482 shares of common stock and 56,386 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of June 30, 1998 and
             December 31, 1997..............................................F-1

             Consolidated Statements of Operations for the Three Months
             and Six Months Ended June 30, 1998 and June 30, 1997...........F-3

             Consolidated Statements of Stockholders' Equity for the
             Six Months Ended June 30, 1998 ................................F-4

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1998 and June 30, 1997..........................F-5

             Notes to Consolidated Financial Statements.....................F-8

Item 2.      Management's Discussion And Analysis And Plan Of Operation ......3


PART II  OTHER INFORMATION

Item 1.      Legal Proceedings................................................13

Item 2.      Changes in Securities............................................13

Item 3.      Defaults Upon Senior Securities..................................13

Item 4.      Submission of Matters to a Vote of Security Holders..............13

Item 5.      Other Information................................................13

Item 6.      Exhibits and Reports on Form 8-K.................................13

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended June 30, 1998.

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

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of March 31, 1998, the Company's Common Stock, par value $.15 per share (the "Common Stock") is traded over-the-counter under the symbol "MEDD". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and Common Stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to Common Stock at a ratio of 4 (four) shares of Common Stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at June 30, 1998.

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

Subsequent Events
-----------------

On July 14, 1998, the Registrant acquired certain defined magnetic resonant image technology properties and Vision Diagnostics, Inc. for a total of approximately 3.0 Million shares of the Registrant and the assumption of approximately $700,000 in liabilities. As a result of the acquisitions, the Registrant has acquired ownership interests in four locations: Orlando, Florida; Jacksonville, Florida; Oak Brook, Illinois; and Toledo, Ohio. As a part of the acquisition of these properties, Dr. Larry Lammers, the principal owner of the properties, has been indemnified against certain liabilities and received a two-year consulting agreement with the Registrant, which includes a 5% finder's fee on all new properties acquired by the Registrant through Dr. Lammers' efforts. Dr. Lammers has become a member of the Registrant's Board of Directors. Dr. Lammers has become the major shareholder of the Registrant, subject to a Voting Trust Agreement which permits the current Board of Directors of the Registrant to vote his shares for a period of three years from the date of closing.

General
-------

The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto referred to in Item 1.

Results of Operations for the Three Months Ended June 30, 1998
--------------------------------------------------------------


Revenues
--------

Operating revenues for the three months ended June 30, 1998 were $0 compared to $13,200 for the same period in 1997. The decrease of 100% is a result of, among other factors, a substantial decrease in promotional resources and distributor recruiting activities compared to that in the same period in 1997, when the FAS launch and public relations campaign was initiated. The Company is continuing, although with greatly reduced capital resources and personnel, to recruit distributors for the FAS worldwide. The FAS accounted for all sales revenue in 1998 and 1997.

Gross Profit
------------

Gross profit for the three month period ended June 30, 1998 was $0 as compared to negative $16,181 for the same three month period in 1997, resulting from greatly reduced sales and production activities in 1998 compared to significant manufacturing start-up and overhead costs in 1997.

Operating Expenses
------------------

Research and Development

Research and development costs in the second quarter of 1998 were $38,982, as compared to $176,021 in the second quarter of 1997, representing a decrease of 77.9%. This decrease was due to the postponement of research and development expenditures on all products in 1998 as compared to 1997.

Sales, General and Administrative

Sales, general and administrative costs were $454,234 in the three month period ended June 30, 1998 as compared to $879,132 in 1997, representing a decrease of 48.3%. This decrease was primarily the result of reduced FAS promotion and distributor recruiting efforts and corporate downsizing of the sales, marketing, general and administrative staff and management as compared to 1997.

Losses

The Company's net loss for the second quarter of 1998 was $513,781 as compared to $1,029,918 in the second quarter of 1997, representing a 50.1% decline in the net loss. This reduced loss was primarily attributable to the postponement of research and development expenditures, the reduction of FAS promotion and the sales, marketing, general and administrative personnel downsizing in 1998 as compared to 1997. Loss per common share for the second quarter of 1998 was $0.82 as compared to $5.26 representing a reduction in loss per share of 84.4%. This reduction in loss per common share was primarily attributable to the reduced net loss in the second quarter of 1998 compared to 1997 and secondarily attributable to the increase in the weighted average number of common shares outstanding in 1998 as compared to 1997.

Results of Operations for the Six Months Ended June 30, 1998
------------------------------------------------------------

Revenues
--------

Operating revenues for the first six months of 1998 were $1,900 compared to $58,700 for the same period in 1997. The decrease of 96.8% is a result of, among other factors, a substantial decrease in promotional resources and distributor recruiting activities compared to that in the same period of 1997 when the FAS launch and public relations campaign was initiated. The FAS accounted for all sales revenue in 1998 and 1997.

Gross Profit
------------

Gross profit for the six months ended June 30, 1998 was $1,281 as compared to negative $9,901 for the same six month period in 1997, resulting from greatly reduced sales and production activities in 1998 as compared to extraordinary manufacturing overhead and manufacturing start-up allocation costs in 1997.

Operating Expenses
------------------

Research and Development

Research and development costs in the six month period ended June 30, 1998 were $35,589, as compared to $495,712 in 1997, representing a decrease of 92.8%. This decrease was due to the postponement of research and development expenditures on all products in 1998 as compared to 1997.

Sales, General and Administrative

Sales, general and administrative costs were $745,922 in the first six months of 1998 as compared to $1,714,293 in 1997, representing a decrease of 56.5%. This decrease was primarily the result of reduced FAS promotion and distributor recruiting efforts and corporate downsizing of the sales, marketing, general and administrative staff and management as compared to the same six month period in 1997.

Losses

The Company's net loss for the first six months of 1998 was $810,391 as compared to $2,149,362 in 1997, representing a 62.3% decline in the net loss. This reduced loss was primarily attributable to the postponement of research and development expenditures, the reduction of FAS promotion and the sales, marketing, general and administrative personnel downsizing in 1998 as compared to 1997. Loss per common share for the first six months of 1998 was $1.49 as compared to $10.43 representing a reduction in loss per share of 85.7%. This reduction in loss per common share was primarily attributable to the reduced net loss in the first six months of 1998 compared to 1997 and secondarily attributable to the increase in the weighted average number of common shares outstanding in 1998 as compared to 1997.


Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical device operations from the public and private sale of debt and equity securities and the issuance of Common Stock in exchange for services. The Company's cash position at June 30, 1998 was $108,452 as compared to $45,505 at December
31, 1997, representing a 138.3% increase. In the first six months of 1998, $217,073 of net cash was used for operating activities and $0 was invested in property and equipment. The Company received $225,020 from the proceeds of private placement convertible notes and $55,000 from the proceeds of Restricted Rule 144 Common Stock to be issued during the first six months of 1998. Net cash used in operating activities in 1998 consisted principally of a net loss of $810,391. This net loss was partially offset by a decrease in other net assets (excluding cash) of $172,633, $287,626 in common stock paid for services and interest in lieu of cash, plus depreciation and accrued compensation expense of $133,059. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $547,386 at June 30, 1998 as compared to a negative working capital of $475,196 at December 31, 1997. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to market its products and to fund research and development on products not yet ready for market. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition of or merger with another entity with greater financial resources, or from the proceeds of additional private placements or public offerings of debt or equity securities, or both.

In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company intends to seek a corporate acquisition of or merger with another entity with greater financial resources and to complete additional private placements of debt and/or equity. The Company's ability to complete an acquisition or merger or to obtain additional sources of financing cannot be assured. The Company also seeks to achieve certain minimum sales of the FAS device during the next twelve months, but these would require the Company obtaining sufficient working capital to support marketing operations and this cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding to profitably develop and market its current products and to obtain the financing necessary to fund its operations.

During the fourth quarter of 1997, the Company issued $100,000 ($50,000 to three of the Company's directors) in principal amount of 36% short-term convertible notes payable, due May 18, 1998, to five individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time, be converted at the conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion (as amended). As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 4). In connection with the issuance of the warrants to the individuals, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

On June 19, 1998, 164,096 shares of Restricted Rule 144 Common Stock were issued in order to convert all of these 1997 notes including principal and accrued interest payable. Cash paid to these individuals and to the directors for interest was $0 at December 31, 1997 and June 30, 1998. Restricted Rule 144 Common Stock paid to these individuals and to the directors for interest was $0 at December 31, 1997 and $21,300 at June 30, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $0 as of June 30, 1998. All of the noteholders did not elect to exercise the related warrants, thus, all such warrants expired on May 18, 1998.

During the first six months of 1998, the Company issued $225,020 in principal amount of short-term convertible notes payable, due one year from the date of the related note or the date the Company receives funding from any offering or merger with another corporation, to four individual to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of these notes, may be converted, at the option of the noteholder, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion. These notes accrues interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. As additional consideration for these loans, the individual lenders were awarded 6,250 Restricted Rule 144 Common Stock for every $12,500 loaned to the Company (see Note 4).

On June 19, 1998, 309,373 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert certain 1998 short-term convertible notes, including principal and accrued interest payable (see Notes 4 and 5). Cash paid to these individuals for interest was $0 at June 30, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $13,044 at June 30, 1998. Accrued interest amounted to $280 as of June 30, 1998.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. At June 30, 1998, such shares had not been issued (see Note 5).

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

Net Operating Loss Carryforward
-------------------------------

At June 30, 1998, the Company had approximately $21,471,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2012. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the Preferred Stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2012, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax assets of $7,810,298.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1997.

In January 1998, the Company was sued for payment of work allegedly performed for the Company by a third party in the amount of approximately $93,000. The Company is currently negotiating with the third party, but it is uncertain whether a mutually agreeable settlement can be reached and litigation avoided. The Company has accrued the $93,000 in accounts payable as of June 30, 1998. If the Company can not reach such a settlement with the third party, accelerated payments of amounts due, if any, and/or litigation expense could have a material adverse effect on the Company if it is not able to raise additional capital through an acquisition or merger, or through the placement of debt or equity securities, or both.

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

Not Applicable.

ITEM 5.       OTHER INFORMATION

Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule.

The Company filed a Current Report on Form 8-K which was issued July 15, 1998.


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DEVICE TECHNOLOGIES, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer, President,   August 14, 1998
------------------------   and Chief Financial Officer
M. Lee Hulsebus, Chairman




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,        DECEMBER 31,
                                                                               1998             1997
                                                                           (unaudited)
                                                                          -------------     -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $    108,452      $     45,505
   Accounts receivable (net of allowance of $46,473 and $46,473)                15,162            15,162
   Inventory (net of reserve of $6,275 and $5,711)                             189,074           189,638
   Prepaid expenses and other assets                                            63,938            44,391
---------------------------------------------------------------------------------------------------------

Total current assets                                                           376,626           294,696
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                      105,188           105,188
   Machinery and equipment                                                     199,373           199,373
   Equipment under capital lease                                                 5,349             5,349
---------------------------------------------------------------------------------------------------------
                                                                               309,910           309,910

   Less accumulated depreciation                                              (165,938)         (136,979)
---------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                     143,972           172,931
---------------------------------------------------------------------------------------------------------

LICENSE AGREEMENTS
       (net of accumulated amortization of $847,015 and $745,570)              977,796         1,079,242

OTHER ASSETS                                                                    16,834            16,834
---------------------------------------------------------------------------------------------------------

                                                                          $  1,515,228      $  1,563,703
=========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,       DECEMBER 31,
                                                                               1998              1997
                                                                             (unaudited)
                                                                           -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $    606,450      $    454,977
   Accrued expenses                                                            140,479           100,332
   Current obligation under termination agreement                              114,583           114,583
   Current convertible notes payable (Note 4)                                   62,500           100,000

---------------------------------------------------------------------------------------------------------

Total current liabilities                                                      924,012           769,892

Commitments and Contingencies

STOCKHOLDERS' EQUITY (NOTE 5)

   Series I convertible preferred stock (247,500 shares
     authorized; 0 issued and outstanding)                                           0                 0
   6% cumulative convertible Series A preferred stock,
      $.01 par value (1,972,500 shares authorized; 0
       and 0 shares issued and outstanding)                                          0                 0
   Preferred stock, $.01 par value (10,000,000 shares authorized;
     0 shares issued and outstanding)                                                0                 0
   Common stock, $.15 par value (100,000,000 shares
     authorized; 1,093,781 and 436,262 outstanding)                            164,067            65,439
   Common stock to be issued (55,715 shares and 715 shares)                     78,440            23,440
   Additional paid-in capital                                               23,054,696        22,603,053
   Deferred stock compensation                                                  25,443            22,792
   Accumulated deficit ($18,583,548 and $17,773,157 accumulated losses during the development stage through June 30, 1998
   and December 31, 1997                                                   (22,731,430)      (21,920,913)
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     591,216           793,811
---------------------------------------------------------------------------------------------------------

                                                                          $  1,515,228      $  1,563,703
==========================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)




                                                                                                   June 1, 1992 to
                                           Three Months Ended June 30,  Six Months Ended June 30,   June 30, 1998
                                           ---------------------------  -------------------------  ---------------
                                                1998          1997          1998        1997         (Cumulative)
===============================================================================================================

NET SALES                                    $      0    $   13,200     $  1,900    $  58,700        $  90,843
COST OF SALES                                       0        29,381          619       68,601          191,102
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                 0       (16,181)       1,281       (9,901)        (100,259)

OPERATING EXPENSES:
  Research and development                     38,982       176,021       35,589      495,712        3,693,915
  Sales, general and administrative           454,234       879,132      745,922    1,714,293       12,432,670
  Loss on impairment of license agreement                                                              487,784
---------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS              (493,216)   (1,071,334)    (780,230)   (2,219,906)    (16,714,628)

OTHER INCOME (EXPENSE):
  Other income                                               25,000                     25,000
25,000
  Interest income                                            16,416                     45,544         150,127
  Interest expense                            (20,565)                   (30,161)                   (1,066,987)
  Loss on sale of marketable securities
(20,790)
  Net unrealized loss on marketable securities                                                         (64,500)
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND DISPOSAL OF OIL AND GAS OPERATIONS     (513,781)   (1,029,918)     (810,391)  (2,149,362)    (17,691,778)

DISCONTINUED OPERATIONS                                                                               (520,396)

LOSS FROM DISPOSAL OF OIL AND GAS OPERATIONS                                                          (371,374)
---------------------------------------------------------------------------------------------------------------

NET LOSS                                  $  (513,781)  $(1,029,918)   $ (810,391) $(2,149,362)  $ (18,583,548)
===============================================================================================================

LOSS PER SHARE:

LESS:  CUMULATIVE PREFERRED STOCK DIVIDENDS                 182,506                   182,506
==============================================================================================

NET LOSS ATTRIBUTABLE TO COMMON STOCK     $  (513,781)  $ 1,212,424)   $ (810,391) (2,331,868)
==============================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE   $     (0.82)  $     (5.26)   $    (1.49)$    (10.43)
==============================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    628,253       230,511       543,677     223,519
==============================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                             ---------------         ------------         PAID-IN
                                                              SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
(Note 5)                                                     ------     ------    ------      ------      -------
BALANCE, JANUARY 1, 1998                                        0         0       436,262    $65,439  $22,603,053
Common stock issued for research and development,
 compensation and services                                      -         -        80,381     12,057       75,858
Accrued stock issuance                                          -         -          -          -             -
Net loss for three months ended March 31, 1998                  -         -          -          -             -
                                                           -------------------------------------------------------
BALANCE, MARCH 31, 1998                                         0         0       516,643    $77,496  $22,678,911

==================================================================================================================

                                                                   COMMON         DEFERRED
                                                                   STOCK           COMPEN-   ACCUMULATED
                                                                TO BE ISSUED       SATION      DEFICIT      TOTAL
                                                                ------------       ------      -------      -----
(Note 5)
BALANCE, JANUARY 1, 1998                                          $23,440         $22,792  ($21,920,913)  793,811
Common stock issued for research and development,
 compensation and services                                          -                 -           -        87,915
Accrued stock issuance                                              -               2,651         -         2,651
Net loss for three months ended March 31, 1998                      -                 -        (296,610  (296,610)
                                                            ------------------------------------------------------
BALANCE, MARCH 31, 1998                                           $23,440         $25,443  ($22,217,523  $587,767

==================================================================================================================

                                                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                             ---------------         ------------         PAID-IN
                                                             SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL
                                                             ------     ------    ------      ------      -------
(Note 5)
Common stock issued for research and development,
 compensation and services                                      -         -       102,830     15,425       149,942
Common stock issued as a result of the rounding
 of shares for the thirty-five to one reverse split             -         -           839        126          -
Restricted Rule 144 Common Stock issued for the conversion of
 principal and accrued interest on convertible notes payable    -         -       473,469     71,020      225,843
Restricted Rule 144 Common Stock to be issued                   -         -          -          -             -
Net loss for three months ended June 30, 1998                   -         -          -          -             -
                                                            ------------------------------------------------------
BALANCE, JUNE 30, 1998                                           0        0      1,093,781   164,067    23,054,696

==================================================================================================================

                                                                   COMMON         DEFERRED
                                                                   STOCK           COMPEN-   ACCUMULATED
                                                                TO BE ISSUED       SATION      DEFICIT      TOTAL
                                                                ------------       ------      -------      -----
(Note 5)
Common stock issued for research and development,
 compensation and services                                           -               -           -        165,367
Common stock issued as a result of the rounding
 of shares for the thirty-five to one reverse split                  -               -          (126)         0
Restricted Rule 144 Common Stock issued for the conversion of
 principal and accrued interest on convertible notes payable         -               -           -        296,863
Restricted Rule 144 Common Stock to be issued                      55,000            -           -         55,000
Net loss for three months ended June 30, 1998                        -               -        (513,781)  (513,781)
                                                            ------------------------------------------------------

BALANCE, JUNE 30, 1998                                            $78,440        $25,443  ($22,731,430)  $591,216
==================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          JUNE 1, 1992 TO
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          SIX MONTHS ENDED JUNE 30,        JUNE 30, 1998
                                                            1998             1997           (CUMULATIVE)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  ($810,391)    ($2,149,362)         ($18,583,548)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
     Loss from discontinued operations from
     January 1 through May 31,1992                                                                (100,599)
     Stock paid for services                                 253,282         223,439             4,854,275
     Stock paid for interest on convertible notes payable     34,344                                34,344
     Compensation recognized relating to
       accrued employee stock grants and warrants              2,651          41,876               451,387
     Bad debt expense                                                                              441,193
     Depreciation and amortization                           130,408         178,419             2,092,072
     Amortization of loan origination fees and
       original issue discount                                                                     942,620
     Loss (gain) on disposal of fixed assets                                     222               107,290
     Loss on Impairment of license agreement                                                       487,784
     Reversal of litigation outstanding at end of prior year                                      (286,996)
     Loss on sale of marketable securities                                                          48,290
     Net unrealized loss on marketable securities                                                   37,000
     Loss on disposal of oil and gas operations                                                    368,894
     Increase (decrease) from changes in:
       Accounts receivable                                                    (55,175)             (59,120)
       Interest receivable                                                                           8,053
       Amounts due from related party                                                                1,682
       Inventory                                                 564         (152,976)            (189,074)
       Prepaid royalties                                     (50,000)         (50,000)            (210,000)
       Prepaid expenses and other assets                      30,453          (56,969)            (190,280)
       Other assets                                                                                (52,834)
       Accounts payable                                      151,473           (7,458)             519,368
       Termination obligation                                                 (74,000)             114,583
       Accrued expenses and taxes                             40,143           (8,406)             143,375
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                      ($217,073)      ($2,110,390)        ($9,020,242)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Patent and marketing licensing costs                                                       (906,298)
       Purchase of property and equipment                                      (79,224)           (368,788)
       Proceeds from sale of property and equipment                                                 77,226
       Other (proceeds from sale of marketable
         securities and loan repayments)                                                           175,188
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                           0             ($79,224)        ($1,022,672)
-------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         JUNE 1, 1992 TO
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          SIX MONTHS ENDED JUNE 30,       JUNE 30, 1998
                                                              1998             1997         CUMULATIVE)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from related party                                                           $22,608
       Proceeds from preferred stock and warrant
          issuance (net of offering costs)                                                       6,431,079
       Proceeds from notes payable                          225,020                              2,520,020
       Principal payments on notes payable                                                      (2,050,000)
       Proceeds from common stock to be issued               55,000                              1,292,167
       Proceeds from issuing common stock                                                        1,364,052
       Proceeds from warrant exercise                                                              275,000
       Capital lease financing                                                  (1,103)                 0
       Advances on private common stock placement                                                  296,440

-----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities        $280,020            ($1,103)         10,151,366
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         62,947         (2,190,717)            108,452

Cash and cash equivalents, beginning of period               45,505          2,889,233                   0
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $108,452        $   698,516            $108,452
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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                    1998            1997
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
     Interest                                                                    $      -           $
-
     Income taxes                                                                $    800           $    800

STOCK ISSUED FOR:
     Research and development                                                      $2,597           $100,074
     Public relations and marketing services                                            -             22,651
     Legal, professional and employee services                                    227,341             76,568
     Directors' fees                                                               21,469             24,146
     Termination agreement                                                          1,875                  -
     Interest expense on convertible notes payable                                 34,344                  -
                                                                             --------------------------------
                                                                                 $287,626           $223,439
                                                                             --------------------------------

      Common stock dividends distributable to 6% cumulative
          convertible Series A preferred stockholders                             $     -            $182,506





NON-CASH FINANCING ACTIVITY:

During the second quarter of 1998, short-term convertible notes payable in the amount of $262,520 were converted along with accrued interest payable of $34,344 into 473,469 shares of Restricted Rule 144 Common Stock (see Note 4).

During the first six months of 1998 and 1997, deferred compensation expense of $2,651 and $41,876 were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Statement of Information Furnished

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 1998, and the results of operations for the three month and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

The results of operations for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

2. Inventory

The inventory balance shown at June 30, 1998 consisted of $109,262 of finished goods, net of reserve of $6,275, $0 of work in process and $79,812 of parts and materials. The inventory balance shown at December 31, 1997 consisted of $109,826 of finished goods, net of reserve of $5,711, $0 of work in process and $79,812 of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

3. Loss Per Common Share

Loss per share is based on the weighted average number of common shares outstanding during each period presented. For the three months and six months ended June 30, 1998 and 1997, outstanding stock options and warrants of 87,847 and 89,421, respectively, are not included in the diluted earnings per share calculation since their effect would be anti-dilutive. Weighted average number of common shares outstanding during the three months and six months ended June 30, 1998 and 1997 includes stock to be issued; however, convertible notes payable were not included as common stock equivalents as the effect would be anti-dilutive.

4.  Short-term Notes Payable

During the fourth quarter of 1997, the Company issued $100,000 ($50,000 to three of the Company's directors) in principal amount of 36% short-term convertible notes payable, due May 18, 1998, to five individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time, be converted at the conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion (as amended). As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 4). In connection with the issuance of the warrants to the individuals, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length.

On June 19, 1998, 164,096 shares of Restricted Rule 144 Common Stock were issued in order to convert all of these 1997 notes including principal and accrued interest payable. Cash paid to these individuals and to the directors for interest was $0 at December 31, 1997 and June 30, 1998. Restricted Rule 144 Common Stock paid to these individuals and to the directors for interest was $0 at December 31, 1997 and $21,300 at June 30, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $0 as of June 30, 1998. All of the noteholders did not elect to exercise the related warrants, thus, all such warrants expired on May 18, 1998.

During the first six months of 1998, the Company issued $225,020 in principal amount of short-term convertible notes payable, due one year from the date of the related note or the date the Company receives funding from any offering or merger with another corporation, to four individual to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of these notes, may be converted, at the option of the noteholder, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion. These notes accrues interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. As additional consideration for these loans, the individual lenders were awarded 6,250 Restricted Rule 144 Common Stock for every $12,500 loaned to the Company.

On June 19, 1998, 309,373 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert certain 1998 short-term convertible notes, including principal and accrued interest payable (see Notes 4 and 5). Cash paid to these individuals and to the for interest was $0 at June 30, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $13,044 at June 30, 1998. Accrued interest amounted to $280 as of June 30, 1998.

In each case, the shares of Restricted Rule 144 Common Stock have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue.

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

On June 19, 1998, 473,469 shares of Restricted Rule 144 Common Stock were issued in order to convert certain 1997 and 1998 convertible notes payable and the related accrued interest(see Notes 4). Cash paid to these individuals for interest was $0 at June 30, 1998 and December 31, 1997. In each case, the shares of Restricted Rule 144 Common Stock have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. At June 30, 1998, such shares had not been issued. When issued, the shares of Restricted Rule 144 Common Stock will not be registered under the Act and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue.

In each of the five most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 100,000 shares of common stock under Form S-8 on May 13, 1998, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until April 1, 2003. During the six months ended June 30, 1998 and 1997, 183,210 and 10,259 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

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

7.       Subsequent Event

On July 14, 1998, the Registrant acquired certain defined magnetic resonant image technology properties and Vision Diagnostics, Inc. for a total of approximately 3.0 Million shares of the Registrant and the assumption of approximately $700,000 in liabilities. As a result of the acquisitions, the Registrant has acquired ownership interests in four locations: Orlando, Florida; Jacksonville, Florida; Oak Brook, Illinois; and Toledo, Ohio. As a part of the acquisition of these properties, Dr. Larry Lammers, the principal owner of the properties, has been indemnified against certain liabilities and received a two-year consulting agreement with the Registrant, which includes a 5% finder's fee on all new properties acquired by the Registrant through Dr. Lammers' efforts. Dr. Lammers has become a member of the Registrant's Board of Directors. Dr. Lammers has become the major shareholder of the Registrant, subject to a Voting Trust Agreement which permits the current Board of Directors of the Registrant to vote his shares for a period of three years from the date of closing.