Form 10QSB
period 1998-09-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1998-11-20
CIK 723906

                     US Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB

     (Mark One)

        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended September 30, 1998.

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from __________________ to ____________________

                         Commission File Number 0-12365
                                                -------

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)
                      Utah                         58-1475517
                 --------------                 ---------------
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 1, 1998, was $2,106,600.

As of November 1, 1998, Registrant had outstanding 5,171,137 shares of common stock and 56,386 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of September 30,
         1998 and December 31, 1997....................................    F-1

         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 1998
         and September 30, 1997........................................    F-3

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and September 30, 1997...    F-4

         Notes to Condensed Consolidated Financial Statements..........    F-8

Item 2.  Management's Discussion And Analysis or Plan Of Operation ....      3


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     12

Item 2.  Changes in Securities.........................................     13

Item 3.  Defaults Upon Senior Securities...............................     13

Item 4.  Submission of Matters to a Vote of Security Holders...........     13

Item 5.  Other Information.............................................     13

Item 6.  Exhibits and Reports on Form 8-K..............................     13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See attached condensed consolidated financial statements and notes thereto for the period ended September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of March 31, 1998, the Company's Common Stock, par value $.15 per share (the "Common Stock") is traded over-the-counter under the symbol "MEDD". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and Common Stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. There were no shares of Preferred Stock outstanding at September 30, 1998.

Effective as of January 1, 1994, the Company has been engaged in identifying, developing and bringing to market medical devices which the Company believes are innovative, represent improvements over existing products, or are responsive to a presently unfulfilled need in the marketplace. The Company's strategy consists of: (i) identifying patented technologies in the medical device field that it believes have potential commercial viability but still require refinement and regulatory clearance, (ii) license or acquire the technologies, (iii) complete product development and obtain the requisite regulatory clearance of such products, and (iv) attempt to commercialize or sublicense such technologies by entering into agreements with one or more entities for clinical development, manufacturing and marketing of such products. Through this strategy, the Company believes that it can play a role in bridging the gap between viable patented technologies and their commercialization. The Company identified and acquired three licenses to develop the following products, the Fluid Alarm System (FAS), formerly the Personal Alarm System (PAS), the Cell Recovery System (CRS) and the Intracranial Pressure Monitoring System (ICP). The Company believes the FAS and CRS have potential commercial viability. The FAS is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The CRS is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

In the immediate future, the Company needs to obtain additional financing for its working capital requirements associated with the costs of providing services in its MRI centers as well as the development, marketing and sales of its medical devices. The Company currently intends to continue marketing the FAS, and completing the regulatory and development process relative to the CRS so that the Company can also bring this product to market. On an ongoing basis, the Company also receives opportunities from time to time to license other patented technologies in the medical device field. Depending on the specific device and other circumstances, such as the Company's then-current financial and operating situation, the Company may pro-actively attempt, on a limited basis, to identify and license additional patented technologies in the medical device field.


Acquisitions
------------

During the third quarter of 1998, three MRI centers and the general partnership of a fourth MRI center were purchased for 3,461,356 shares of Restricted Rule 144 Common Stock. (see Note 6)

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates. Vision Diagnostics, Inc. and Affiliates are in the business of providing radiologic diagnostic services.

On July 14, 1998, the Company consummated the acquisition of certain assets (primarily related to accounts receivable and property and equipment) and the assumption of certain liabilities (primarily accounts payable and debt) from Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. for a purchase price of 1,893,356 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the assets acquired and the liabilities assumed recorded at fair value, and the results of the acquired entities included in the Company's condensed consolidated financial statements from July 1, 1998. Goodwill associated with this transaction amounted to $2,025,240.

On July 14, 1998, the Company consummated the acquisition of 100% of the stock of Vision Diagnostics, Inc. with the issuance of 1,568,000 shares of Restricted Rule 144 common stock. Vision Diagnostics, Inc. is the general partner and fifty percent owner of West Regional MRI located in Oak Brook, Illinois. The Company has accounted for the acquisition using the purchase method of accounting and with the results of the acquired entity included in the Company's consolidated financial statements from the July 1, 1998. Goodwill associated with this transaction amounted to $1,546,712.

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. The condensed consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. The limited partners' share of the partner's capital has been reflected as a minority interest on the accompanying condensed consolidated balance sheet at September 30, 1998 and December 31, 1997. The limited partners' share of the partnership's net income has been shown as minority interest in the accompanying condensed consolidated statements of operations.

The Company also plans to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. The Company will not restrict its search to any geographical location, although does plan to concentrate its search to opportunities that are located near existing centers. However, the Company may participate in a business venture of virtually any kind or nature.

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

Risks
------
As the Company acquires additional MRI centers with existing revenue streams, the working capital requirements of the Company can be expected to increase. The Company's ability to collect the accounts receivable associated with providing MRI services will be a significant factor in meeting its working capital needs.

As development of each of its medical devices concludes, increased marketing and sales costs will be incurred and the Company's working capital requirements can be expected to grow accordingly. The Company's sales, general and administrative costs include costs related to marketing, promotional and sales activities, in addition to office, administration and overhead expenses.

The Company has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. The following management discussion and analysis and plan of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part 1, Item 1 in this Form 10-QSB.

In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company currently intends to seek to complete additional private placements of debt and/or equity. The Company's ability to obtain additional sources of financing cannot be assured. The Company also seeks to achieve certain minimum sales of the FAS device during the next twelve months, but these would require the Company obtaining sufficient working capital to support marketing operations and this cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding to profitably develop and market its current products and to obtain the financing necessary to fund its operations.


General
-------
The following management's discussion and analysis and plan of operation should be read in conjunction with the condensed consolidated financial statements and notes thereto referred to in Item 1.


Results of Operations for the Three Months Ended September 30, 1998
-------------------------------------------------------------------


Revenues
--------

Operating revenues for the three months ended September 30, 1998 were $940,474 compared to ($1,950) for the same period in 1997. The increase of 100% is a result of the acquisition of Vision Diagnostics and affiliates which consists of three wholly owned MRI centers and the general partnership of a fourth center. Revenue from the MRI centers accounted for all of the sales revenue in the third quarter of 1998.

Operating Expenses
------------------

Research and Development

Research and development costs in the third quarter of 1998 were $38,272, as compared to $130,635 in the third quarter of 1997, representing a decrease of 70.7%. Current year costs associated with research and development represent carrying costs for maintaining ownership of the products. This decrease was due to the temporary postponement of certain research and development expenditures on all products in 1998 as compared to 1997.

Sales, General and Administrative

Sales, general and administrative costs were $1,226,811 in the three month period ended September 30, 1998 as compared to $897,827 in 1997, representing a increase of 36.6%. This increase was primarily the result of the acquisition of Vision Diagnostics and Affiliates. Although costs associated with the medical products decreased during the third quarter of 1998, the addition of MRI centers caused overall sales, general and administrative costs to increase.

Losses

The Company's net loss for the third quarter of 1998 was $466,157 as compared to $1,047,892 in the third quarter of 1997, representing a 55.5% decline in the net loss. This reduced loss was primarily attributable to sales resulting from the acquisition of the MRI centers and the temporary postponement of certain research and development expenditures, the reduction of FAS promotion and the sales, marketing, general and administrative personnel downsizing in 1998 as compared to 1997. Loss per common share for the third quarter of 1998 was $0.11 as compared to a $3.08 loss per common share for the same period in 1997. This reduction in loss per common share was primarily attributable to the reduced net loss in the third quarter of 1998 compared to 1997 and secondarily attributable to the increase in the weighted average number of common shares outstanding in 1998 as compared to 1997.

Results of Operations for the Nine Months Ended September 30, 1998
------------------------------------------------------------------

Revenues
--------

Operating revenues for the first nine months of 1998 were $942,374 compared to $56,750 for the same period in 1997. The increase of 94% is a result of the acquisition of Vision Diagnostics and affiliates which consist of three wholly owned MRI centers and the general partnership of a fourth MRI center.

Operating Expenses
------------------

Research and Development

Research and development costs in the nine month period ended September 30, 1998 were $73,861, as compared to $626,348 in 1997, representing a decrease of 88.2%. This decrease was due to the temporary postponement of certain research and development expenditures on all products in 1998 as compared to 1997.

Sales, General and Administrative

Sales, general and administrative costs were $1,972,733 in the first nine months of 1998 as compared to $2,612,120 in 1997, representing a decrease of 24.4%. This decrease was primarily the result of reduced FAS promotion and distributor recruiting efforts and corporate downsizing of the sales, marketing, general and administrative staff and management as compared to the same nine month period in 1997.

Losses

The Company's net loss for the first nine months of 1998 was $1,276,548 as compared to $3,197,254 in 1997, representing a 60% decline in the net loss. This reduced loss was primarily attributable to the temporary postponement of certain research and development expenditures, the reduction of FAS promotion and the sales, marketing, general and administrative personnel downsizing in 1998 as compared to 1997. Loss per common share for the first nine months of 1998 was $0.78 as compared to $12.83 representing a reduction in loss per share of 93.9%. This reduction in loss per common share was primarily attributable to the reduced net loss in the first nine months of 1998 compared to 1997 and secondarily attributable to the increase in the weighted average number of common shares outstanding in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical device operations from the public and private sale of debt and equity securities and the issuance of Common Stock in exchange for services. The Company's cash position at September 30, 1998 was $52,451 as compared to $45,505 at December 31, 1997, representing a 15.3% increase. In the first nine months of 1998, $85,278 of net cash was used for operating activities and $1,525 was received from the disposal of property and equipment. The Company received $225,020 from the proceeds of private placement convertible notes and $55,000 from the proceeds of Restricted Rule 144 Common Stock issued during the first nine months of 1998. Net cash used in operating activities in 1998 consisted principally of a net loss of $1,276,548. This net loss was partially offset by a decrease in other net assets (excluding cash) of $269,873, $357,023 in common stock paid for services and interest in lieu of cash, plus depreciation and accrued compensation expense of $536,755. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $928,228 at September 30, 1998 as compared to a negative working capital of $475,196 at December 31, 1997. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to market its products and to fund research and development on products not yet ready for market and to provide services in its' MRI centers. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company intends to seek to complete additional private placements of debt and/or equity. The Company's ability to complete to obtain additional sources of financing cannot be assured. The Company also seeks to achieve certain minimum sales of the FAS device during the next twelve months, but these would require the Company obtaining sufficient working capital to support marketing operations and this cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding to profitably develop and market its current products and to obtain the financing necessary to fund its operations surrounding the MRI centers.

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

On June 19, 1998, 164,096 shares of Restricted Rule 144 Common Stock were issued in order to convert all of these 1997 notes including principal and accrued interest payable. Cash paid to these individuals and to the directors for interest was $0 at December 31, 1997 and September 30, 1998. Restricted Rule 144 Common Stock paid to these individuals and to the directors for interest was $0 at December 31, 1997 and $21,300 at September 30, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $0 as of September 30, 1998. All of the noteholders did not elect to exercise the related warrants, thus, all such warrants expired on May 18, 1998.

During the first nine months of 1998, the Company issued $225,020 in principal amount of short-term convertible notes payable, due one year from the date of the related note or the date the Company receives funding from any offering or merger with another corporation, to four individual to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of these notes, may be converted, at the option of the noteholder, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion. These notes accrues interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. As additional consideration for these loans, the individual lenders were awarded 6,250 Restricted Rule 144 Common Stock for every $12,500 loaned to the Company (see Note 5).

On June 19, 1998, 309,373 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert certain 1998 short-term convertible notes, including principal and accrued interest payable (see Notes 5 and 6). Cash paid to these individuals for interest was $0 at September 30, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $13,044 at September 30, 1998. Accrued interest amounted to $0 as of September 30, 1998.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. At September 30, 1998, such shares had been issued (see Note 6).

The Company is seeking to fund its immediate and longer-term working capital needs from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities. These funds could be partially supplemented by certain minimum anticipated sales of the FAS in 1998.

During the next twelve months, the Company will be required to seek additional sources of financing through private placement of debt and/or equity securities, which cannot be assured. In the event the Company cannot complete additional financing, the Company would have to further curtail its operations due to lack of funds. The long-term viability of the Company is dependent upon obtaining the financing necessary to fund its current working capital deficit, funding the operating requirements associated with both the MRI centers and the marketing and developing of its current products and to profitably develop and market new products.

Net Operating Loss Carryforward
-------------------------------

At September 30, 1998, the Company had approximately $22,748,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2013. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the Preferred Stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2013, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax assets of $7,810,298.

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

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company has emerged in 1998 from a development stage to an operating company through a corporate acquisition of Vision Diagnostics and affiliates.

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

The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities.

If a private placement is not completed, the Company will be required to further reduce costs and seek alternative financing sources which cannot be assured. Consequently, the Company's operating outlook is not assured.

Subsequent to the next 12 months, the Company currently plans to finance its long-term operations and capital requirements with the profits and funds generated from the sales of its products and services as well as through new private financings and public offerings of debt and equity securities.

Year 2000
---------

The Company's management has prepared a plan for assuring that all of the software applications of the Company will be year 2000 compliant. Billing and accounting software are currently year 2000 compliant and operating systems are being evaluated with an outside consultant to determine the year 2000 readiness. An outside consultant has also been engaged to determine the readiness of our medical diagnostic equipment. The costs for network and PC readiness is estimated to be minimal. The costs associated with making the MRI machines year 2000 compliant has been estimated to be $30,000. The risks associated with the MRI machines consists of time and the availability of the outside consultant to complete the work by the year 2000. A reasonably likely scenario if the MRI machines are not year 2000 compliant would be a temporary discontinuance of operations. It is believed that an alternate supplier to make the MRI machines year 2000 compliant does not presently exist.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1997.

The Combined Company is currently involved in several lawsuits. A description of these lawsuits follows.

In January 1998, the Company was sued for payment of work allegedly performed for the Company by a third party in the amount of approximately $93,000. The Company is currently negotiating with the third party, but it is uncertain whether a mutually agreeable settlement can be reached and litigation avoided. The Company has accrued the $93,000 in accounts payable as of September 30, 1998. If the Company can not reach such a settlement with the third party, accelerated payments of amounts due, if any, and/or litigation expense could have a material adverse effect on the Company if it is not able to raise additional capital through the placement of debt or equity securities, or both.

In July 1998, Vision Diagnostics, Inc., which was acquired July 14, 1998, was sued for alleged non-payment of a Promissory Note. The Company is currently negotiating a settlement, but is uncertain as to whether one can be reached. Management believes that the outcome will not have a material adverse effect on the condensed consolidated financial statements.

In April 1998, Vision Diagnostics, Inc., which was acquired July 14, 1998, was sued for collection of amounts owed under a certain capital equipment lease. The Company has agreed to refinancing terms with the third party and is awaiting final approval by the credit committee of the third party. Management believes that the outcome will not have a material adverse effect on the condensed consolidated financial statements.

In May 1998, Vision Diagnostics, Inc. and affiliates, which was acquired July 14, 1998, was sued for breach of contract, unjust enrichment, fraud and conversion related to lack of payment on reading fees. In addition, the former shareholder claims breach of contract, fiduciary duty, self-dealing, conversion and fraud related to certain stock ownership transactions. Management plans to vigorously defend against this lawsuit and believes the outcome will be in favor of the above named defendants and will not have a material adverse effect on the condensed consolidated financial statements. Settlement of this lawsuit will come from shares not yet issued from the purchase of Regional MRI of Orlando. Thirty-five percent of the shares associated with the asset purchase of Regional MRI of Orlando, Inc. have not been issued for this purpose.

In May 1998, the limited partners in West Regional MRI filed a lawsuit against Vision Diagnostics, Inc., DVI Business Credit Corporation and Medical Devices Technologies, Inc. to remove Vision Diagnostics, Inc. as the general partner of the partnership, to declare the DVI line of credit financing arrangement unenforceable against West Regional MRI, to void the purchase of Vision Diagnostics, Inc. by MDT and compensation for poor management by the general partner. Management plans to vigorously defend against this lawsuit and believes the outcome will be in favor of the defendants and will not have a material adverse effect on the condensed consolidated financial statements. The Company has averted any action by the court through its compliance with the partnership agreement and has presently tendered an offer to purchase the limited partnership interests. This offer has been accepted by the limited partners; however, it is contingent upon financing.

In January 1998, certain financial consultants have filed a lawsuit against Vision Diagnostics, Inc., West Regional MRI, and other individuals, for negligent misrepresentation, a derivative claim for breach of fiduciary duty and breach of contract. The financial consultants believe they are owed finders fees and/or commissions related to financing arranged, equity that could have been obtained and an aborted merger. In addition, one of the financial consultants believes he was wrongfully terminated. Management plans to vigorously defend against this lawsuit and believes the outcome will be in favor of the above named defendants and will not have a material adverse effect on the condensed consolidated financial statements. Any settlement of this lawsuit will be paid out of the portion of the shares not yet issued from the purchase of Vision Diagnostics, Inc. Thirty percent of the shares associated with the purchase of Vision Diagnostics, Inc. have not been issued for this purpose.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

Effective March 6, 1998, the directors of the Company approved a one (1) for thirty-five (35) reverse split of the common stock. There were no changes in the common stock voting rights, par value or authorized shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule.

The Company filed Current Reports on Forms 8-K which were issued on April 17, July 15, and September 11, 1998.



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DEVICE TECHNOLOGIES, INC.


      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----

/s/ Albert J. Perry, Jr.      Chief Financial Officer         November 19, 1998
------------------------
 Albert J. Perry, Jr.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1998             1997
                                                                           (unaudited)
                                                                          -------------     -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $     52,451      $     45,505
   Accounts receivable (net of allowance of $1,382,482 and $46,473)          2,577,814            15,162
   Inventory (net of reserve of $6,275 and $5,711) (Note 2)                    189,074           189,638
   Prepaid expenses and other assets                                           172,709            44,391
---------------------------------------------------------------------------------------------------------

Total current assets                                                         2,992,048           294,696
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                      111,903           105,188
   Machinery and equipment                                                     357,251           199,373
   Leasehold Improvements                                                      553,104                 0
   Equipment under capital lease                                             3,825,016             5,349
---------------------------------------------------------------------------------------------------------
                                                                             4,847,274           309,910

   Less accumulated depreciation                                            (2,736,148)         (136,979)
---------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                   2,111,126           172,931
---------------------------------------------------------------------------------------------------------

LICENSE AGREEMENTS
   (net of accumulated amortization of $897,015 and $745,570)                  927,073         1,079,242

OTHER ASSETS
  Goodwill (Net of accumulated amortization of $89,299)                      3,571,953                 0
  Other Assets                                                                 253,592            16,834
---------------------------------------------------------------------------------------------------------

                                                                          $  9,855,792      $  1,563,703
=========================================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1998              1997
                                                                           (unaudited)
                                                                          -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $  1,463,591      $    454,977
   Accrued expenses                                                            248,501           100,332
   Current obligation under termination agreement                              114,583           114,583
   Current obligation under notes payable                                      568,177                 0
   Line of Credit                                                              449,622                 0
   Current obligation under capital lease                                    1,075,802           100,000
---------------------------------------------------------------------------------------------------------

Total current liabilities                                                    3,920,276           769,892

OTHER LIABILITIES
   Long-term obligation under capital lease                                  1,448,820                 0
---------------------------------------------------------------------------------------------------------

Total other liabilities                                                      1,448,820                 0

Minority Interest in West Regional MRI                                         675,324                 0


STOCKHOLDERS' EQUITY (NOTE 5)

   Series I convertible preferred stock (247,500 shares
     authorized; 0 issued and outstanding)                                           0                 0
   6% cumulative convertible Series A preferred stock,
     $.01 par value (1,972,500 shares authorized; 0
     and 0 shares issued and outstanding)                                            0                 0
   Preferred stock, $.01 par value (10,000,000 shares authorized;
     0 shares issued and outstanding)                                                0                 0
   Common stock, $.15 par value (100,000,000 shares
     authorized; 4,102,532 and 436,262 outstanding)                            615,380            65,439
   Common stock to be issued (912,997 and 715 shares)                          915,652            23,440
   Additional paid-in capital                                               25,452,484        22,603,053
   Deferred stock compensation                                                  25,443            22,792
   Accumulated deficit                                                     (23,197,587)      (21,920,913)
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                   3,811,372           793,811
---------------------------------------------------------------------------------------------------------


                                                                          $  9,855,792      $  1,563,703
=========================================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                           Three Months Ended Sept.30,      Nine Months Ended Sept.30,
                                           ---------------------------      --------------------------
                                                1998            1997          1998            1997
======================================================================================================

NET REVENUES                              $    940,474   $     (1,950)    $    942,374   $     56,750

OPERATING EXPENSES:
  Research and development                      38,272        130,635           73,861        626,348
  Direct costs                                 140,598         22,636              619         91,236
  Sales, general and administrative          1,086,213        897,827        1,972,733      2,612,120
------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                          (324,609)    (1,053,048)      (1,104,839)    (3,272,954)

OTHER INCOME (EXPENSE):
  Other income                                  11,527              0           11,527         25,000
  Other expense                                 (9,154)             0           (9,154)
  Interest income                                    0          5,156                0         50,700
  Interest expense                            (116,302)             0         (146,463)             0
  Loss on disposal of assets                    (1,685)             0           (1,685)             0
 -----------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                 (440,223)    (1,047,892)      (1,250,614)    (3,197,254)

MINORITY INTEREST IN WEST REGIONAL MRI         (25,934)             0          (25,934)             0

------------------------------------------------------------------------------------------------------

NET LOSS                                  $   (466,157)  $ (1,047,892)    $ (1,276,548)  $ (3,197,254)
======================================================================================================

LOSS PER SHARE:

LESS: CUMULATIVE PREFERRED STOCK DIVIDENDS           0         23,956                0        206,462
======================================================================================================

NET LOSS ATTRIBUTABLE TO COMMON STOCK     $   (466,157)  $ (1,071,848)    $ (1,276,548)    (3,403,716)
======================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE   $      (0.11)  $      (3.08)    $      (0.79)  $     (12.83)
======================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   4,212,173        348,398        1,625,324        265,223
======================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1998             1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                ($1,276,548)      ($3,197,254)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
       Stock paid for services                                                 319,588           370,960
       Compensation recognized relating to
        accrued employee stock grants and warrants                               2,650            45,056
       Minority Interest in West Regional MRI                                   25,934                 0
       Depreciation and amortization                                           534,105           268,250
       Loss (gain) on disposal of fixed assets                                   1,685            (2,678)
       Stock paid for accrued interest on Convertible Notes                     37,435                 0
         Increase (decrease) from changes in:
         Accounts receivable                                                   (62,318)          (48,168)
         Inventory                                                                 564          (163,609)
         Prepaid royalties                                                     (25,000)          (25,000)
         Prepaid expenses and other assets                                      38,652            55,981
         Other assets                                                           12,157            (2,866)
         Accounts payable                                                      218,549           124,872
         Termination obligation                                                      0           (98,667)
         Accrued expenses and taxes                                             87,269           (28,852)
---------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                           ($85,278)      ($2,701,975)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                            (86,142)
   Proceeds from sale of property and equipment                                  1,525            77,225
   Cash acquired in acquisition of Vision Diagnostics
    and affiliates                                                              54,582                 0

---------------------------------------------------------------------------------------------------------

Net cash provided (used in) by investing activities                       $     56,107           ($8,917)
---------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1998             1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on line of credit                                                 (150,145)                0
   Proceeds from notes payable                                                 225,020                 0
   Principal payments on notes payable                                          (3,274)                0
   Proceeds from common stock                                                   55,000                 0
   Capital lease financing                                                     (90,484)           (1,103)
 --------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                       $     36,117           ($1,103)
---------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                        6,946        (2,711,995)

Cash and cash equivalents, beginning of period                                  45,505         2,889,233
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $     52,451      $    177,238
---------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1998             1997
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
   Interest                                                               $      71,638     $          -
   Income taxes                                                           $         800     $        800

STOCK ISSUED FOR:
   Research and development                                               $       5,309     $    160,461
   Public relations and marketing services                                                        50,046
   Legal, professional and employee services                                    274,622          119,400
   Directors' fees                                                               37,782           31,177
   Termination agreement                                                          1,875                -
   Manufacturing costs                                                                -            9,876
   Interest expense on convertible notes payable                                 37,435                -
                                                                          -------------------------------
                                                                          $     357,023     $    370,960
                                                                          -------------------------------

   Common stock dividends distributable and issued to 6% cumulative
     convertible Series A preferred stockholders                          $           -         $206,462






NON-CASH FINANCING ACTIVITY:

During the second quarter of 1998, short-term convertible notes payable in the amount of $262,520 were converted along with accrued interest payable of $34,344 into 473,469 shares of Restricted Rule 144 Common Stock (see Note 4).

During the third quarter of 1998, short-term convertible notes payable in the amount of $231,709 were converted along with accrued interest payable of $3,091 into 361,627 shares of Restricted Rule 144 Common Stock (see Note 4).

During the first nine months of 1998 and 1997, deferred compensation expense of $2,651 and $45,056 were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to certain employee agreements in January and September 1997, 7,857 and 536 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 and $25,444 was reclassified to common stock and additional paid-in capital in the first and third quarters of 1997, respectively.

During the third quarter of 1998, three MRI centers and the general partnership of a fourth MRI center were purchased for 3,461,356 shares of Restricted Rule 144 Common Stock. (see Note 5)

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates. Vision Diagnostics, Inc. and Affiliates are in the business of providing radiologic diagnostic services.

On July 14, 1998, the Company consummated the acquisition of certain assets (primarily related to accounts receivable and property and equipment) and the assumption of certain liabilities (primarily accounts payable and debt) from Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. for a purchase price of $1,893,356 shares of Restricted Rule 144 common stock. The Company will account for the acquisition using the purchase method of accounting with the assets acquired and the liabilities assumed recorded at fair value, and the results of the acquired entities included in the Company's condensed consolidated financial statements from July 1, 1998. Goodwill associated with this transaction amounted to $2,025,240.

On July 14, 1998, the Company consummated the acquisition of 100% of the stock of Vision Diagnostics, Inc. with the issuance of 1,568,000 shares of Restricted Rule 144 common stock. Vision Diagnostics, Inc. is the general partner and fifty percent owner of West Regional MRI located in Oak Brook, Illinois. The Company will account for the acquisition using the purchase method of accounting and with the results of the acquired entity included in the Company's consolidated financial statements from the July 1, 1998. Goodwill associated with this transaction amounted to $1,546,712.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL DEVICE TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Statement of Information Furnished

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 1998, and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

The results of operations for the three month and nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. Accounts receivable

Accounts receivable are recorded at net realizable value and have been reduced for known billing adjustments.

3. Inventory

The inventory balance shown at September 30, 1998 consisted of $109,262 of finished goods, net of reserve of $6,275 and $79,812 of parts and materials. The inventory balance shown at December 31, 1997 consisted of $109,826 of finished goods, net of reserve of $5,711 and $79,812 of parts and materials. Inventory is valued at the lower of cost or market, on a first-in, first-out basis.

4. Loss Per Common Share

Loss per share is based on the weighted average number of common shares outstanding during each period presented. For the three months and nine months ended September 30, 1998 and 1997, outstanding stock options and warrants of 87,847 and 89,421, respectively, are not included in the diluted earnings per share calculation since their effect would be anti-dilutive. Weighted average number of common shares outstanding during the three months and nine months ended September 30, 1998 and 1997 includes stock to be issued; however, convertible notes payable were not included as common stock equivalents as the effect would be anti-dilutive.

5.  Short-term Notes Payable

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

On June 19, 1998, 164,096 shares of Restricted Rule 144 Common Stock were issued in order to convert all of these 1997 notes including principal and accrued interest payable. Cash paid to these individuals and to the directors for interest was $0 at December 31, 1997 and September 30, 1998. Restricted Rule 144 Common Stock paid to these individuals and to the directors for interest was $0 at December 31, 1997 and $21,300 at September 30, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $0 as of September 30, 1998. None of the noteholders elected to exercise the related warrants, thus, all such warrants expired on May 18, 1998.

During the first nine months of 1998, the Company issued $225,020 in principal amount of short-term convertible notes payable, due one year from the date of the related note or the date the Company receives funding from any offering or merger with another corporation, to four individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of these notes, may be converted, at the option of the noteholder, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion. These notes accrue interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. As additional consideration for these loans, the individual lenders were awarded 6,250 Restricted Rule 144 Common Stock for every $12,500 loaned to the Company.

On June 19, 1998, 309,373 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert certain 1998 short-term convertible notes, including principal and accrued interest payable (see Note 6). Cash paid to these individuals and to the for interest was $0 at September 30, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $13,044 at September 30, 1998. Accrued interest amounted to $0 as of September 30, 1998.

In the third quarter of 1998, 361,627 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert certain short-term convertible notes, including principal and accrued interest payable (see Note 6). Cash paid to these individuals for interest was $0 at September 30, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $3,091 at September 30, 1998.

In each case, the shares of Restricted Rule 144 Common Stock have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue.

6.  Stockholders' Equity

Common Stock

Pursuant to certain employee agreements in January and September 1997, 7,857 and 536 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 and $25,444 was reclassified to common stock and additional paid-in capital in the first and third quarters of 1997, respectively.

Effective March 6, 1998, the Director's of the Company approved a one (1) for thirty-five (35) reverse split of the common stock. There was no change in the common stock voting rights, par value or authorized shares. All share balances have been retroactively adjusted to reflect the reverse stock split.

On June 19, 1998, 473,469 shares of Restricted Rule 144 Common Stock were issued in order to convert certain 1997 and 1998 convertible notes payable and the related accrued interest (see Note 5). Cash paid to these individuals for interest was $0 at September 30, 1998 and December 31, 1997. In each case, the shares of Restricted Rule 144 Common Stock have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue.

In the third quarter of 1998, 361,627 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert certain short-term convertible notes, including principal and accrued interest payable (see Note 5). Cash paid to these individuals and to the for interest was $0 at September 30, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $3,091 at September 30, 1998.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. On July 1, 1998, these shares were issued. The shares of Restricted Rule 144 Common Stock have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue.

In each of the five most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 100,000 shares of common stock under Form S-8 on May 13, 1998, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until April 1, 2003. During the nine months ended September 30, 1998 and 1997, 226,260 and 33,589 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

On July 14, 1998, the Registrant acquired certain defined magnetic resonant image (MRI) technology properties and Vision Diagnostics, Inc. for a total of 3,461,356 Restricted Rule 144 common shares (2,549,074 issued and 912,282 to be issued upon completion of escrow requirements) of the Registrant. The shares of Restricted Rule 144 Common Stock have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. These shares may not be offered for sale, sold or otherwise transferred for one year and one day from the date of issue. As a result of the acquisitions, the Registrant has acquired certain assets and liabilities of three MRI centers and the general partnership of a fourth MRI center. The four centers are located in Orlando, Florida; Jacksonville, Florida; Oak Brook, Illinois; and Toledo, Ohio. The acquisition will be accounted for using the purchase method and all revenue and expense associated with the acquisition have been included in the consolidated financial statements of the Company as of July 1, 1998. The results of operations between July 1 and the acquisition date, July 14, 1998, are immaterial. As a part of the acquisition of these properties, the principal owner of the properties has been indemnified against certain liabilities and received a two-year consulting agreement with the Registrant, which includes a 5% finder's fee on all new properties acquired by the Registrant through the principal owners' efforts. The principal owner has become a member of the Registrant's Board of Directors and has become the major shareholder of the Registrant, subject to a Voting Trust Agreement which permits the current Board of Directors of the Registrant to vote these shares for a period of up to three years from the date of closing. The trust agreement further restricts the sale of the stock beyond those restrictions imposed by Rule 144. The trust agreement provides that only 25% of the shares will be released to the shareholder after year one of the trust agreement. Under the trust agreement, the voting rights of any shares sold after year one remain with the board of directors.

7.  New Accounting Pronouncements

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