Form 10KSB
period 1998-12-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1999-04-15
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-KSB
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1998.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                            Commission File Number 0-12365

                     MEDICAL DEVICE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                      Utah                         58-1475517
                ----------------                ---------------
         (State or other jurisdiction of         (IRS Employer
         incorporation or organization)        Identification No.)

         9191 Towne Centre Drive, Suite 420, San Diego, California 92122
                    (Address of principal executive offices)

                    Issuer's telephone number: (619) 455-7127

Securities registered under Section 12(b) of the Exchange Act:        None

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $0.15 Par Value                   Over-the-counter

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $1,869,374.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1999, was $3,642,341.

As of March 31, 1999, Registrant had outstanding 5,136,624 shares of common stock, 0 shares of 6% cumulative convertible Series A preferred stock and 56,386 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

Portions of the Registrants definitive Proxy Statement relating to the 1999 Annual Meeting of the Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


PART I

Item 1.          Description of the Business..................................1

Item 2.          Description of Property......................................5

Item 3.          Legal Proceedings............................................6

Item 4.          Submission of Matters to a Vote of Security Holders..........7


PART II

Item 5.          Market for Common Equity and Related Stockholder Matters ....7

Item 6.          Management's Discussion and Analysis and Plan of Operation...8

Item 7.          Financial Statements.........................................15

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................16


PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons,
                 Compliance with Section 16(a) of the Exchange Act............16

Item 10.         Executive Compensation.......................................18

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management...................................................18

Item 12.         Certain Relationships and Related Transactions...............18


PART IV

Item 13.         Exhibits and Reports on Form 8-K.............................19

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

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of March 31, 1998, the Company's Common Stock, par value $.15 per share (the "Common Stock") is traded over-the-counter under the symbol "MEDD". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and Common Stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to Common Stock at a ratio of 4/35 (four thirty-fifths) shares of Common Stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at December 31, 1998.

The Company
-----------

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

Prior to 1998, the Company had developed three innovative medical device products. The first product, the Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS), is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. The third product, the Intracranial Pressure Monitoring System (ICP), is a diagnostic device that measures pressures within the coincident skull noninvasively. The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in 1997 and deemed the ICP license to have no future value. In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, described in the next paragraph, the Company wrote off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458, and $616,093, respectively. However, the company continues to retain the rights to the use of the licenses through 2005 and 2008, respectively. Therefore, the Company may elect to reintroduce either product at a later date.

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates (Vision). Vision Diagnostics, Inc. and Affiliates is in the business of providing radiologic diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. In addition, Vision is the general partner in West Regional MRI Limited Partnership located in Oak Brook, Illinois.

The Company consummated the acquisition of certain assets (primarily related to accounts receivable and property and equipment) and the assumption of certain liabilities (primarily accounts payable and debt) from Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. for a purchase price of 1,893,356 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the assets acquired and the liabilities assumed recorded at fair value, and the results of the acquired entities included in the Company's consolidated financial statements from July 14,1998. Goodwill associated with this transaction amounted to $2,170,550.

Additionally, at this date, the Company acquired of 100% of the stock of Vision Diagnostics, Inc. with the issuance of 1,568,000 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the results of operations of the acquired entity included in the Company's consolidated financial statement from the date of acquisition. Goodwill associated with this transaction amounted to $1,577,477.

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. The limited partners' share of the partner's capital has been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 1998. The limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the year-ended December 31, 1998. With the acquistion of Vision Diagnostics, Inc. and Affiliates, the Company has emerged from the development stage.

In the immediate future, the Company needs to obtain additional financing for its working capital requirements associated with the costs of providing services in its MRI centers.

Acquisitions
------------

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates. Vision Diagnostics, Inc. and Affiliates is in the business of providing radiologic diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. In addition, Vision is the general partner in West Regional MRI Limited Partnership located in Oak Brook, Illinois.

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

The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or establishing mature businesses.

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

The Company has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company currently intends to seek to complete additional private placements of debt and/or equity. The Company's ability to obtain additional sources of financing cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding to acquire additional MRI centers and to obtain the financing necessary to fund its operations.

Number of Employees
-------------------

As of March 31, 1999, the Company had two full-time employees in executive and management capacity, four full-time employees in MRI site management capacity, three full-time employees in MRI site marketing management capacity, six full-time and two part-time employees as MRI technicians and eleven full-time employees in general and administrative capacity.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its MRI machines and offices in San Diego, CA, Jacksonville FL, Orlando, FL, Toledo OH, and Oak Brook IL. The Company's total lease obligation is currently approximately $96,000 per month with certain leases extending through 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently involved in several lawsuits. A description of these lawsuits follows.

In January 1998, the Company was sued in the Superior Court of the State of California, County of Ventura for payment of work allegedly performed for the Company by a third party in the amount of approximately $93,000. The Company is currently negotiating with the third party, but it is uncertain whether a mutually agreeable settlement can be reached. The Company has accrued the $93,000 in accounts payable as of December 31, 1998. Management believes that the outcome will not have a material adverse effect on the consolidated financial statements.

In July 1998, Vision Diagnostics, Inc., which was acquired July 14, 1998, was sued in the United States District Court for the Northern District of Illinois for alleged non-payment of a $90,000 Promissory Note. The Company is currently negotiating a settlement, but is uncertain as to whether one can be reached. Management believes that the outcome will not have a material adverse effect on the consolidated financial statements.

In April 1998, Vision Diagnostics, Inc., which was acquired July 14, 1998, was sued for collection of amounts owed under a certain capital equipment lease. The Company has agreed to refinancing terms with the third party and is awaiting final approval by the credit committee of the third party. Management believes that the outcome will not have a material adverse effect on the consolidated financial statements.

In May 1998, Vision Diagnostics, Inc. and affiliates, which was acquired July 14, 1998, was sued in the Court of Common Pleas, Cuyahoga County, Ohio for breach of contract, unjust enrichment, fraud and conversion related to lack of payment on reading fees. In addition, the former shareholder claims breach of contract, fiduciary duty, self-dealing, conversion and fraud related to certain stock ownership transactions. Management plans to vigorously defend against this lawsuit and believes the outcome will be in favor of the above named defendants and will not have a material adverse effect on the consolidated financial statements. Settlement of this lawsuit will come from shares not yet issued from the purchase of Regional MRI of Orlando. Thirty-five percent of the shares associated with the asset purchase of Regional MRI of Orlando, Inc. have not been issued for this purpose.

In May 1998, the limited partners in West Regional MRI filed a lawsuit in the Circuit Court of the Eighteenth Judicial Circuit, DuPage County, Illinois against Vision Diagnostics, Inc. and DVI Business Credit Corporation to remove Vision Diagnostics, Inc. as the general partner of the partnership, to declare the DVI line of credit financing arrangement unenforceable against West Regional MRI and compensation for poor management by the general partner. Subsequently, the lawsuit was amendeded to include the Company and to void the July 14, 1998 acquisition of the limited partnership. On April 9, 1999, the Company completed the acquisition of the limited partnership and accordingly the lawsuit was dismissed.

In January 1998, certain financial consultants filed a lawsuit in the United States District Court for the District of New Jersey against Vision Diagnostics, Inc., West Regional MRI, and other individuals, for negligent misrepresentation, a derivative claim for breach of fiduciary duty and breach of contract. The financial consultants believe they are owed finders fees and/or commissions related to financing arranged, equity that could have been obtained and an aborted merger. In addition, one of the financial consultants believes he was wrongfully terminated. Management plans to vigorously defend against this lawsuit and believes the outcome will be in favor of the above named defendants and will not have a material adverse effect on the consolidated financial statements.

The Company has been named as a defendant in several legal actions primarily involving the default by the Company with respect to the provisions of certain agreements and/or financial obligations. Many of these matters have been settled with payment terms agreed to by both parties, and while any litigation has an element of uncertainty, the Company believes that the ultimate outcome of any legal matter or claim that is pending or threatened will not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of all of them combined could have a material adverse effect on its consolidated financial position or results of operations.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter under the symbol MEDD. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the NASDAQ SmallCap Market during 1997 and 1998. Common Stock prices have been adjusted to reflect the one-for-two reverse split in June 1996 and the one (1) for thirty-five (35) reverse split effective March 6, 1998.
                                                          Bid Price
                                                   High                   Low
                                                   --------------------------
1997
----
         First Quarter                            $27.30               $13.30
         Second Quarter                           $28.35               $13.30
         Third Quarter                            $15.40                $3.15
         Fourth Quarter                            $5.60                $1.09
1998
----
         First Quarter                            $ 2.50               $  .55
         Second Quarter                           $ 2.31               $ 1.14
         Third Quarter                            $ 2.13               $  .94
         Fourth Quarter                           $ 1.06               $  .56

On March 31, 1999, the closing bid and asked prices of the Company's Common Stock, as reported by the OTC Bulletin Board, were $1.31 and $1.31 per share, respectively.

The Company received notice from NASDAQ, at the close of business on March 24, 1998, that the Company's stock, which had previously traded on the Small Cap Market, was being delisted as of the date of notification for failure to meet the minimum requirement for tangible net assets value.

On March 31, 1999, there were approximately 1,148 holders of record of Common Stock.

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

General
-------

>From its incorporation in 1980 until June 1992, the Company was engaged exclusively in oil and gas activities. In June 1992, the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. The Company changed its name in May 1995, from Cytoprobe Corporation, to reflect the change of focus. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company. In third quarter 1998, the Company narrowed its focus to medical diagnostic imaging centers. The Company has emerged in 1998 from a development stage to an operating company through a corporate acquisition of Vision Diagnostics and affiliates.

The Company has not been profitable for the last 10 years and expects to incur additional operating losses in the coming year. The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto referred to in Item 7.

Results of Operations
---------------------

Year ended December 31, 1998 compared to year ended December 31, 1997.

Revenues
--------

Operating revenues for the year ended December 31, 1998 were $1,869,374 compared to $62,750 for the year ended December 31, 1997. The increase of 29.8 fold is a result of the acquisition of Vision Diagnostics, Inc. and affiliates which consists of three wholly owned MRI centers and the general partnership of a fourth center. Revenue from the MRI centers accounted for $1,867,474 of the sales revenue in 1998. The FAS represented $1,900 of the sales revenue in 1998 and all of the sales revenue in 1997. This was generated from providing scanning and reading services for the medical industry.

Operating Expenses
------------------

Research and Development

Research and development costs in 1998 were $102,293 as compared to $708,051 in 1997, representing a decrease of 85.6%. Current year costs associated with research and development represent carrying costs for maintaining ownership of the FAS and CRS for part of 1998 prior to their associated licenses being written off.

Sales, General and Administrative

Sales, general and administrative costs were $2,967,114 in 1998 as compared to $3,145,461 in 1997, representing a decrease of 5.7%. This decrease was primarily the result of corporate downsizing of the sales, marketing, general and administrative staff and management as compared to the same period in 1997 offset by the activity from the acquisition of Vision Diagnostics, Inc. and Affiliates during the third quarter of 1998.

Loss on Impairment of License Agreements

Loss on impairment of License agreement was $487,784 in 1997, resulting from the Company's license for the ICP being revoked by the licenser in January 1998 after the Company failed to cure a 1997 default in the license agreement for non-payment of royalties. In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, the Company wrote-off the FAS and the CRS licenses as well as other related assets and recorded an impairment loss of $1,341,551, an increase of 175% from 1997.

Losses

The Company's net loss for the year ended December 31, 1998 was $2,833,850 as compared to $4,382,785 for the year ended December 31, 1997, representing a 35.4% decline in the net loss. This reduced loss was primarily attributable to sales resulting from the acquisition of the MRI centers and the curtailment certain research and development expenditures related to the CRS, the reduction of FAS promotion and the sales, marketing, general and administrative personnel downsizing in 1998 as compared to 1997. Loss per common share for 1998 was $0.93 as compared to a $15.15 loss per common share 1997. This reduction in loss per common share was attributable to the reduced net loss in 1998 compared to 1997 and to the increase in the weighted average number of common shares outstanding in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from the public and private sale of debt and equity securities and the issuance of Common Stock in exchange for services. The Company's cash position at December 31, 1998 was $77,906 as compared to $45,505 at December 31, 1997, representing a 71.2% increase.

In 1998, $59,202 of net cash was used for operating activities. The Company received $240,020 from the proceeds of private placement convertible notes and $55,000 from the proceeds of Restricted Rule 144 Common Stock issued during 1998. Net cash used in operating activities in 1998 consisted principally of a net loss of $2,833,850. This net loss was partially offset by an decrease in other net assets (excluding cash) of $489,486, $396,680 in common stock paid for services and interest in lieu of cash, plus depreciation, minority interest, accrued compensation expense and loss on impairment and disposal of assets of $1,888,482. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $1,258,564 at December 31, 1998 as compared to a negative working capital of $475,196 at December 31, 1997. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company intends to seek to complete additional private placements of debt and/or equity. The Company's ability to complete to obtain additional sources of financing cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding necessary to fund its operations surrounding the MRI centers.

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

On June 19, 1998, 164,096 shares of Restricted Rule 144 Common Stock were issued in order to convert all of these 1997 notes including principal and accrued interest payable. Cash paid to these individuals and to the directors for interest was $0 at December 31, 1997 and December 31, 1998. Restricted Rule 144 Common Stock paid to these individuals and to the directors for interest was $0 at December 31, 1997 and $21,300 at December 31, 1998. Accrued interest amounted to $4,400 for the year ended December 31, 1997 to $0 as of December 31, 1998. All of the noteholders did not elect to exercise the related warrants, thus, all such warrants expired on May 18, 1998.

During the year ended December 31, 1998, the Company issued $240,020 in principal amount of short-term convertible notes payable, due one year from the date of the related note or the date the Company receives funding from any offering or merger with another corporation, to four individuals to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal and accrued interest amounts of these notes, may be converted, at the option of the noteholder, into common shares of the Company at any time prior to repayment thereof at a conversion price per share of fifty (50%) percent of the previous thirty day average trading bid price as of the date of conversion. These notes accrue interest at a rate per annum equal to one (1%) percent over the referenced prime lending rate announced from time to time by Bank of America in San Francisco, California. As additional consideration for these loans, the individual lenders were awarded 6,250 Restricted Rule 144 Common Stock for every $12,500 loaned to the Company.

During the second and third quarters of 1998, 391,858 shares (including the additional consideration shares) of Restricted Rule 144 Common Stock were issued in order to convert all of these 1998 short-term convertible notes, including principal and accrued interest payable, except for one note for $15,000, which was still outstanding at December 31, 1998. Cash paid to these individuals for interest was $0 as of December 31, 1998. Restricted Rule 144 Common Stock paid to these individuals for interest was $13,708 as of December 31, 1998. Accrued interest amounted to $1,248 as of December 31, 1998.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. As of December 31, 1998, all such shares had been issued.

Net Operating Loss Carryforward
-------------------------------

At December 31, 1998, the Company had approximately $23,000,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2013. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the Preferred Stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2013, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax assets of $9,214,523.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 on January 1, 1998 and it had no effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS 131 on January 1, 1998 and it had no effect on its financial position or results of operations.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company has emerged in 1998 from a development stage to an operating company through a corporate acquisition of Vision Diagnostics, Inc. and affiliates.

The Company's Capital Requirements
----------------------------------

The Company's greatest cash requirements during 1999 will be for funding, in the immediate future, its deficit in working capital, and in the longer term, obtaining the working capital necessary for future acquisitions of additional medical diagnostic imaging centers.

The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through a corporate acquisition or merger with another entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities.

If a corporate acquisition or merger with another entity or private placement is not completed, the Company will be required to reduce costs and seek alternative financing sources which cannot be assured. Consequently, the Company's operating outlook is not assured.

Subsequent to the next 12 months, the Company currently plans to finance its long-term operations and capital requirements with the profits and funds generated from the revenues of its MRI centers as well as through new private financings and public offerings of debt and equity securities.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations, negative working capital and is in default with respect to the terms of certain obligations. Further, the continued viability of the Company is dependent on the success of its MRI centers which were acquired in July 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998 and 1997 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern.

The Company is seeking to fund its immediate and longer-term working capital needs from funds to be obtained through a corporate acquisition or merger with another entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities. However, neither the consummation nor the success of an acquisition or merger, nor the receipt of additional funds can be assured. Therefore, the long-term viability of the Company is dependent on its ability to profitably operate its MRI centers and to obtain the financing necessary to fund its anticipated growth.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

Year 2000 Compliance

Background

In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, date-sensitive systems (both IT systems and non-IT systems) may recognize a date identified with "00" as the Year 1900, rather than the year 2000. This is generally described as the Year 2000 issue. If this situation occurs, the potential exists for system failures or miscalculations, which could impact business operations.

The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 preparedness: the Company's state of readiness, costs, risks, and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

State of Readiness

The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company plans on completing the modifications to and testing of all significant systems by July 1999.

In addition, the Company has been communicating with customers, suppliers, banks, vendors and others with whom it does significant business (collectively) its "business partners") to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these communications and related responses, the Company is monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's system rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Costs

The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The total costs to the company of addressing Year 2000 issues are estimated to be less than $10,000. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

Risks

The company utilizes IT systems and non-IT systems in various aspects of its business. Year 2000 problems in some of the Company's systems could possibly disrupt operations, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results.

The Company is also exposed to the risk that one or more of its customers, suppliers or vendors could experience Year 2000 problems that could impact the ability of such customers to transact business or such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

Contingency Plans

The Company is in the process of developing contingency plans for the Company's IT systems and non-IT systems requiring Year 2000 modification. In addition, the Company is developing contingency plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. These contingency plans will include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Reports of Independent Certified Public Accountants                         F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997                F-3

Consolidated Statements of Operations for the
Years Ended December 31, 1998 and 1997                                      F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1998 and 1997                                      F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1998 and 1997                                      F-8

Notes to Consolidated Financial Statements                                  F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 1999, the Registrant received notification that its accounting firm, BDO Seidman, LLP, had resigned. The Company's decision to accept the resignation of BDO Seidman was approved by the Company's Board of Directors. The Registrant had no disagreements nor other events reportable under Item 304 of Regulation S-B with the former accounting firm. The former auditors' report on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that their report contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern.

The Board of Directors has approved the engagement of Parks, Tschopp, Whitcomb & Orr, PA as independent accountants for the Company and to advise the Company on accounting matters. Prior to the appointment of Parks, Tschopp, Whitcomb & Orr, PA, the Company had not consulted with Parks, Tschopp, Whitcomb & Orr, PA , regarding the application of accounting principles.

The registrant has no disagreements with its current auditor Parks, Tschopp, Whitcomb & Orr, PA.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers, on December 31, 1998, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,       11/11/94          8/31/94
 Age 60                Chief Executive Officer,
                       President

 Albert J. Perry, Jr.  Chief Financial Officer                        7/14/98
 Age 35
 (The Company's Chief Financial Officer resigned effective February 18, 1999)

 Richard E. Sloan      Vice President of Operations                   3/15/96
 Age 50                and New Business Development

 Don L. Arnwine        Director                      3/6/95
 Age 66

 Arthur E. Bradley     Director                     9/26/86
 Age 65

 Thomas E. Glasgow     Director                    11/11/94
 Age 45

 Larry M. Lammers      Director                     7/14/98
 Age 45

 Robert S. Muehlberg   Director                     3/11/99
 Age 45

The principal occupations and positions for the past several years of each of the executive officers and directors of the Company are as follows:

M. Lee Hulsebus has been in the health care field for 33 years. From January 1992 until he joined the Company in August 1994, he was the President and owner of his own health care consulting firm. From August 1993 to November 1993, Mr. Hulsebus also served as Chief Executive Officer of InCoMed Corporation, then a small California-based medical products company. From 1990 to 1992, Mr. Hulsebus served as President and Chief Operating Officer of Sports Support, Inc., a sports medicine company. From 1988 until 1990, he served as Medical Group President for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry. Mr. Hulsebus has served in the capacity of President/Chief Executive Officer for the past 19 years for various companies.
                                   16

Albert J. Perry, Jr. had been the Company's Chief Financial Officer since July 14, 1998. Mr. Perry was the Controller of Vision Diagnostics Inc. prior to the acquisition. Mr. Perry has worked within the healthcare industry for over eight years and held various positions in both operations and financial management. While with Clinical Diagnostic Systems, Mr. Perry was directly involved in the sale of the company to National Medical Care, the largest provider of dialysis services in the U.S. Mr. Perry a US Army veteran, is a business administration graduate of the University of Central Florida and is a licensed CPA in the state of Florida. Mr. Perry resigned from his position of Chief Financial Officer of the Company effective February 18, 1999.

Richard E. Sloan has been Vice President of New Business Development since March 1996 and Vice President of Operations since July 14, 1998. Mr. Sloan was also a consultant to the Company from August 1995 to March 1996. From March 1995 to July 1995, Mr. Sloan served as Chief Executive Officer of WorldWide Products, Inc., a private Los Angeles based development and marketing firm that distributes pharmaceutical products to plastic surgeons and dermatologists. Prior thereto, from March 1992 to March 1995 he served as corporate marketing director and general manager for Industrial Products of UniFET Incorporated, a private company based in San Diego, California involved in the development of solid-state sensor-based medical products. From December 1989 through March 1992, Mr. Sloan managed his own mergers and acquisition business with First Pacific Group, located in Carlsbad, California, which provided investment and financial services to privately-held companies in southern California. Prior to that Mr. Sloan had held various management positions with Baxter International, Deerfield, IL and IVAC Corporation, San Diego, CA.

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

Larry M. Lammers, D.C. was the President and founder of Vision Diagnostics, Inc. and built from start-up the four centers which were acquired by MDT. Since 1993, Dr. Lammers had been the CEO or Regional MRI of Orlando, dba "Vision MRI". He has been the President Owner/Operator of the Tuscawilla Chiropractic Center since 1989 and Leesburg Chiropractic Center since 1977. Dr. Lammers received his medical education from National College of Chiropractic, Acquinas College of Monroe Catholic Central.

Robert S. Muehlberg has been President and Chief Executive Officer of Envision Management, Inc. of Las Vegas, NV, a company that provides management and consulting services to the health care industry since 1997. Mr. Muehlberg served as Chairman and Chief Executive Officer from 1994 until 1997 of Medical Imaging Centers of America, Inc. (MICA), a company he joined in 1985. Prior to joining MICA, Mr. Muehlberg held various management positions at International Imaging, Inc., Chicago, IL and American Medical International (AMI) Clearwater, FL. Mr. Muehlberg holds a Bachelor's degree in Health Science from the University of Missouri and a Masters degree in Business Administration from Nova Southeastern University.

The information required by this Item, which will be set forth under the captions "Proposal No. 1- Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1998, one director received compensation of $8,600 for general corporate consulting services. Pursuant to the Vision acquisition agreement, another director received $65,000 for corporate consulting fees in 1998. Per the terms of such agreement, this director will continue to receive $13,000 per month until July 15, 2000.

During the fourth quarter of 1997, the Company issued $100,000 in principal amount of 36% short-term convertible notes payable, due April 18, 1998, to five individuals, $50,000 of which was provided by three of the Company's directors, to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of Common Stock. Interest paid to these individuals and to the directors was $0 in 1997 and accrued interest amounted to $4,400 at December 31, 1997. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of Common Stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share (see Note 7 to the consolidated financial statements). In connection with the issuance of the warrants, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length. All of these notes were converted in 1998.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K     The company filed current reports on Forms
                        8-K which were issued on April 17, 1998, July 15, 1998,
                        September 11, 1998 and February 3, 1999.

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


MEDICAL DEVICE TECHNOLOGIES, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer, President,    April 14, 1999
------------------------   Chief Financial Officer,
 M. Lee Hulsebus,          Chairman, Principal Accounting Officer
                           and Secretary


/s/ Don L. Arnwine         Director                               April 14, 1999
------------------------
    Don L. Arnwine


/s/ Arthur E. Bradley      Director                               April 14, 1999
------------------------
    Arthur E. Bradley


/s/ Thomas E. Glasgow      Director                               April 14, 1999
------------------------
    Thomas E. Glasgow


/s/ Larry M. Lammers       Director                               April 14, 1999
------------------------
    Larry M. Lammers


/s/ Robert S. Muehlberg    Director                               April 14, 1999
------------------------
    Robert S. Muehlberg

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Medical Device Technologies, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Medical Device Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Technologies, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, negative working capital and lack of long-term financing raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Maitland, Florida
April 7, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Medical Device Technologies, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Medical Device Technologies, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for of the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Technologies, Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, negative working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            By /s/ BDO Seidman, LLP
                                              ----------------------
                                                   BDO SEIDMAN, LLP

Costa Mesa, California
March 25, 1998


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1998 and 1997


ASSETS
------
                                                                                     1998                1997
                                                                                     ----                ----
Current assets:
     Cash and cash equivalents                                                  $       77,906      $       45,505
     Accounts receivable (net of allowance of $1,487,172
          and $46,473)                                                               2,536,042              15,162
     Inventory (net of reserve of $5,711 in 1997)                                            -             189,638
     Prepaid expenses and other assets                                                  72,180              44,391
                                                                                ---------------     ---------------
               Total current assets                                                  2,686,128             294,696
                                                                                ---------------     ---------------

Property and equipment (note 4):
     Furniture and fixtures                                                             33,799             105,188
     Machinery and equipment                                                           188,546             199,373
     Equipment under capital leases                                                  2,380,038                   -
     Leasehold improvements                                                            406,082               5,349
                                                                                ---------------     ---------------
                                                                                     3,008,465             309,910

     Less accumulated depreciation                                                  (1,197,268)           (136,979)
                                                                                ---------------     ---------------

Net property and equipment                                                           1,811,197             172,931

Intangible assets (note 3):
     License agreements                                                                      -           1,824,812
     Goodwill                                                                        3,938,378                   -
     Organization costs                                                                160,930                   -
     Less accumulated amortization                                                    (175,867)           (745,570)
                                                                                ---------------     ---------------

                                                                                     3,923,441           1,079,242

Other assets                                                                           134,822              16,834
                                                                                ---------------     ---------------
               Total assets                                                     $    8,555,588      $    1,563,703
                                                                                ===============     ===============


See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1998 and 1997


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                                     1998                1997
                                                                                     ----                ----
Current liabilities:
     Accounts payable                                                           $      917,368      $      454,977
     Accrued expenses                                                                1,256,549             214,915
     Current obligation under capital lease obligations (note 5)                       897,629                   -
     Short-term notes payable and line of credit (note 4)                              873,146             100,000
                                                                                ---------------     ---------------
               Total current liabilities                                             3,944,692             769,892
                                                                                ---------------     ---------------

Other liabilities:
     Convertible debt                                                                   15,000                   -
     Capital lease obligations, less current portion (note 5)                        1,552,378                   -
                                                                                ---------------     ---------------
               Total liabilities                                                     5,512,070             769,892
                                                                                ---------------     ---------------

Minority interest                                                                      643,252                   -
                                                                                ---------------     ---------------

Commitments and contingencies (notes 5 and 6)

Stockholders' equity (notes 7 and 8)
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                                               -                   -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                                    -                   -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                                        -                   -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 4,370,905 and 436,262 outstanding)                                655,636              65,439
     Common stock to be issued (862,394 and 715 shares)                                866,162              23,440
     Additional paid-in capital                                                     25,607,914          22,603,053
     Deferred stock compensation                                                        25,443              22,792
     Accumulated deficit                                                           (24,754,889)        (21,920,913)
                                                                                ---------------     ---------------
               Total stockholders' equity                                            2,400,266             793,811
                                                                                ---------------     ---------------
               Total liabilities and stockholders' equity                       $    8,555,588      $    1,563,703
                                                                                ===============     ===============

See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1998 and 1997


                                                                                    1998                1997
                                                                               ---------------     ---------------

Patient service revenue                                                        $    1,867,474      $            -
Net sales of products                                                                   1,900              62,750
Cost of sales                                                                            (619)           (174,990)
                                                                               ---------------     ---------------
          Gross profit (loss)                                                       1,868,755            (112,240)
                                                                               ---------------     ---------------

Operating expenses:
     Research and development                                                         102,293             708,051
     Sales, general and administrative                                              2,967,114           3,145,461
     Loss on impairment of license agreements (note 3)                              1,341,551             487,784
                                                                               ---------------     ---------------

          Total operating expenses                                                  4,410,958           4,341,296
                                                                               ---------------     ---------------

          Loss from operations                                                     (2,542,203)         (4,453,536)

Other income (expense):
     Other income                                                                       7,332              25,000
     Interest income                                                                       64              51,687
     Interest expense                                                                (269,851)             (5,936)
                                                                               ---------------     ---------------
     Loss before minority interest                                                 (2,804,658)         (4,382,785)

Minority interest                                                                     (29,192)                  -
                                                                               ---------------     ---------------
Net loss                                                                           (2,833,850)         (4,382,785)
Loss per share:
    Add cumulative preferred stock dividends (note 7)                                       -             206,462
                                                                               ---------------     ---------------
Net loss attributable to common stockholders                                   $   (2,833,850)     $   (4,589,247)
                                                                               ===============     ===============
Basic and diluted loss per common share                                                 (0.93)             (15.15)
                                                                               ===============     ===============
Weighted average common shares outstanding                                          3,038,968             302,946
                                                                               ===============     ===============


See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1998 and 1997


                                                          PREFERRED STOCK             COMMON STOCK       ADDITIONAL      COMMON
                                                    ------------------------- -------------------------    PAID-IN        STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL     TO BE ISSUED
                                                    ------------ ------------ ------------ ------------ ------------- ------------

Balance, January 1, 1997                              1,343,500  $    13,435      197,085  $ 1,034,694  $ 20,650,306  $    40,170
Stock issued for:
    Research and development, compensation
       and services                                           -            -       69,140      362,984       110,937            -
Common stock dividend distributable to 6%
    cumulative convertible Series A preferred
    stockholders                                              -            -        8,102       42,538       180,654      (16,730)
Common stock issued for conversion of 6%
   cumulative convertbile Series A preferred stock   (1,343,500)     (13,435)     153,543      806,100      (792,665)           -
Accrued stock issuance                                        -            -        8,392       44,062       228,882            -
Effect of one-for thirty-five reverse stock split                                           (2,224,939)    2,224,939
Net loss for 1997                                             -            -            -            -             -            -
                                                    ------------ ------------ ------------ ------------ ------------- ------------

Balance, December 31, 1997                                    -  $         -      436,262  $    65,439  $ 22,603,053  $    23,440
                                                    ============ ============ ============ ============ ============= ============

(continued below)

                                                       DEFERRED       ACCUMULATED
                                                     COMPENSATION       DEFICIT          TOTAL
                                                    --------------- --------------- ---------------

Balance, January 1, 1997                            $      247,500  $  (17,331,666) $    4,654,439
Stock issued for:
    Research and development, compensation
       and services                                              -               -         473,921
Common stock dividend distributable to 6%
    cumulative convertible Series A preferred
    stockholders                                                 -        (206,462)              -
Common stock dividend distributable to 6%
   cumulative convertbile Series A preferred stock               -               -               -
Accrued stock issuance                                    (224,708)              -          48,236
Effect of one-for thirty-five reverse stock split                                                -
Net loss for 1997                                                -      (4,382,785)     (4,382,785)
                                                    --------------- --------------- ---------------

Balance, December 31, 1997                          $       22,792  $  (21,920,913) $      793,811
                                                    =============== =============== ===============


See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1998 and 1997

                                                          PREFERRED STOCK             COMMON STOCK       ADDITIONAL      COMMON
                                                    ------------------------- -------------------------    PAID-IN        STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL     TO BE ISSUED
                                                    ------------ ------------ ------------ ------------ ------------- ------------
Balance, January 1, 1998                                      -  $         -      436,262  $    65,439  $ 22,603,053      $23,440
Common stock issued as a result of the rounding
       of shares for the thirty-five to one reverse
       stock split                                            -            -          839          126             -            -
Common stock issued for research and
      development, compensation, and services                 -            -      345,311       51,797       344,883            -
Restricted Section 144 common stock issued for
     the conversion of principal and accrued interest
     on convertible notes payable                             -            -      933,816      140,072       460,695            -
Common stock purchased                                        -            -       55,000        8,250        46,750            -
Restricted Section 144 common stock issued for
     Acquisition of Vision Diagnostic, Inc. &
     Affiliates                                               -            -    2,599,677      389,952     2,152,533      842,722
Accrued stock issuance                                        -            -            -            -             -            -
Net loss                                                      -            -            -            -             -            -
                                                    ------------ ------------ ------------ ------------ ------------- ------------

Balance, December 31, 1998                                    -  $         -    4,370,905  $   655,636  $ 25,607,914  $   866,162
                                                    ============ ============ ============ ============ ============= ============

(continued below)


                                                       DEFERRED       ACCUMULATED
                                                     COMPENSATION       DEFICIT          TOTAL
                                                    --------------- --------------- ---------------
Balance, January 1, 1998                            $       22,792  $  (21,920,913) $      793,811
Common stock issued as a result of the rounding
       of shares for the thirty-five to one reverse
       stock split                                               -            (126)              -
Common stock issued for research and
      development, compensation, and services                    -               -         396,680
Restricted Section 144 common stock issued for
     the conversion of principal and accrued interest
     on convertible notes payable                                -               -         600,767
Common stock purchased                                           -               -          55,000
Restricted Section 144 common stock issued for
     Acquisition of Vision Diagnostic, Inc. &
     Affiliates                                                  -               -       3,385,207
Accrued stock issuance                                       2,651                           2,651
Net loss                                                         -      (2,833,850)     (2,833,850)
                                                    --------------- --------------- ---------------

Balance, December 31, 1998                          $       25,443  $  (24,754,889) $    2,400,266
                                                    =============== =============== ===============




See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998 and 1997

                                                                                    1998                1997
                                                                               ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                  $   (2,833,850)     $   (4,382,785)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Stock paid for services                                                    396,680             472,957
           Compensation recognized relating to
              accrued employee stock grants and warrants                                2,651              48,236
           Minority interest                                                           29,192                   -
           Bad debt expense                                                                 -              46,473
           Depreciation and amortization                                              623,853             358,106
           Loss on disposal of inventory                                              189,638                   -
           Loss (gain) on disposal of fixed assets                                    116,074              (2,678)
           Loss on impairment of license agreement                                    927,074             487,784

           Increase (decrease) from changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                     (14,348)            (53,072)
              Inventory                                                                     -             (89,259)
              Prepaid expenses and other assets                                       (27,789)             89,918
              Other assets                                                             61,531              (1,831)
              Accounts payable and accrued expenses                                   470,092              92,442
                                                                               ---------------     ---------------
                     Net cash used in operating activities                            (59,202)         (2,933,709)
                                                                               ---------------     ---------------



See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998 and 1997
                                                                                    1998                1997
                                                                               ---------------     ---------------
Cash flows from investing activities:
     Purchase of property and equipment                                        $            -      $      (86,142)
     Proceeds from sale of property and equipment                                           -              77,226
                                                                               ---------------     ---------------

                     Net cash used in investing activities                                  -              (8,916)
                                                                               ---------------     ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                      240,020             100,000
     Principal payments on notes payable and line of credit                           (49,226)                  -
     Proceeds from issuing common stock                                                55,000                   -
     Principal payments on capital lease obligations                                 (154,191)             (1,103)
                                                                               ---------------     ---------------

           Net cash provided by financing activities                                   91,603              98,897
                                                                               ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                   32,401          (2,843,728)

Cash and cash equivalents, beginning of period                                         45,505           2,889,233
                                                                               ---------------     ---------------

Cash and cash equivalents, end of period                                       $       77,906      $       45,505
                                                                               ===============     ===============



See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998 and 1997
                                                            YEAR ENDED DECEMBER 31,
                                                             1998            1997
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:


PAYMENTS FOR:
     Interest                                            $    283,560     $          -
     Income taxes                                        $        800     $        800

STOCK ISSUED FOR:
     Research and development                            $    170,675     $    182,361
     Public relations and marketing services                        -           50,046
     Legal, professional, and employee services               178,610          186,853
     Directors' fees                                           47,395           32,521
     Manufacturing costs                                            -            9,876
     Termination agreement                                          -           10,300
                                                         ------------------------------
                                                         $    396,680     $    471,957
                                                         ------------------------------

      Common stock dividends distributable and issued to
          6% cumulative convertible Series A preferred
          stockholders                                   $          -     $    206,462



NON-CASH FINANCING ACTIVITY:

During the years ended 1998 and 1997, deferred compensation expense of $2,651 and $48,236, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to certain employee agreements in January and September 1997, 7,856 and 536 shares, respectively, of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $247,500 and $25,444 was reclassified to common stock and additional paid-in capital.

During the year ended December 31 1998, the Company acquired the net assets of other companies in exchange for 3,461,356 shares of common stock.

The net assets acquired were as follows:

              Accounts receivable                                 $2,506,532
              Property and equipment                               2,211,088
              Other Assets                                           179,519
              Accounts payable and other liabilities              (2,846,114)
              Capital lease obligations                           (2,604,196)
                                                             ----------------
                                                                   ($553,171)
                                                             ----------------


See accompanying notes to consolidated financial statements.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

(a) DESCRIPTION OF BUSINESS

Medical Device Technologies, Inc., (the "Company") is a public company incorporated in Utah on February 6, 1980 and headquartered in San Diego, California. The Company's Common Stock currently trades over-the-counter under the symbol "MEDD". Prior to 1992, the Company's business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical device company. The Company changed its name in April 1995, from Cytoprobe Corporation, to reflect the change of focus.

Prior to 1998, the Company had developed three innovative medical device products. The first product, the Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), is a device which monitors the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The second product, the Cell Recovery System (CRS), is a cell "brushing" and retrieval system using an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. The third product, the Intracranial Pressure Monitoring System (ICP), is a diagnostic device that measures pressures within the coincident skull noninvasively. The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in 1997 and deemed the ICP license to have no future value. In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, described in the next paragraph, the Company wrote off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458, and $616,093, respectively. However, the company continues to retain the rights to the use of the licenses through 2005 and 2008, respectively.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

(a) DESCRIPTION OF BUSINESS - CONTINUED

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates (Vision). Vision Diagnostics, Inc. and Affiliates is in the business of providing radiologic diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. In addition, Vision is the general partner in West Regional MRI Limited Partnership located in Oak Brook, Illinois.

The Company consummated the acquisition of certain assets (primarily related to accounts receivable and property and equipment) and the assumption of certain liabilities (primarily accounts payable and debt) from Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. for a purchase price of 1,893,356 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the assets acquired and the liabilities assumed recorded at fair value, and the results of the acquired entities included in the Company's consolidated financial statements from the date of acquisition. Goodwill associated with this transaction amounted to $2,170,550.

Additionally, at this date, the Company acquired of 100% of the stock of Vision Diagnostics, Inc. with the issuance of 1,568,000 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the results of operations of the acquired entity included in the Company's consolidated financial statements from the date of acquisition. Goodwill associated with this transaction amounted to $1,577,447.

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. The limited partners' share of the partner's capital has been reflected as a minority partners' interest on the accompanying consolidated balance sheet at December 31, 1998. The limited partners' share of the partnership's net income has been presented as minority partners' share of income of consolidated partnership in the accompanying 1998 consolidated statement of operations. With the acquisition of Vision Diagnostics, Inc. and Affiliates, the Company has emerged from the development stage.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


(1) CONTINUED
    ---------

The following unaudited proforma information presents a summary of the consolidated results of operations as if the acquisition had taken place on January 1, 1997.

                                        Year ended December 31

                                         1998            1997
                                     -----------     -----------
          Revenues                    3,738,299       3,599,609
          Net loss                   (2,907,664)     (4,833,849)
          Loss per share                  (0.07)          (0.10)

These proforma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


(b) INVENTORY

The inventory balance shown at December 31, 1997 consisted of $109,826 of finished goods, (net of a reserve of $5,711), and $79,812 of parts and materials. Inventory is valued at the lower of cost (first-in, first-out basis) or market. At December 31, 1998, the inventory balance was zero as a result of the write-off of costs associated with the impairment loss of the FAS license.

(c) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to nine years.

(d) LICENSE AGREEMENTS

The Company has entered into various license agreements whereby the Company has acquired the exclusive worldwide rights to develop, commercialize, manufacture, and sell its products. In addition, the Company paid finder's fees relating to two of its products. These costs, along with legal costs to register the related patents, had been capitalized and were being amortized over the estimated useful life of the license agreements, prior to writing off the licenses in 1998 and 1997.

In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, the Company has concentrated its efforts in the MRI centers, and accordingly has written off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458, and $616,093, respectively. However, the company continues to retain the rights to the use of the licenses through 2005 and 2008, respectively.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(1) CONTINUED
    ---------

The Company's license for the ICP was revoked by the licensor in January 1998 after the Company failed to cure a default in the license agreement with the licensor for non-payment of royalties. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.


(e) INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes", (SFAS No. 109). This statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS No. 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(f) CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

(g) REVENUE RECOGNITION

During 1998, the principal sources of revenues are from magnetic resonance imaging which are recognized as performed. The Company is presently operating in this one business segment and only in the United States.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(1) CONTINUED
    ---------

(h) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rate do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company operates and grants credit to customers in Central Florida, Oak Brook, Illinois, Toledo, Ohio and Jacksonville, Florida. In addition, the Company files claims with numerous insurance carriers, managed care groups and Medicare and Medicaid located throughout the United States.

Consequently, the Company's ability to collect the amounts due from customers, managed care groups, insurance companies and government agencies may be affected by economic fluctuation and governmental regulations in the healthcare industry.

(i) USE OF ESTIMATES

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(j) LOSS PER COMMON SHARE

Loss per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the per share calculations because such inclusion would be antidilutive.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(1) CONTINUED
    ---------

(k) NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 on January 1, 1998 and it had no effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS 131 on January 1, 1998 and it had no effect on its financial position or results of operations.

(l) Reclassification

Certain amounts in the 1997 Financial Statements have been reclassified to conform with the 1998 presentation.

(2) GOING CONCERN
    -------------

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations, negative working capital and is in default with respect to the terms of certain obligations. Further, the continued viability of the Company is dependent on the success of its MRI centers which were acquired in July 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

The Company is seeking to fund its immediate and longer-term working capital needs from funds to be obtained through a corporate acquisition or merger with another entity with greater financial resources or from the proceeds of additional private placements or public offerings of debt or equity securities. However, neither the consummation nor the success of an acquisition or merger, nor the receipt of additional funds can be assured. Therefore, the long-term viability of the Company is dependent on its ability to profitably operate its MRI centers and to obtain the financing necessary to fund its anticipated growth.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

(3) INTANGIBLE ASSETS
    -----------------

LICENSE AGREEMENTS

License agreements costs are as follows:
                                                            December 31,
                                                            ------------
                                Useful Life            1998             1997
                                -----------            ----             ----


               CRS               10 Years                   -         1,338,624

               FAS               10 Years           $                   486,188
                                                    ----------       ----------

                                                            -         1,824,812
               Less: accumulated amortization                           745,570
                                                    ----------       ----------

                                                    $                 1,079,242
                                                    ==========       ==========

Amortization expense was $152,168 and $297,142 for the years ended December 31, 1998 and 1997, respectively.


In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, the Company has concentrated its efforts in the MRI centers, and accordingly has written off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458, and $616,093, respectively. However, the company continues to retain the rights to the use of the licenses through 2005 and 2008, respectively.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998
GOODWILL

In connection with the Vision acquisition, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $3,800,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

(4) SHORT-TERM NOTES PAYABLE AND LINE OF CREDIT
    -------------------------------------------

Notes payable and line of credit consist of the following at December 31:

                                                                                           1998          1997
                                                                                           ----          ----


   Line of credit with finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined.
   Balance due August 1999, renewable for consecutive one-year periods.                 $ 562,538     $       -

   Note payable  originally due June 1997.  Outstanding  balance  currently due
   with interest at 12.5%.                                                                 59,619             -

   Note payable to bank, with interest at 9.95%, due August, 1998.                         79,689             -

   Note  payable  to bank,  with  interest  at prime plus 2%.  Balance  was due
   August  1998,  collateralized  by MRI  machine  and second  lien on accounts
   receivable.                                                                             94,129             -

   Note  payable to bank,  with  interest due  quarterly  at 4% above  discount
   rate, principal due June, 1999                                                          77,171             -

   Notes payable to individuals ($50,000 to three directors) interest at 36%, due April, 1998 convertible at $2.35 per share of common stock. Note holders were also awarded warrants to purchase 1,429 shares for every
   $12,500 loaned to the Company at an exercise price of $4.20 per share.                               100,000
                                                                                        ----------    ----------
                                                                                        $ 873,146     $ 100,000
                                                                                        ==========    ==========

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(5) LEASES
    ------

The Company is currently leasing its MRI machines under capital lease agreements and its offices under operating leases which expire at various dates.

At December 31, 1998, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                         Capital            Operating
                        Year-ending December 31,                         Leases               Leases
                        ------------------------                         ------               ------
                                  1999                                $  974,839             172,497
                                  2000                                   919,399             106,359
                                  2001                                   476,925              85,200
                                  2002                                   194,305              87,200
                                  2003                                   181,560              87,200
                               Thereafter                                315,406             135,700
                                                                      -----------         -----------

      Total minimum lease payments                                     3,062,434             674,156

      Less amounts representing interest (at rates of 5.7% to
      18.2%)                                                             612,427
                                                                      -----------

      Present value of net minimum lease payments                      2,450,007

          Less current portion                                           897,629
                                                                      -----------

      Capital lease obligations                                       $1,552,378
                                                                      ===========

Rent expense for operating leases, including month to month leases, was $154,449 and $106,306 for the years ended December 31, 1998 and 1997, respectively.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(6) COMMITMENTS AND CONTINGENCIES
    -----------------------------

LICENSE AGREEMENTS

In prior years the Company entered into license agreements in connection with the acquisition of the FAS and CRS devices. Through December 31, 1997, the Company had paid $620,000 and issued 6,514 shares of common stock pursuant to the original CRS license agreement.

In connection with the write-off of the FAS and CRS licenses, the associated license agreements were terminated. License expense associated with the CRS license amounted to $90,212 in 1998.

EMPLOYEE AND MEDICAL ADVISOR AGREEMENTS

On January 1, 1998, the Company had agreements with medical advisors for a one- to two-year term. The agreements provide for shares of common stock to be issued to each advisor per year, issued semi-annually, as determined by the Chairman of the Board.

In August 1994, the Company entered into an exclusive four-year employment agreement with the Chief Executive Officer. The employment agreement provides for a base salary of $162,000 per year in addition to three thousand five hundred and seventy-two (3,572) shares of the common stock at the end of two years of continuous satisfactory employment by the Company. On August 2, 1996, the Board of Directors changed the date which the Chief Executive Officer is entitled to received these shares to January 2, 1997. In addition, the Chief Executive Officer received 2,858 common stock purchase warrants which are exercisable over a five (5) year period ending August 31, 1999 at $70.00 per share.

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

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


(6) CONTINUED
    ---------

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

On August 2, 1998, the Board of Directors extended the Employment and Severance Agreements with the Chief Executive Officer for an additional one (1) year period or until August 31, 2001.

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

LEGAL MATTERS

The Company has been named as a defendant in several legal actions primarily involving the default by the Company with respect to the provisions of certain agreements and/or financial obligations. Many of these matters have been settled with payment terms agreed to by both parties, and while any litigation has an element of uncertainty, the Company believes that the ultimate outcome of any legal matter or claim that is pending or threatened will not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of all of them combined could have a material adverse effect on its consolidated financial position or results of operations.

                       MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(7) STOCKHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

In April 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of $.01 par value preferred stock. In December 1995, the Company further amended its Articles of Incorporation to authorize 187,500 of Series I convertible preferred stock in conjunction with its private placement offering, the Company issued 153,750 shares of Series I convertible preferred stock with an assigned value of $384,375 (see note 3). On January 19, 1996, the Company again amended its Articles of Incorporation to increase the authorized shares of Series I convertible preferred stock from 187,500 to 247,500. On January 24, 1996, the Company issued an additional 93,750 shares of Series I convertible preferred stock. These preferred shares were considered an original issue discount associated with the notes payable and were amortized over approximately the first five months of 1996.

On June 24, 1996, the Company completed a public offering of 1,500,000 shares of 6% cumulative convertible Series A preferred stock (the "Preferred Stock") and 1,500,000 redeemable common stock purchase warrants (the "Redeemable Warrants") resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four thirty-fifths (4/35) share of common stock $43.75 per share and for a total of $131.25. As part of the terms of this offering, the holders of the Series I convertible preferred stock exchanged their preferred stock for the Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock, by its terms, automatically converted into four thirty-fifths (4/35) share of common stock on July 24, 1997.

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

COMMON STOCK

On June 20, 1996, the directors of the Company approved a one-for-two reverse split of the common stock. On March 6, 1998, the directors of the Company approved an additional one-for-thirty-five reverse split of the Common Stock of the Company. All share balances have been retroactively restated in the accompanying consolidated financial statements to reflect the reverse stock splits.

On September 9, 1996, the Company issued 2,047 shares of common stock as a dividend for the period through August 31, 1996 for the Preferred Stockholders of record as of August 12, 1996.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(7) CONTINUED
    ---------

COMMON STOCK

On November 11, 1996, the Company declared a common stock dividend of 3,186 shares to Preferred Stockholders of record as of December 10, 1996. On June 12, 1997 the Company declared a common stock dividend of 4,345 shares to Preferred Stockholders of record as of June 27, 1997 and on July 24, 1997 declared a common stock dividend of 571 shares to Preferred Stockholders of record as of July 24, 1997. The shares for November 1996 dividend and for the June 1997 dividend were issued in January 1997 and July 1997, respectively and, accordingly, were recorded as common stock dividend distributable and additional paid-in capital at December 31, 1996 and at June 20, 1997, respectively. The number of shares paid on the Preferred Stock as a dividend was calculated based on the 10 day moving average price of the common stock during the 30 days prior to the declaration date, subject to a maximum price of $105.00 and minimum price of $42.00 per share. Fractional shares were rounded up.

During the year ended December 31, 1996, as a result of individuals exercising 4,643 private warrants, the Company issued 4,643 shares of common stock for $275,000. No warrants were exercised in 1998 or 1997.

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

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(7) CONTINUED
    ---------

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. As of December 31, 1998, all such shares had been issued (see Note 9).

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates for a total of 3,461,356 Restricted Rule 144 common shares. At December 31, 1998, 2,599,677 shares have been issued and 861,679 are to be issued upon the completion of escrow requirements.

(8) OPTIONS AND WARRANTS
    --------------------

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

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(8) CONTINUED
    ---------

Options and private and public warrants granted and issued by the Company consisted of:

                                                                      Weighted
                                                                      Average
                                                        Number         Price
                                                        ------        -------
Balance outstanding, December 31, 1996                   89,421      $ 103.60
Options granted                                          10,572         20.65
Warrants granted                                         11,429          4.20
Warrants expired                                        (13,572)        75.95

Balance outstanding, December 31, 1997                   97,850         49.08

Options granted                                               -          -
Options expired                                          (2,285)         20.65
Warrants granted                                              -           -
Warrants expired                                        (12,286)          5.86

Balance outstanding, December 31, 1998                   83,279          56.12
Common shares                                           139,638          59.96

Options and warrants exercisable                         78,861          58.08
Common shares resulting                                 135,224      $   61.23


Compensation expense was not recorded for any issuance of options and warrants to officers of employees in 1998 and 1997 as the fair market value of the options and warrants was below the exercise price on their respective dates of issuance.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(8) CONTINUED
    ---------

Information relating to options and warrants at December 31, 1998 summarized by exercise price is as follows:

                 Outstanding                                            Exercisable
                                                       Weighted Average                 Weighted Average
Exercise Price                 Equiv.               Life          Exercise          Equiv.           Exercise
Per Share                      Shares              (Year)           Price           Shares            Price

      $   20.65                  8,287               9.0           20.65             4,144             20.65
          28.00                  9,572               5.0           28.00              9,301            28.00
          44.10                  2,849               2.0           44.10              2,849            44.10
          45.15                    554               2.0           45.15                554            45.15
          48.30                    518               2.0           48.30                518            48.30
          65.63                112,715               2.0           65.63            112,715            65.63
          70.00                  5,143               3.6           70.00              5,143            70.00

                               139,638               3.6           55.96            135,224            61.23


Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1998 and 1997 would have been increased to the pro forma amounts presented below:

                                                                                    1998               1997
                                                                                    ----               ----

        Net loss:
             As reported                                                         $(2,833,850)       $(4,382,785)
             Pro forma                                                            (2,924,708)        (4,535,746)

        Loss attributable to common stockholders
             As reported                                                          (2,833,850)        (4,589,247)
             Pro forma                                                            (2,924,708)        (4,742,208)

        Basic and diluted loss per share
             As reported                                                                (.93)            (15.15)
             Pro forma                                                                  (.96)            (15.65)


                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(8) CONTINUED
    ---------

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 1998 and 1997: expected life of 10 years; expected volatility of 33.5%; risk-free interest rate of 6%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 1997 approximated $11.90 per option and warrant.

Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous warrant grants. The above numbers do not include the effect of warrants granted prior to 1996 that vested in 1997 and 1998.

Additionally, the Company's fully owned subsidiary, Vision Diagnostics, Inc. has 247,000 warrants outstanding which entitle the holder to purchase shares of Vision Diagnostics, Inc. at $1.50 per share. These warrants expire in 2001.

(9) EMPLOYEE BENEFIT PLANS - COMPENSATORY STOCK BENEFIT PLANS
    ---------------------------------------------------------

In each of the four most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 500,000 shares of common stock under Form S-8 on March 17, 1999, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until February 1, 2004. During 1998 and 1997 345,311 and 69,140 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

Beginning in 1997, compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the time of issuance (fair value method) and amortized over the applicable period.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(10) DEFINED CONTRIBUTION PLAN
     -------------------------

In August 1996, the Company adopted the Medical Device Technologies, Inc. Employee Retirement Savings and Profit Sharing Plan (the "Plan"). The Plan is a defined contribution profit sharing plan which allows the employee to participate once hired. Total expense for its full time employees amounted to $10,341 and $3,077 for the years ended December 31, 1997 and 1998, respectively. In 1998, the Plan was terminated and no contributions were made to the Plan by the Company during 1998.

(11) RELATED PARTY TRANSACTIONS
     --------------------------

During the fourth quarter of 1997, the Company issued $100,000 in principal amount of 36% short-term convertible notes payable, due April 18, 1998, to five individuals, including three directors, to finance operations until a corporate acquisition could be completed. Until payment in full, the unpaid principal amount of these notes, or any portion may, at the election of the noteholder at any time before the due date, be converted at the conversion price of $2.35 per share of common stock. As additional consideration for these loans, the individual lenders, including the directors, were awarded an aggregate of warrants to purchase 1,429 shares of common stock for every $12,500 loaned to the Company at an exercise price of $4.20 per share. In connection with the issuance of the warrants, the Company did not recognize additional interest expense, as the value of the warrants was deemed to be immaterial. The interest rate and terms of these notes were made at arms length. The notes were converted to common stock in 1998.

In 1998, one director received compensation of $8,600 for general corporate consulting services. Pursuant to the Vision acquisition agreement, another director received $65,000 for corporate consulting fees in 1998. Per the terms of such agreement, this director will continue to receive $13,000 per month until July 15, 2000.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

(12) INCOME TAXES
     ------------

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:


                                                                                    DECEMBER 31,
                                                                              1998               1997
                                                                              ----               ----

                            Inventory reserve                             $          -                (949)
                Bad debt reserve                                               559,623              19,148
                Other                                                                -               9,872
                Net operating loss carryforwards                             8,654,900           7,782,227
                                                                          -------------       -------------
                                                                             9,214,523           7,810,298
                                       Valuation allowance                  (9,214,523)         (7,810,298)
                                                                          -------------       -------------

                          Total                                           $          -                   -
                                                                          =============       =============


At December 31, 1998, the Company had approximately $23,000,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2018. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the preferred stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2018, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 1998 and 1997.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


(13) SUBSEQUENT EVENTS
     -----------------

On April 7, 1999, the Company acquired the West Regional MRI Limited Partnership, of which the Company was the General Partner, at a purchase price of $1,300,000.

In March 1998, a lawsuit was filed against the Company for "false designation" in connection with the use of the name Medical Device Technologies, Inc. Subsequent to year-end, the lawsuit was settled whereby the Company agreed to cease using the name of Medical Device Technologies, Inc. effective on June 18, 1999.

In February 1999, the Company entered into a lease for a new MRI machine to be used at Regional MRI of Orlando. The terms of this lease call for sixty monthly payments in the amount of $16,747.