Form 10QSB
period 1999-03-31
MEDICAL DEVICE TECHNOLOGIES INC
filed 1999-05-24
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended March 31, 1999.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 1999, was $2,219,057.

As of April 30, 1999, Registrant had outstanding 5,406,149 shares of common stock, 0 shares of 6% cumulative convertible Series A preferred stock and 56,386 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 1999 and
         December 31, 1998                                                  F-1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1999 and 1998                                      F-3

         Consolidated Statements of Stockholders' Equity for the
         Three Months Ended March 31, 1999                                  F-4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and 1998                                      F-5

         Notes to Consolidated Financial Statements                         F-7

Item 2.  Management's Discussion and Analysis and Plan of Operation           2


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    9

Item 2.  Changes in Securities............................................    9

Item 3.  Defaults Upon Senior Securities..................................    9

Item 4.  Submission of Matters to a Vote of Security Holders..............    9

Item 5.  Other Information................................................    9

Item 6.  Exhibits and Reports on Form 8-K.................................    9

                                     PART I

PART I

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 in this Form 10-QSB.

Forward-Looking Statements
--------------------------

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's services for certain applications; ability to acquire additional medical diagnostic imaging centers; and failure by the Company to keep pace with emerging technologies.

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


Description of the Business
---------------------------

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

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of March 31, 1998, the Company's Common Stock, par value $.15 per share (the "Common Stock") is traded over-the-counter under the symbol "MEDD". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and Common Stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to Common Stock at a ratio of 4/35 (four thirty-fifths) shares of Common Stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at March 31, 1999.

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

Additionally, on this date, the Company acquired 100% of the stock of Vision Diagnostics, Inc. with the issuance of 1,568,000 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the results of operations of the acquired entity included in the Company's consolidated financial statement from the date of acquisition. Goodwill associated with this transaction amounted to $1,577,477.

During the first quarter of 1999, an additional 200,000 shares of Restricted Rule 144 common stock, valued at $87,500, were issued in connection with the acquisition of Vision Diagnostics, Inc. Accordingly, goodwill associated with this transaction was increased by $87,500.

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. The limited partners' share of the partner's capital has been reflected as a minority interest on the accompanying consolidated balance sheet at March 31, 1999. The limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the three months ended March 31, 1999

In the immediate future, the Company needs to obtain additional financing for its working capital requirements associated with the costs of providing services in its MRI centers.

Risks
-----

As the Company acquires additional businesses including MRI centers with existing revenue streams, the working capital requirements of the Company can be expected to increase. The Company's ability to collect the accounts receivable associated with providing MRI services will be a significant factor in meeting its working capital needs.

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

Results of Operations
---------------------

The three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Revenues
--------

Net revenues for the three months ended March 31, 1999 were $803,686 compared to $1,900 for the three months ended March 31, 1998. The increase of 422 fold is the result of the acquisition of Vision Diagnostics, Inc. and affiliates which consists of three wholly owned MRI centers and the general partnership of a fourth center. Revenue from the MRI centers accounted for all of the net revenues in 1999. Such revenues were generated from providing scanning and reading services for the medical industry. The product sales from the Fluid Alarm System (FAS) represented $1,900 of the sales revenue in 1998.

Operating Expenses
------------------

Research and Development

Research and development costs in the first quarter of 1999 were $0 as compared to $(3,394) in the first quarter of 1998. In the first quarter of 1998, research and development activities were postponed and refunds on clinical trials and the related insurance were received. There were no current year costs associated with research and development because in 1998 all activity related to the FAS and Cell Recovery System ceased and the associated licenses were written-off to reflect the Company's focus on medical diagnostic imaging centers.

Sales, General and Administrative

Sales, general and administrative costs were $1,168,826 for the first quarter of 1999 as compared to $291,689 for the first quarter of 1998, representing an increase of 3 fold. This increase was primarily the result of the activity from the MRI centers which were acquired during the third quarter of 1998.

Losses

The Company's net loss for the three months ended March 31, 1999 was ($417,821) as compared to ($296,610) for the three months ended March 31, 1998, representing a 40.9% increase in the net loss. The increase in loss was primarily attributable to the costs associated with providing services to the acquired MRI centers coupled with the costs associated with operating such centers. Loss per common share for the first quarter of 1999 was ($.11) as compared to a ($.64) loss per common share for the same period in 1998. This reduction in loss per common share was attributable to the increase in the weighted average number of common shares outstanding for the first quarter of 1999 as compared to the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from the public and private sale of debt and equity securities and the issuance of Common Stock in exchange for services. The Company's cash position at March 31, 1999 was $19,122 as compared to $26,468 at March 31, 1998, representing a 27.8% decrease.

During the first quarter of 1999, $121,782 of net cash was used for operating activities. The Company received $100,000 from the proceeds of a note payable and $135,000 from the proceeds of the issuance of Restricted Rule 144 Common Stock. Net cash used in operating activities during the first three months of 1999 consisted principally of a net loss of $417,821. This net loss was partially offset by $253,138 in common stock paid for services in lieu of cash plus depreciation of $163,893. Contributing to net cash used in operating activities was a decrease in other net assets (excluding cash) of $101,343 and the change in minority interest of $19,649. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $1,271,915 at March 31, 1999 as compared to a negative working capital of $1,258,564 at December 31, 1998. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

During the first quarter of 1999, 55,119 shares (including the additional consideration shares) of Restricted Rule 144 common stock were issued in order to convert the remaining 1998 short-term convertible note, principal and accrued interest payable. Cash paid to this individual for interest was $0 as of March 31, 1999. Restricted Rule 144 common stock paid to this individual for interest was $1,408 as of March 31, 1999. Accrued interest related to these notes was $0 as of March 31, 1999.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 Common Stock at a purchase price of $1.00 per share. As of December 31, 1998, all such shares had been issued.

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of March 31, 1999, such shares had not been issued.

Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of March 31, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of March 31, 1999, all such shares had been issued.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company emerged in 1998 from a development stage to an operating company through the corporate acquisition of Vision Diagnostics, Inc. and affiliates.

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

Year 2000 Compliance
---------------------

Background:

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

State of Readiness:

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

Costs:

The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The total costs to the company of addressing Year 2000 issues are estimated to be less than $40,000. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

Risks:

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

Contingency Plans:

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1998.

In March 1998, a lawsuit was filed against the Company for "false designation" in connection with the use of the name Medical Device Technologies, Inc. During the first quarter of 1999, the lawsuit was settled whereby the Company agreed to cease using the name of Medical Device Technologies, Inc. effective on June 18, 1999.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable

PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule

Reports on Form 8-K     The company filed current reports on Forms 8-K which
                        were issued on February 3, 1999 and April 15, 1999.

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


MEDICAL DEVICE TECHNOLOGIES, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer, President,     May 23, 1999
------------------------   Chief Financial Officer,
 M. Lee Hulsebus,          Chairman, Principal Accounting Officer
                           and Secretary


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



ASSETS                                                                             March 31,         December 31,
------                                                                               1999                1998
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                                  $       19,122      $       77,906
     Accounts receivable (net of allowance of $1,363,675
          and $1,487,172                                                             2,378,083           2,536,042
Prepaid expenses and other assets                                                      267,346              72,180
                                                                                ---------------     ---------------
               Total current assets                                                  2,664,551           2,686,128
                                                                                ---------------     ---------------

Property and equipment:
     Furniture and fixtures                                                             33,799              33,799
     Machinery and equipment                                                           188,546             188,546
     Equipment under capital leases                                                  2,380,038           2,380,038
     Leasehold improvements                                                            406,082             406,082
                                                                                ---------------     ---------------
                                                                                     3,008,465           3,008,465

     Less accumulated depreciation                                                  (1,323,119)         (1,197,268)
                                                                                ---------------     ---------------

Net property and equipment                                                           1,685,346           1,811,197

Intangible assets (note 3):
     Goodwill                                                                        4,025,878           3,938,378
     Organization costs                                                                160,930             160,930
     Less accumulated amortization                                                    (213,748)           (175,867)
                                                                                ---------------     ---------------

                                                                                     3,973,060           3,923,441

Other assets                                                                           146,957             134,822
                                                                                ---------------     ---------------
               Total assets                                                     $    8,469,914      $    8,555,588
                                                                                ===============     ===============


          See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                                               March 31,         December 31,
------                                                                               1999                1998
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current liabilities:
     Accounts payable                                                           $      922,672      $      917,368
     Accrued expenses                                                                1,199,244           1,256,549
     Current obligation under capital lease obligations                                873,703             897,629
     Short-term notes payable and line of credit (note 4)                              940,847             873,146
                                                                                ---------------     ---------------
               Total current liabilities                                             3,936,466           3,944,692
                                                                                ---------------     ---------------

Other liabilities:
     Convertible debt                                                                    -                  15,000
     Capital lease obligations, less current portion                                 1,435,352           1,552,378
                                                                                ---------------     ---------------
               Total liabilities                                                     5,371,818           5,512,070
                                                                                ---------------     ---------------

Minority interest                                                                      623,605             643,252
                                                                                ---------------     ---------------

Commitments and contingencies (notes 4 and 5)

Stockholders' equity (notes 5)
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                                               -                   -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                                    -                   -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                                        -                   -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 5,138,124 and 4,370,905 outstanding)                              770,719             655,636
     Common stock to be issued (924,894 and 862,394 shares)                            891,162             866,162
     Additional paid-in capital                                                     25,959,877          25,607,914
     Deferred stock compensation                                                        25,443              25,443
     Accumulated deficit                                                           (25,172,710)        (24,754,889)
                                                                                ---------------     ---------------
               Total stockholders' equity                                            2,474,491           2,400,266
                                                                                ---------------     ---------------
               Total liabilities and stockholders' equity                       $    8,469,914      $    8,555,588
                                                                                ===============     ===============

See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                   Three months ended March 31,
                                                                                    1999                1998
                                                                               ---------------     ---------------
Patient service revenue                                                        $    1,093,560      $            -
Product sales                                                                               -               1,900
Discounts and allowances                                                             (289,874)                  -
                                                                               ---------------     ---------------
Net revenues                                                                          803,686               1,900

Cost of sales                                                                               -                (619)
                                                                               ---------------     ---------------
Gross profit                                                                          803,686               1,281

Operating expenses:
     Research and development                                                           -                  (3,394)
     Sales, general and administrative                                              1,168,826             291,689
                                                                               ---------------     ---------------

          Total operating expenses                                                  1,168,826             288,295
                                                                               ---------------     ---------------

          Loss from operations                                                       (365,140)           (287,014)

Other income (expense):
     Other income                                                                      11,932                   -
     Interest income                                                                        -                   -
     Interest expense                                                                 (84,262)             (9,596)
                                                                               ---------------     ---------------
     Loss before minority interest                                                   (437,470)           (296,610)

Minority interest                                                                      19,649                   -
                                                                               ---------------     ---------------
Net loss                                                                       $     (417,821)     $     (296,610)
                                                                               ===============     ===============
Basic and diluted loss per common share                                        $        (0.09)     $        (0.64)
                                                                               ===============     ===============
Weighted average common shares outstanding                                          4,782,417             465,937
                                                                               ===============     ===============


          See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED March 31, 1999

(unaudited)

                                                          PREFERRED STOCK           COMMON STOCK         ADDITIONAL      COMMON
                                                    ------------------------- -------------------------    PAID-IN        STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL     TO BE ISSUED
                                                    ------------ ------------ ------------ ------------ ------------- ------------
Balance, January 1, 1999                                  -      $      -       4,370,905  $   655,636  $ 25,607,914  $   866,162
Common stock issued for compensation and services         -             -         178,700       26,805       187,627          -
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                            -             -          55,119        8,268         8,140          -
Restricted Rule 144 common stock issued for
   Compensation and services                              -             -          58,400        8,760        29,946          -
Restricted Rule 144 common stock issued for acquistion
   of Vision Diagnostics, Inc. & affiliates               -             -         200,000       30,000        57,500          -
Restricted Rule 144 common stock issued for cash          -             -         275,000       41,250        68,750          -
Restricted Rule 144 common stock to be issued             -             -            -            -             -          25,000
Net loss for three months ended March 31, 1999            -             -            -            -             -            -
                                                    ------------ ------------ ------------ ------------ ------------- ------------

Balance, March 31, 1999                                   -      $      -       5,138,124  $   770,719  $ 25,959,877  $   891,162
                                                    ============ ============ ============ ============ ============= ============

(continued below)


                                                       DEFERRED       ACCUMULATED
                                                     COMPENSATION       DEFICIT          TOTAL
                                                    --------------- --------------- ---------------
Balance, January 1, 1999                            $       25,443  $  (24,754,889) $    2,400,266
Common stock issued for compensation and services             -              -             214,432
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                -              -              16,408
Restricted Rule 144 common stock issued for
  compensation and services                                   -              -              38,706
Restricted Rule 144 common stock issued for
   acquisition of Vision Diagnostics, Inc. &
   affiliates                                                 -              -              87,500
Restricted Rule 144 common stock issued for cash              -              -             110,000
Restricted Rule 144 common stock to be issued                 -              -              25,000
Net loss for three months ended March 31, 1999                -           (417,821)       (417,821)
                                                    --------------- --------------- ---------------

Balance, March 31, 1999                             $       25,443  $  (25,172,710) $    2,474,491
                                                    =============== =============== ===============



          See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                    Three months ended March 31,
                                                                                    1999                1998
                                                                               ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                  $     (417,821)     $     (296,610)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Stock paid for services                                                    253,138              87,915
           Compensation recognized relating to
              accrued employee stock grants and warrants                                    -               2,651
           Minority interest                                                          (19,649)
           Bad debt expense                                                                 -                   -
           Depreciation and amortization                                              163,893              65,164
           Loss (gain) on disposal of fixed assets                                          -                   -

         Increase (decrease) from changes in assets and liabilities:
              Accounts receivable                                                     157,959                   -
              Inventory                                                                     -                 564
              Prepaid expenses and other assets                                      (195,166)             33,514
              Other assets                                                            (12,135)                  -
              Accounts payable and accrued expenses                                   (52,001)            (12,235)
                                                                               ---------------     ---------------
                     Net cash used in operating activities                           (121,782)     $     (119,037)
                                                                               ---------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                        $            -      $            -
     Proceeds from sale of property and equipment                                           -                   -
                                                                               ---------------     ---------------

                     Net cash used in investing activities                                  -                   -
                                                                               ---------------     ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                      100,000             100,000
     Principal payments on notes payable and line of credit                           (33,396)                  -
     Proceeds from issuing common stock                                               135,000                   -
     Principal payments on capital lease obligations                                 (138,606)                  -
                                                                               ---------------     ---------------

           Net cash provided by financing activities                                   62,998             100,000
                                                                               ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                  (58,784)            (19,037)

Cash and cash equivalents, beginning of period                                         77,906              45,505
                                                                               ---------------     ---------------

Cash and cash equivalents, end of period                                       $       19,122      $       26,468
                                                                               ===============     ===============



          See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
                                                           Three Months Ended March 31,
                                                              1999            1998
                                                         --------------- ---------------

SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
     Interest                                            $       69,617  $            -
     Income taxes                                        $            -  $            -

STOCK ISSUED FOR:
     Research and development                            $            -  $        2,597
     Public relations and marketing services                          -               -
     Legal, professional, and employee services                 243,388          82,974
     Directors' fees                                              9,750             469
     Termination agreement                                            -           1,875
                                                         --------------- ---------------
                                                         $      253,138  $       87,915
                                                         --------------- ---------------


NON-CASH FINANCING ACTIVITY:

During the first quarter of 1999 and 1998, deferred compensation expense of $0 and $2,657, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.


          See accompanying notes to consolidated financial statements.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 1999, and the results of operations for the three month period ended March 31, 1999 and 1998 and cash flows for the three month period March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


(2) LOSS PER COMMON SHARE

Loss per common share have been computed based upon the weighted average number of common shares outstanding during the periods presented. Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the per share calculations because such inclusion would be antidilutive.


(3)  GOODWILL

In connection with the Vision acquisition, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $3,800,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years.


(4) SHORT-TERM NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consist of the following at March 31:
                                                                                           1999          1998
                                                                                           ----          ----
   Line of credit with finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined.
   Balance due August 1999, renewable for consecutive one-year periods.                 $ 528,566     $ 562,538

   Note payable  originally due June 1997.  Outstanding  balance  currently due
   with interest at 12.5%.                                                                 61,499        59,619

   Note payable to bank, with interest at 9.95%, due August 1998.                          81,368        79,689

   Note payable to bank, with interest at prime plus 2%. Balance was due August
   1998, collateralized by MRI machine and second lien on accounts
   receivable.                                                                             94,129        94,129

   Note  payable to bank,  with  interest due  quarterly  at 4% above  discount
   rate, principal due June 1999.                                                          76,559        77,171

   Note payable to finance company, with interest at 10.5%, payable in sixty
   Consecutive monthly installments of $2,149.39, final payment due February 2004.         98,726
                                                                                        ----------    ----------
                                                                                        $ 940,847     $ 873,146
                                                                                        ==========    ==========

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999


(5) STOCKHOLDERS' EQUITY
    --------------------

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

                                March 31, 1999

(5) CONTINUED
    ---------

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

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

(5) CONTINUED

During the first quarter of 1999, an additional 200,000 shares of Restricted Rule 144 common stock, valued at $87,500, were issued in connection with the acquisition of Vision Diagnostics, Inc. Accordingly, goodwill associated with this transaction was increased by $87,500.

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of March 31, 1999, such shares had not been issued.

Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of March 31, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of March 31, 1999, all such shares had been issued.

In each of the five most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 500,000 shares of common stock under Form S-8 on March 17, 1999, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until February 1, 2004. During the three months ended March 31, 1999 and 1998, 178,700 and 80,381 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

(6) NEW ACCOUNTING PRONOUNCEMENTS

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

(7) SUBSEQUENT EVENTS

On April 7, 1999, the Company acquired the West Regional MRI Limited Partnership, of which the Company was the General Partner, at a purchase price of $1,300,000. At March 31, 1999, $150,000 of the purchase price was placed in a prepaid escrow account which is included on the accompanying 1999 Consolidated Balance Sheet in Prepaid Expenses and Other Assets.

In February 1999, the Company entered into a lease for a new MRI machine to be used at Regional MRI of Orlando. The terms of this lease call for sixty monthly payments in the amount of $16,747 and does not begin until the equipment is available for first patient use. As of May 1999, the equipment is still in the installment process.