Form 10QSB
period 1999-06-30
MEDICAL DEVICE TECHNOLOGIES INC
filed 1999-08-16
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended June 30, 1999.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 30, 1999, was $9,001,910.

As of July 30, 1999, Registrant had outstanding 6,838,099 shares of common stock, 0 shares of 6% cumulative convertible Series A preferred stock and 56,386 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___    No.  X

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998                                                  F-1

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 1999 and 1998                        F-3

         Consolidated Statements of Stockholders' Equity for the
         Six Months Ended June 30, 1999                                     F-4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998                                       F-6

         Notes to Consolidated Financial Statements                         F-8

Item 2.  Management's Discussion and Analysis and Plan of Operation           2


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    9

Item 2.  Changes in Securities............................................    9

Item 3.  Defaults Upon Senior Securities..................................    9

Item 4.  Submission of Matters to a Vote of Security Holders..............    10

Item 5.  Other Information................................................    10

Item 6.  Exhibits and Reports on Form 8-K.................................    10

                                     PART I

PART I

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended June 30, 1999.

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

Description of the Business
---------------------------

From its incorporation in 1980 until June 1992, the Company was engaged exclusively in oil and gas activities. In June 1992, the Company commenced certain initial activities with respect to the medical device business. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. Effective as of January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. The Company changed its name in May 1995, from Cytoprobe Corporation, to reflect the change of focus. On June 1, 1992, the Company was considered, for accounting purposes, to have re-emerged as a development stage company. In third quarter 1998, the Company narrowed its focus to medical diagnostic imaging centers. The Company has emerged in 1998 from a development stage to an operating company through a corporate acquisition of Vision Diagnostics and affiliates.

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

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, the Company acquired the remaining 50% in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partner's capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 1998. The limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the six months ended June 30, 1999.

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

Results of Operations
---------------------

The three months ended June 30, 1999 compared to the three months ended June 30, 1998.

Revenues
--------

Net revenues for the three months ended June 30, 1999 were $852,639 compared to $0 for the three months ended June 30, 1998. The increase is the result of the acquisition of Vision Diagnostics, Inc. and affiliates which, as of April 7, 1999, consists of four wholly owned MRI centers. Revenue from the MRI centers accounted for all of the net revenues in 1999. Such revenues were generated from providing scanning and reading services for the medical industry.

Operating Expenses
------------------

Research and Development

Research and development costs in the second quarter of 1999 were $0 as compared to $38,982 in the second quarter of 1998. In the second quarter of 1998, research and development activities were postponed and the only costs were associated with carrying costs for maintaining ownership of the Fluid Alarm System (FAS) and Cell Recovery System (CRS) licenses. There were no current year costs associated with research and development because in late 1998 all activity related to the FAS and CRS ceased and the associated licenses were written-off to reflect the Company's focus on medical diagnostic imaging centers.

Sales, General and Administrative

Sales, general and administrative costs were $1,211,429 for the second quarter of 1999 as compared to $454,234 for the second quarter of 1998, representing an increase of 3.7 fold. This increase was primarily the result of the activity from operating the MRI centers which were acquired during the third quarter of 1998.

Losses

The Company's net loss for the three months ended June 30, 1999 was $(483,150) as compared to $(513,781) for the three months ended June 30, 1998, representing a 6.0% decrease in the net loss. The decrease in loss was primarily attributable to the revenues from the acquired MRI centers offset by the costs associated with providing services to the MRI centers coupled with the costs associated with operating such centers. Loss per common share for the second quarter of 1999 was $(0.08) as compared to a $(0.82) loss per common share for the same period in 1999. This reduction in loss per common share was attributable to the reduced net loss in the second quarter of 1999 compared the same period in 1998 and to the increase in the weighted average number of common shares outstanding for the second quarter of 1999 as compared to the second quarter of 1998.


The six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Revenues
--------

Net revenues for the six months ended June 30, 1999 were $1,656,325 compared to $1,900 for the six months ended June 30, 1998. The increase of 871 fold is the result of the acquisition of Vision Diagnostics, Inc. and affiliates which consists of three wholly owned MRI centers and the general partnership with 50% ownership of a fourth center. As of April 7, 1999, the Company acquired the remaining 50% ownership of such center. Revenue from the MRI centers accounted for all of the net revenues in 1999. The product sales from the FAS represented $1,900 of the sales revenue in 1998.

Operating Expenses
------------------

Research and Development

Research and development costs in the first six months of 1999 were $0 as compared to $35,589 in the first six months of 1998. In the first six months of 1998, research and development activities were postponed and the only costs were associated with carrying costs for maintaining ownership of the FAS and CRS licenses. There were no current year costs associated with research and development because in late 1998 all activity related to the FAS and CRS ceased and the associated licenses were written-off to reflect the Company's focus on medical diagnostic imaging centers.

Sales, General and Administrative

Sales, general and administrative costs were $2,380,255 for the six months ended June 30, 1999 as compared to $745,922 for the same period in 1998, representing an increase of 219%. This increase was primarily the result of the operating activity from the MRI centers which were acquired during the third quarter of 1998.

Losses

The Company's net loss for the six months ended June 30, 1999 was $(900,970) as compared to $(810,391) for the six months ended June 30, 1998, representing a 11.2% increase in the net loss. The increase in loss was primarily attributable to the costs associated with providing services to the acquired MRI centers coupled with the costs associated with operating such centers. Loss per common share for the first six month of 1999 was $(0.17) as compared to a $(1.49) loss per common share for the same period in 1998. This reduction in loss per common share was attributable to the increase in the weighted average number of common shares outstanding for the first six months of 1999 as compared to the first six months of 1998.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from the public and private sale of debt and equity securities and the issuance of common stock in exchange for services and interest. The Company's cash position at June 30, 1999 was $70,613 as compared to $108,452 at June 30, 1998, representing a 34.9% decrease.

During the first six months of 1999, $52,554 of net cash was used for operating activities. The Company received $100,000 from the proceeds of a note payable and $385,000 from the proceeds of the issuance of Restricted Rule 144 Common Stock. Net cash used in operating activities during the first six months of 1999 consisted principally of a net loss of $900,970. This net loss was partially offset by $665,802 in common stock paid for services and interest in lieu of cash plus depreciation and amortization of $407,306. Contributing to net cash used in operating activities was a decrease in other net assets (excluding cash) of $205,043 and the change in minority interest of $19,649. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $1,306,624 at June 30, 1999 as compared to a negative working capital of $1,258,564 at December 31, 1998. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers and other related businesses. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, such shares had been issued.

Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

Pursuant to investment letters dated May 25, 1999 and June 7, 1999 with an Limited Liability Company, the Company received $100,000 for the purchase of 250,000 shares and $50,000 for the purchase of 125,000 shares, respectively. Both investment letters were to purchase shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated May 25, 1999 with a corporation, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company emerged in 1998 from a development stage to an operating company through the corporate acquisition of Vision Diagnostics, Inc. and affiliates.

The Company's Capital Requirements
----------------------------------

The Company's greatest cash requirements during 1999 will be for funding, in the immediate future, its deficit in working capital, and in the longer term, obtaining the working capital necessary for future acquisitions of additional medical diagnostic imaging centers and other related businesses.

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

State of Readiness:

The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company plans on completing the modifications to and testing of all significant systems by September 1999.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1998.

In March 1998, a lawsuit was filed against the Company for "false designation" in connection with the use of the name Medical Device Technologies, Inc. During the first quarter of 1999, the lawsuit was settled whereby the Company agreed to cease using the name of Medical Device Technologies, Inc. effective on June 18, 1999. The Company has obtained approval from its shareholders to change its name to Miracor Diagnostics, Inc. and has filed a voluntary surrender of registration for cancellation with the United States Patent and Trademark Office. Accordingly, once receiving final approval from the State of Utah, the Company will do business solely as Miracor Diagnostics, Inc.

During June 1999, the Company reached a mutually agreeable settlement regarding the January 1998 Superior Court of the State of California, County of Ventura Lawsuit. The Company issued 250,000 shares of Restricted Rule 144 common stock in full settlement of such lawsuit. Accordingly, the Company reclassified the Related $93,000 Accrued Liability to Common Stock and Additional Paid-In Capital on the accompanying 1999 Consolidated Balance Sheets.

There are no other legal proceedings to which the Company is a party, which could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 1999, the Company held its Annual Meeting of Shareholders. A quorum was present to consider the following three items:

1. To change the name of the Company to Miracor Diagnostics, Inc. or such other name as may be approved by the State of Utah.

2. To elect each of Mr. Don L. Arnwine and Mr. Robert S. Muehlberg to the Board of Directors until the annual meeting of shareholders to be held in the year 2002 and until each of their respective successors shall have been elected and qualified.

3. To ratify the Board of Director's appointment of Parks, Tschopp, Whitcomb & Orr, PA to serve as the Company's independent certified public accountants for the current calendar year.

All three items passed with the required vote.


ITEM 5. OTHER INFORMATION

Not Applicable

PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule

Reports on Form 8-K     The company filed current reports on Forms 8-K which
                        were issued on February 3, 1999, April 15, 1999 and
                        June 29, 1999.

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


MEDICAL DEVICE TECHNOLOGIES, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----
/s/ M. Lee Hulsebus        Chief Executive Officer, President,     August 16, 1999
------------------------   Chief Financial Officer,
 M. Lee Hulsebus           Chairman, Principal Accounting Officer
                           and Secretary


                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                             June 30,         December 31,
------                                                                               1999                1998
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                                  $       70,613      $       77,906
     Accounts receivable (net of allowance of $1,273,740
          and $1,487,172                                                             2,441,387           2,536,042
     Prepaid expenses and other assets                                                 141,322              72,180
                                                                                ---------------     ---------------
               Total current assets                                                  2,653,322           2,686,128
                                                                                ---------------     ---------------

Property and equipment:
     Furniture and fixtures                                                             33,799              33,799
     Machinery and equipment                                                           190,455             188,546
     Equipment under capital leases                                                  3,376,791           2,380,038
     Leasehold improvements                                                            406,082             406,082
                                                                                ---------------     ---------------
                                                                                     4,007,127           3,008,465

     Less accumulated depreciation                                                  (1,516,597)         (1,197,268)
                                                                                ---------------     ---------------

Net property and equipment                                                           2,490,530           1,811,197

Intangible assets:
     Goodwill (note 3)                                                               4,788,143           3,938,378
     Organization costs                                                                160,930             160,930
     Deferred Interest (note 7)                                                        105,250                   0
     Less accumulated amortization                                                    (263,844)           (175,867)
                                                                                ---------------     ---------------

                                                                                     4,790,479           3,923,441

Other assets                                                                           152,639             134,822
                                                                                ---------------     ---------------
               Total assets                                                     $   10,086,970      $    8,555,588
                                                                                ===============     ===============

          See accompanying notes to consolidated financial statements.


                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                                               June 30,         December 31,
------------------------------------                                                 1999              1998
                                                                                ---------------   ---------------
                                                                                  (unaudited)
Current liabilities:
     Accounts payable                                                           $      895,749    $      917,368
     Accrued expenses                                                                1,065,429         1,256,549
     Current obligation under capital lease obligations                              1,072,025           897,629
     Short-term notes payable and line of credit (note 4)                              926,743           873,146
                                                                                ---------------   ---------------
               Total current liabilities                                             3,959,946         3,944,692
                                                                                ---------------   ---------------

Other liabilities:
     Convertible debt                                                                     -               15,000
     Note payable - limited partners (note 7)                                          468,960              -
     Capital lease obligations, less current portion                                 2,796,484         1,552,378
                                                                                ---------------   ---------------
               Total liabilities                                                     7,225,390         5,512,070
                                                                                ---------------   ---------------

Minority interest                                                                        -               643,252
                                                                                ---------------   ---------------

Commitments and contingencies (notes 4 and 6)

Stockholders' equity (note 6)
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                                            -                  -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                                 -                  -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                                     -                  -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 6,789,007 and 4,370,905 outstanding)                            1,018,351           655,636
     Common stock to be issued (447,781 and 862,394 shares)                            460,671           866,162
     Warrants                                                                          105,250              -
     Additional paid-in capital                                                     26,821,855        25,607,914
     Deferred stock compensation                                                        25,443            25,443
     Accumulated deficit                                                           (25,569,990)      (24,754,889)
                                                                                ---------------   ---------------
               Total stockholders' equity                                            2,861,580         2,400,266
                                                                                ---------------   ---------------
               Total liabilities and stockholders' equity                       $   10,086,970    $    8,555,588
                                                                                ===============   ===============

See accompanying notes to consolidated financial statements.


                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                               1999          1998              1999        1998
===============================================================================================================


PATIENT SERVICE REVENUE                   $  1,157,317   $        -      $  2,250,878   $       -
PRODUCT SALES                                    -                -                            1,900
DISCOUNTS AND ALLOWANCES                      (304,678)           -          (594,553)          -
                                          -------------  --------------  -------------  -------------
NET REVENUES                                   852,639            -         1,656,325          1,900

COST OF SALES                                     -               -                             (619)
                                          -------------  --------------  -------------  -------------
GROSS PROFIT                                   852,639            -         1,656,325          1,281


OPERATING EXPENSES:
  Research and development                        -             38,982           -            35,589
  Sales, general and administrative          1,211,429         454,234      2,380,255        745,922
                                          -------------  --------------  -------------  -------------

      TOTAL OPERATING EXPENSES               1,211,429         493,216      2,380,255        781,511

      LOSS FROM OPERATIONS                    (358,790)       (493,216)      (723,930)      (780,230)

OTHER INCOME (EXPENSE):
  Other income                                  26,214            -            38,147           -
  Interest income                                 -               -              -              -
  Interest expense                            (150,574)        (20,565)      (234,836)       (30,161)
                                          -------------  --------------  -------------  -------------

LOSS BEFORE MINORITY INTEREST                 (483,150)       (513,781)      (920,619)      (810,391)

MINORITY INTEREST                                 -               -            19,649           -
                                          =============  ==============  =============  =============

NET LOSS                                  $   (483,150)  $    (513,781)  $   (900,970)  $   (810,391)
                                          =============  ==============  =============  =============

BASIC AND DILUTED LOSS PER COMMON SHARE   $      (0.08)  $       (0.82)  $      (0.17)  $      (1.49)
                                          =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   5,759,180         628,253      5,273,497        543,677
                                          =============  ==============  =============  =============


          See accompanying notes to consolidated financial statements.


                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

(Note 6)

(unaudited)

                                                          PREFERRED STOCK           COMMON STOCK         ADDITIONAL    COMMON
                                                    ------------------------- -------------------------    PAID-IN     STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL   TO BE SSUED
                                                    ------------ ------------ ------------ ------------ ------------ ------------
Balance, January 1, 1999, as previously reported          -      $      -       4,370,905  $   655,636  $ 25,607,914  $  866,162
Add adjustment for prior period error (note 5)            -             -           -             -            -              -
                                                      ------------ ------------ ------------ ----------- ------------ -----------
Balance, January 1, 1999, as restated                     -             -       4,370,905      655,636    25,607,914     866,162

Common stock issued for compensation and services         -             -         178,700       26,805       187,627          -
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                            -             -          55,119        8,268         8,140          -
Restricted Rule 144 common stock issued for
   Compensation and services                              -             -          58,400        8,760        29,946          -
Restricted Rule 144 common stock issued for acquisition
   of Vision Diagnostics, Inc. & affiliates               -             -         200,000       30,000        57,500          -
Restricted Rule 144 common stock issued for cash          -             -         275,000       41,250        68,750          -
Restricted Rule 144 common stock to be issued             -             -            -            -             -         25,000
Net loss for three months ended March 31, 1999            -             -            -            -             -            -
                                                    ------------ ------------ ------------ ------------ ------------- -----------

Balance, March 31, 1999                                   -      $      -       5,138,124  $   770,719  $ 25,959,877  $  891,162
                                                    ============ ============ ============ ============ ============= ===========

(continued below)


                                                       WARRANTS           DEFERRED       ACCUMULATED
                                                                        COMPENSATION       DEFICIT          TOTAL
                                                      -------------    --------------- ---------------  --------------
Balance, January 1, 1999 as previously reported               -        $       25,443  $  (24,754,889)  $   2,400,266
Add adjustment for prior period error (note 5)                -                  -             85,870          85,870
                                                      -------------    --------------- ---------------  --------------
Balance, January 1, 1999, as restated                         -                25,443     (24,669,019)      2,486,136

Common stock issued for compensation and services             -                  -              -             214,432
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                -                  -              -              16,408
Restricted Rule 144 common stock issued for
  compensation and services                                   -                  -              -              38,706
Restricted Rule 144 common stock issued for
   acquisition of Vision Diagnostics, Inc. &
   affiliates                                                 -                  -              -              87,500
Restricted Rule 144 common stock issued for cash              -                  -              -             110,000
Restricted Rule 144 common stock to be issued                 -                  -              -              25,000
Net loss for three months ended March 31, 1999                -                  -           (417,821)       (417,821)
                                                      --------------   --------------- --------------- ---------------

Balance, March 31, 1999                                       -        $       25,443  $  (25,086,840) $    2,560,361
                                                      ==============   =============== =============== ===============


                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

(Note 6)

(unaudited)

                                                              PREFERRED STOCK           COMMON STOCK         ADDITIONAL     COMMON
                                                    ------------------------- -------------------------    PAID-IN        STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL   TO BE ISSUED
                                                    ------------ ------------ ------------ ------------ ------------ -----------
Balance, April 1, 1999                                    -      $      -       5,138,124  $   770,719  $ 25,959,877  $ 891,162
Common stock issued for compensation, interest
  and services                                            -             -         209,820       31,473       243,544          -
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                            -             -          13,900        2,085        14,371          -
Restricted Rule 144 common stock issued for
   Compensation and services                              -             -         325,050       48,757        88,889
-Restricted Rule 144 common stock issued for acquisition
   of Vision Diagnostics, Inc. & affiliates               -             -         414,613       62,192       343,299   (405,491)
Restricted Rule 144 common stock purchased                -             -         625,000       93,750       156,250          -
Restricted Rule 144 common stock to be issued             -             -          62,500        9,375        15,625    (25,000)
Warrants issued for the acquisition of West Regional
   MRI Limited Partnership                                -             -            -            -             -           -
Net loss for three months ended March 31, 1999            -             -            -            -             -           -
                                                    ------------ ------------ ------------ ------------ ------------- ----------

Balance, June 30, 1999                                    -      $      -       6,789,007  $  1,018,351  $ 26,821,855 $  460,671
                                                    ============ ============ ============ ============ ============= ===========

(continued below)


                                                        WARRANTS        DEFERRED       ACCUMULATED
                                                                      COMPENSATION       DEFICIT          TOTAL
                                                    --------------- --------------- ---------------   --------------
Balance, April 1, 1999                                        -      $   25,443    $  (25,086,840)    $ 2,560,361
Common stock issued for compensation, interest
  and services                                                -             -               -             275,017
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                -             -               -              16,456
Restricted Rule 144 common stock issued for
  compensation and services                                   -              -              -             137,646
Restricted Rule 144 common stock issued for
   acquisition of Vision Diagnostics, Inc. &
   affiliates                                                 -              -              -                -
Restricted Rule 144 common stock purchased                    -              -              -             250,000
Restricted Rule 144 common stock to be issued                 -              -              -                -
Warrants issued for the acquisition of West Regional
   MRI Limited Partnership                                 105,250           -              -             105,250
Net loss for three months ended March 31, 1999                -              -           (483,150)       (483,150)
                                                     -------------- --------------- ---------------  --------------

Balance, June 30, 1999                                     105,250   $    25,443    $  (25,569,990)  $  2,861,580
                                                    =============== =============== ===============  =============



          See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                    Six months ended June 30,
                                                                                    1999                1998
                                                                               ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                  $    (900,970)     $     (810,391)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Stock issued for services and interest                                    665,802             287,626
           Compensation recognized relating to
              accrued employee stock grants and warrants                                 -                 2,651
           Minority interest                                                         (19,649)
           Bad debt expense                                                              -                   -
           Depreciation and amortization                                             407,306             130,408

         Increase (decrease) from changes in assets and liabilities:
              Accounts receivable                                                     94,655                 -
              Inventory                                                                  -                   564
              Prepaid Royalties                                                                          (50,000)
              Prepaid expenses and other assets                                      (69,142)             30,453
              Other assets                                                           (17,817)                  -
              Accounts payable and accrued expenses                                 (212,739)            191,616
                                                                               --------------     ---------------
                     Net cash used in operating activities                           (52,554)     $     (217,073)
                                                                               --------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                        $      (1,909)     $          -
     Purchase of West Regional MRI Limited Parnership                               (150,000)                -
                                                                               --------------     ---------------

                     Net cash used in investing activities                          (151,909)                -
                                                                               --------------     ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                     100,000             225,020
     Principal payments on notes payable and line of credit                          (86,350)                -
     Proceeds from issuing common stock                                              385,000              55,000
     Principal payments on capital lease obligations                                (201,480)                -
                                                                               --------------     ---------------

           Net cash provided by financing activities                                  197,170            280,020
                                                                               ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                   (7,293)           (62,947)

Cash and cash equivalents, beginning of period                                         77,906             45,505
                                                                               ---------------     --------------

Cash and cash equivalents, end of period                                       $       70,613      $     108,452
                                                                               ===============     ==============



          See accompanying notes to consolidated financial statements.


MEDICAL DEVICE TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
                                                           Six Months Ended June 30,
                                                              1999            1998
                                                         --------------- ---------------

SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
     Interest                                            $      194,958  $          -
     Income taxes                                        $          800  $          800

STOCK ISSUED FOR:
     Research and development                            $            -  $        2,597
     Public relations and marketing services                    154,250             -
     Legal, professional, and employee services                 459,149         227,341
     Directors' fees                                             24,900          21,469
     Termination agreement                                            -           1,875
     Interest expense on Notes Payable                            9,845          34,344
     Prepaid severance pay                                       17,658             -
                                                         --------------- ---------------
                                                         $      665,802  $      287,626
                                                         --------------- ---------------


NON-CASH FINANCING ACTIVITY:

During the first quarter of 1999 and 1998, deferred compensation expense of $0 and $2,657, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

During the second quarter of 1998 short-term convertible notes payable in the amount of $262,520 were converted along with accrued interest payable of $34,344 into 473,469 shares of Restricted Rule 144 common stock. (See note 6).

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265 (note 3), warrants and the related deferred interest valued at $105,250 and additional notes payable for $500,000 due to the limited partners and $650,000 due to a finance company. The deferred interest is being amortized over sixty months which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with a revised sixty month payment of $27,119, final payment due March 2004. (Note 7) During the second quarter of 1999, deferred interest expense of $5,263 was amortized.


          See accompanying notes to consolidated financial statements.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 1999, and the results of operations for the three month and six month periods ended June 30, 1999 and 1998 and cash flows for the six month period June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

In connection with the West Regional MRI Limited Partnership acquisition, consideration paid exceeded the estimated fair value of the assets acquired including estimated liabilities assumed as part of the transaction by approximately $762,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1999

(4) SHORT-TERM NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consist of the following at June 30:

                                                                                           1999          1998
                                                                                           ----          ----
   Line of credit with finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined.
   Balance due August 1999, renewable for consecutive one-year periods.                 $ 516,450     $ 562,538

   Note payable  originally due June 1997.  Outstanding  balance  currently due
   with interest at 12.5%.                                                                 63,441        59,619

   Note payable to bank, with interest at 9.95%, originally due August 1998,
   extended to January 2000.                                                               81,288        79,689

   Note payable to bank, with interest at prime plus 2%. Outstanding balance
   currently due.                                                                          95,616        94,129

   Note  payable to bank,  with  interest due  quarterly  at 4% above  discount
   rate, originally due June 1999, extended to December 1999.                              75,113        77,171

   Note payable to finance company, with interest at 10.5%, payable in sixty
   Consecutive monthly installments of $2,149.39, final payment due February 2004.         94,835
                                                                                        ----------    ----------
                                                                                        $ 926,743     $ 873,146
                                                                                        ==========    ==========

(5) PRIOR PERIOD ADJUSTMENT
    -----------------------

During the second quarter of 1999, management discovered additional 1998 expenses that should have been allocated to the limited partners of the West Regional MRI Limited Partnership. Therefore, the net effect of this adjustment is to reduce the 1998 Accumulated Deficit by $85,870.

(6) STOCKHOLDERS' EQUITY
    --------------------

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

                      MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1999

(6) CONTINUED
    ---------

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

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, such shares had been issued.

Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

Pursuant to investment letters dated May 25, 1999 and June 7, 1999 with a limited liability company, the Company received $100,000 for the purchase of 250,000 shares and $50,000 for the purchase of 125,000 shares, respectively. Both investment letters were to purchase shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated May 25, 1999 with a corporation, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of June 30, 1999, all such shares had been issued.

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

                        MEDICAL DEVICE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 199


(7) ACQUISITION OF WEST REGIONAL MRI LIMITED PARTNERSHIP

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265 (note 3), warrants and the related deferred interest valued at $105,250 and additional notes payable for $500,000 due to the limited partners and $650,000 due to a finance company. The deferred interest is being amortized over sixty months which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with a revised sixty month payment of $27,119, final payment due March 2004.

(8) SUBSEQUENT EVENTS

In August 1999, the Company entered into a Letter of Intent to acquire the equity/assets in Ultra MRI & Diagnostic Services in exchange for Common Stock of the Company and other consideration to be finalized in a definitive agreement. This Letter of Intent, which is non-binding, is subject to due diligence by both parties, completion of a funding by the Company and final approval by both Boards of Directors.

In July 1999, the Company entered into a Letter of Intent to acquire up to a 40% equity/asset interest in Total Medical Information Management Systems in exchange for Common Stock of the Company and other consideration to be finalized in a definitive agreement. This Letter of Intent, which is non-binding, is subject to due diligence by both parties, completion of a funding by the Company and final approval by both Boards of Directors.