Form 10QSB
period 1999-09-30
MIRACOR DIAGNOSTICS INC
filed 1999-11-15
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
     (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended September 30, 1999.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 0-12365

  MIRACOR DIAGNOSTICS, INC. formerly known as MEDICAL DEVICE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


                      Utah                        58-1475517
         -------------------------------       -------------------
         (State or other jurisdiction of         (IRS Employer
         incorporation or organization)        Identification No.)

         9191 Towne Centre Drive, Suite 420, San Diego, California 92122
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 455-7127

                        MEDICAL DEVICE TECHNOLOGIES, INC.
          (Former name or former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State issuer's revenues for its most recent fiscal year $1,869,374.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 1, 1999, was $3,593,634.

As of November 1, 1999, Registrant had outstanding 7,096,882 shares of common stock, 0 shares of 6% cumulative convertible Series A preferred stock and 0 redeemable common stock purchase warrants.

Transitional Small Business Disclosure Format (check one):  Yes ___No X

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                  F-1

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1999 and 1998                  F-3

         Consolidated Statements of Stockholders' Equity for the
         Nine Months Ended September 30, 1999                               F-4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998                                  F-7

         Notes to Consolidated Financial Statements                         F-9

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

                                     PART I

PART I

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended September 30, 1999.

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

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, the Company acquired the remaining 50% interest in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partner's capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 1998. The limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the nine months ended September 30, 1999.

In October 1999, the Company completed the process of changing its name from Medical Device Technologies, Inc. to Miracor Diagnostics, Inc. The new trading symbol is MRDG and the Company continues to trade on the NASD Bulletin Board. The new name better reflects the Company's current strategic focus on the diagnostic imaging market since the acquisitions and change in its direction in late 1998.

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

The Company has not been profitable for the last 10 years and expects to incur additional operating losses during the year. In the immediate future, in order to fund its current negative working capital position and to continue to operate, the Company currently intends to seek to complete additional private placements of debt and/or equity. The Company's ability to obtain additional sources of financing cannot be assured. The long-term viability of the Company is dependent on its ability to obtain additional funding to acquire additional MRI centers and to obtain the financing necessary to fund its operations.

Results of Operations
---------------------

The three months ended September 30, 1999 compared to the three months ended September 30, 1998.

Revenues
--------

Net revenues for the three months ended September 30, 1999 were $958,068 compared to $940,474 for the same three month period ended September 30, 1998. The 1.9% increase was attributable to the MRI centers improving their individual market shares by acquiring new customer bases, resulting from the 1999 marketing strategy. Such an increase was partially offset by the discontinuation of acquired low-margin contracts. Revenue from the MRI centers accounted for all of the net revenues in 1999 and 1998. Such revenues were generated from providing scanning and reading services for the medical industry.

Operating Expenses
------------------

Research and Development

Research and development costs in the third quarter of 1999 were $0 as compared to $38,272 in the third quarter of 1998. In the third quarter of 1998, research and development activities were postponed and the only costs were associated with carrying costs for maintaining ownership of the Fluid Alarm System (FAS) and Cell Recovery System (CRS) licenses. There were no current year costs associated with research and development because in late 1998 all activity related to the FAS and CRS ceased and the associated licenses were written-off to reflect the Company's focus on medical diagnostic imaging centers.

Sales, General and Administrative

Sales, general and administrative costs were $1,179,045 for the third quarter of 1999 as compared to $1,226,811 for the third quarter of 1998, representing a 3.9% decrease. This decrease was primarily the result of discontinuing royalties expenses and the amortization of licenses related to the FAS and CRS which was partially offset by increased marketing expenses. There were no current year costs associated with FAS and CRS licenses and royalties because in late 1998 all activity related to the FAS and CRS ceased and the associated licenses were written-off.

Losses

The Company's net loss for the three month period ended September 30, 1999 was $(324,366) as compared to $(446,157) for the same three month period ended September 30, 1998, representing a 27.3% decrease in the net loss. The decrease in loss was primarily attributable to increased revenues and the discontinuance of research and development, royalties, and license amortization related to the FAS and CRS products. Loss per common share for the third quarter of 1999 was $(0.05) as compared to a $(0.11) loss per common share for the same period in 1998. This reduction in loss per common share was attributable to the reduced net loss in the third quarter of 1999 compared the same period in 1998 and to the increase in the weighted average number of common shares outstanding for the third quarter of 1999 as compared to the third quarter of 1998.



The nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Revenues
--------

Net revenues for the nine months ended September 30, 1999 were $2,614,393 compared to $942,374 for the nine months ended September 30, 1998. The increase of 177% is the result of revenues from the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates, which consists of three wholly owned MRI centers and the general partnership with 50% ownership of a fourth center, for three quarters in 1999 as compared to only one quarter for the same period in 1998. In addition as of April 7, 1999, the Company acquired the remaining 50% ownership of such fourth center. Revenue from the MRI centers accounted for all of the net revenues in 1999. The product sales from the FAS represented $1,900 of the sales revenue in 1998 with the remaining revenues representing sales from the MRI centers.

Operating Expenses
------------------

Research and Development

Research and development costs in the first nine months of 1999 were $0 as compared to $73,861 in the first nine months of 1998. In the first nine months of 1998, research and development activities were postponed and the only costs were associated with carrying costs for maintaining ownership of the FAS and CRS licenses. There were no current year costs associated with research and development because in late 1998 all activity related to the FAS and CRS ceased and the associated licenses were written-off to reflect the Company's focus on medical diagnostic imaging centers.

Sales, General and Administrative

Sales, general and administrative costs were $3,559,300 for the nine months ended September 30, 1999 as compared to $1,972,733 for the same period in 1998, representing an increase of 80.4%. This increase was primarily the result of the operating activity from the MRI centers which were acquired during the third quarter of 1998.

Losses

The Company's net loss for the nine months ended September 30, 1999 was $(1,225,336) as compared to $(1,276,548) for the nine months ended September 30, 1998, representing a 4.0% decrease in the net loss. The decrease in loss was primarily attributable to the discontinuation of research and development, royalties expenses, and license amortization related to the FAS and CRS products. This decrease was partially offset by the costs associated with providing services and operating to the acquired MRI centers. Loss per common share for the first nine months of 1999 was $(0.21) as compared to a $(0.79) loss per common share for the same period in 1998. This reduction in loss per common share was attributable to the reduced net loss in the first nine months of 1999 compared the same period in 1998 and to the increase in the weighted average number of common shares outstanding for the first nine months of 1999 as compared to the first nine months of 1998.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from the public and private sale of debt and equity securities and the issuance of common stock in exchange for services and interest. The Company's cash position at September 30, 1999 was $47,345 as compared to $52,451 at September 30, 1998, representing a 9.7% decrease.

During the first nine months of 1999, $124,837 of net cash was provided by operating activities. The Company received $150,000 from the proceeds of a note payable and $435,000 from the proceeds of the issuance of Restricted Rule 144 Common Stock. Net cash used in operating activities during the nine months of 1999 consisted principally of a net loss of $1,225,336. This net loss was partially offset by $935,062 in common stock paid for services and interest in lieu of cash plus depreciation and amortization of $681,997. Contributing to net cash provided by operating activities was a decrease in other net assets (excluding cash) of $247,237 and the minority interest of $19,649. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $1,140,150 at September 30, 1999 as compared to a negative working capital of $1,258,564 at December 31, 1998. The Company's current deficit in working capital requires the Company to obtain funds in the short-term to be able to continue in business, and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers and other related businesses. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to investment letters dated May 25, 1999 and June 7, 1999 with an Limited Liability Company, the Company received $100,000 for the purchase of 250,000 shares and $50,000 for the purchase of 125,000 shares, respectively. Both investment letters were to purchase shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated May 25, 1999 with a corporation, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated September 15, 1999 with a Limited Liability Company, the Company received $50,000 for the purchase of 66,667 shares of Restricted Rule 144 Common Stock at a purchase price of $.75 per share. As of September 30, 1999, all such shares had been issued.

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 25,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the Company is recognizing additional interest expense of $10,938 which is being amortized over the terms of the loans. Accrued interest expense related to these loans amounted to $208 as of September 30, 1999.

During 1999, the Company was required to repurchase 33,333 shares of Restricted Rule 144 common stock for $1.50 per share pursuant to a severance agreement related to the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates. In July 1999, the Company received and cancelled the 33,333 shares. As of September 30, 1999, the Company has paid $32,659 of the total $50,000 liability by issuing common stock and has accrued the remaining balance of $17,341.


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

State of Readiness:

The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company completed the modifications to and testing of all significant operational systems in the third quarter of 1999. The Company is in the final stages of completing the modifications to and testing of the significant corporate system and has planned a completion date of November 30, 1999.

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

PART II           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1998.

In March 1998, a lawsuit was filed against the Company for "false designation" in connection with the use of the name Medical Device Technologies, Inc. During the first quarter of 1999, the lawsuit was settled whereby the Company agreed to cease using the name of Medical Device Technologies, Inc. effective on June 18, 1999. The Company obtained approval from its shareholders to change its name to Miracor Diagnostics, Inc. In October 1999, the Company completed the process of changing its name to Miracor Diagnostics, Inc.

During June 1999, the Company reached a mutually agreeable settlement regarding the January 1998 Superior Court of the State of California, County of Ventura Lawsuit. In July, the Company issued 250,000 shares of Restricted Rule 144 common stock in full settlement of such lawsuit. Accordingly, the Company reclassified the Related $93,000 Accrued Liability to Common Stock and Additional Paid-In Capital on the accompanying 1999 Consolidated Balance Sheets.

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

ITEM 5.  OTHER INFORMATION

Not Applicable

PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27               Financial Data Schedule

Reports on Form 8-K      The Company filed current reports on Form 8-K which was
                         filed on October 11, 1999.

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


MEDICAL DEVICE TECHNOLOGIES, INC.


      SIGNATURE                    TITLE                            DATE
      ---------                    -----                            ----

/s/ M. Lee Hulsebus    Chief Executive Officer, President,     November 15, 1999
-------------------    Chief Financial Officer, and Chairman
    M. Lee Hulsebus

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                           September 30,        December 31,
------                                                                               1999                 1998
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                                  $       47,345      $       77,906
     Accounts receivable (net of allowance of $1,187,937
       and $1,487,172                                                                2,594,350           2,536,042
     Prepaid expenses and other assets                                                 137,755              72,180
                                                                                ---------------     ---------------
               Total current assets                                                  2,779,450           2,686,128
                                                                                ---------------     ---------------

Property and equipment:
     Furniture and fixtures                                                             33,799              33,799
     Machinery and equipment                                                           190,455             188,546
     Equipment under capital leases                                                  3,376,791           2,380,038
     Leasehold improvements                                                            426,632             406,082
                                                                                ---------------     ---------------
                                                                                     4,027,677           3,008,465

     Less accumulated depreciation                                                  (1,745,920)         (1,197,268)
                                                                                ---------------     ---------------

Net property and equipment                                                           2,281,757           1,811,197

Intangible assets:
     Goodwill (note 3)                                                               4,788,143           3,938,378
     Organization costs                                                                160,930             160,930
     Deferred Interest (note 6 and 7)                                                  116,186                   -
     Less accumulated amortization                                                    (309,212)           (175,867)
                                                                                ---------------     ---------------

                                                                                     4,756,047           3,923,441

Other assets                                                                           146,574             134,822
                                                                                ---------------     ---------------
               Total assets                                                     $    9,963,828      $    8,555,588
                                                                                ===============     ===============

          See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                             September 30,        December 31,
------------------------------------                                                 1999                 1998
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current liabilities:
     Accounts payable                                                           $      952,777      $      917,368
     Accrued expenses                                                                1,109,538           1,256,549
     Current obligation under capital lease obligations                              1,048,911             897,629
     Short-term notes payable and line of credit (note 4)                              808,374             873,146
                                                                                ---------------     ---------------
               Total current liabilities                                             3,919,600           3,944,692
                                                                                ---------------     ---------------

Other liabilities:
     Convertible debt                                                                        -              15,000
     Note payable, less current portion                                                 65,049                   -
     Note payable - limited partners (note 7)                                          468,925                   -
     Capital lease obligations, less current portion                                 2,660,705           1,552,378
                                                                                ---------------     ---------------
               Total liabilities                                                     7,114,279           5,512,070
                                                                                ---------------     ---------------

Minority interest                                                                            -             643,252
                                                                                ---------------     ---------------

Commitments and contingencies (notes 4 and 6)

Stockholders' equity (note 6)
     Series I convertible preferred stock (247,500 shares
       authorized; 0 issued and outstanding)                                                 -                   -
     6% cumulative convertible Series A preferred stock,
       and $.01 par value (1,972,500 shares authorized;
       0 shares issued and outstanding)                                                      -                   -
     Preferred stock, $.01 par value (10,000,000 shares
       authorized; 0 shares issued and outstanding)                                          -                   -
     Common stock, $.15 par value (100,000,000 shares
       authorized; 7,032,416 and 4,370,905 outstanding)                              1,054,862             655,636
     Common stock to be issued (447,781 and 862,394 shares)                            460,671             866,162
     Warrants                                                                          116,188                   -
     Additional paid-in capital                                                     27,086,741          25,607,914
     Deferred stock compensation                                                        25,443              25,443
     Accumulated deficit                                                           (25,894,356)        (24,754,889)
                                                                                ---------------     ---------------
               Total stockholders' equity                                            2,849,549           2,400,266
                                                                                ---------------     ---------------
               Total liabilities and stockholders' equity                       $    9,963,828      $    8,555,588
                                                                                ===============     ===============

          See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                            --------------------------------      --------------------------------
                                                  1999          1998                   1999          1998
===============================================================================================================

PATIENT SERVICE REVENUE                     $  1,286,889    $  1,206,973          $  3,537,767    $  1,206,973
PRODUCT SALES                                          -               -                     -           1,900
DISCOUNTS AND ALLOWANCES                        (328,821)       (266,499)             (923,374)       (266,499)
                                            -------------   -------------         -------------   -------------
NET REVENUES                                     958,068         940,474             2,614,393         942,374

COST OF SALES                                          -               -                     -            (619)
                                            -------------   -------------         -------------   -------------
GROSS PROFIT                                     958,068         940,474             2,614,393         941,755


OPERATING EXPENSES:
  Research and development                             -          38,272                     -          73,861
  Sales, general and administrative            1,179,045       1,226,811             3,559,300       1,972,733
---------------------------------------------------------------------------------------------------------------

      TOTAL OPERATING EXPENSES                 1,179,045       1,265,083             3,559,300       2,046,594

      LOSS FROM OPERATIONS                      (220,977)       (324,609)             (944,907)     (1,104,839)

OTHER INCOME (EXPENSE):
  Other income (expense)                          26,157           2,373                64,304           2,373
  Interest income                                      -               -                     -               -
  Interest expense                              (129,546)       (116,302)             (364,382)       (146,463)
  Loss on disposal of assets                           -          (1,685)                    -          (1,685)
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                   (324,366)       (440,223)           (1,244,985)     (1,250,614)

MINORITY INTEREST                                      -         (25,934)               19,649         (25,934)
===============================================================================================================

NET LOSS                                    $   (324,366)   $   (466,157)           (1,225,336)     (1,276,548)
===============================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.05)   $      (0.11)         $      (0.21)   $      (0.79)
===============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     6,916,929       4,212,173             5,793,994       1,625,324
===============================================================================================================


          See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (unaudited)

                                                          PREFERRED STOCK            COMMON STOCK         ADDITIONAL     COMMON
                                                    ------------------------  ------------------------     PAID-IN       STOCK
                (Note 6)                               SHARES       AMOUNT       SHARES      AMOUNT        CAPITAL     TO BE ISSUED
                                                    -----------  -----------  -----------  -----------   ------------  ------------
Balance, January 1, 1999, as previously reported             -   $        -    4,370,905   $  655,636    $25,607,914   $   866,162
Add adjustment for prior period error (note 5)               -            -            -            -              -             -
                                                    -----------  -----------  -----------  -----------   ------------  ------------
Balance, January 1, 1999, as restated                        -            -    4,370,905      655,636     25,607,914       866,162

Common stock issued for compensation and services            -            -      178,700       26,805        187,627             -
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                               -            -       55,119        8,268          8,140             -
Restricted Rule 144 common stock issued for
  Compensation and services                                  -            -       58,400        8,760         29,946             -
Restricted Rule 144 common stock issued for acquistion
  of Vision Diagnostics, Inc. & affiliates                   -            -      200,000       30,000         57,500             -
Restricted Rule 144 common stock issued for cash             -            -      275,000       41,250         68,750             -
Restricted Rule 144 common stock to be issued                -            -            -            -              -        25,000
Net loss for three months ended March 31, 1999               -            -            -            -              -             -
                                                    -----------  -----------  -----------  -----------   ------------  ------------

Balance, March 31, 1999                                      -   $        -    5,138,124   $  770,719    $25,959,877   $   891,162
                                                    ===========  ===========  ===========  ===========   ============  ============

(continued below)


                 (Note 6)                                 WARRANTS         DEFERRED         ACCUMULATED
                                                                         COMPENSATION         DEFICIT           TOTAL
                                                      ---------------   ---------------   ---------------  ---------------
Balance, January 1, 1999 as previously reported                    -    $       25,443    $  (24,754,889)  $    2,400,266
Add adjustment for prior period error (note 5)                     -                 -            85,870           85,870
                                                      ---------------   ---------------   ---------------  ---------------
Balance, January 1, 1999, as restated                              -            25,443       (24,669,019)       2,486,136

Common stock issued for compensation and services                  -                 -                 -          214,432
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                     -                 -                 -           16,408
Restricted Rule 144 common stock issued for
  compensation and services                                        -                 -                 -           38,706
Restricted Rule 144 common stock issued for
  acquisition of Vision Diagnostics, Inc. &
  affiliates                                                       -                 -                 -           87,500
Restricted Rule 144 common stock issued for cash                   -                 -                 -          110,000
Restricted Rule 144 common stock to be issued                      -                 -                 -           25,000
Net loss for three months ended March 31, 1999                     -                 -          (417,821)        (417,821)
                                                      ---------------   ---------------   ---------------  ---------------

Balance, March 31, 1999                                            -    $       25,443    $  (25,086,840)  $    2,560,361
                                                      ===============   ===============   ===============  ===============

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (unaudited)

                                                          PREFERRED STOCK            COMMON STOCK         ADDITIONAL     COMMON
                                                    ------------------------  ------------------------     PAID-IN       STOCK
                (Note 6)                               SHARES       AMOUNT       SHARES      AMOUNT        CAPITAL     TO BE ISSUED
                                                    -----------  -----------  -----------  -----------   ------------  ------------
Balance, April 1, 1999                                       -   $        -    5,138,124   $  770,719    $25,959,877   $   891,162
Common stock issued for compensation, interest
  and services                                               -            -      223,720       33,558        257,915             -
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                               -            -            -            -              -             -
Restricted Rule 144 common stock issued for
  Compensation and services                                  -            -      325,050       48,757         88,889             -
Restricted Rule 144 common stock issued for acquisition
  of Vision Diagnostics, Inc. & affiliates                   -            -      414,613       62,192        343,299      (405,491)
Restricted Rule 144 common stock purchased                   -            -      625,000       93,750        156,250             -
Restricted Rule 144 common stock to be issued                -            -       62,500        9,375         15,625       (25,000)
Warrants issued for the acquisition of West Regional
  MRI Limited Partnership                                    -            -            -            -              -             -
Net loss for three months ended March 31, 1999               -            -            -            -              -             -
                                                    -----------  -----------  -----------  -----------   ------------  ------------

Balance, June 30, 1999                                       -   $        -    6,789,007   $1,018,351    $26,821,855   $   460,671
                                                    ===========  ===========  ===========  ===========   ============  ============

(continued below)


                 (Note 6)                                 WARRANTS         DEFERRED         ACCUMULATED
                                                                         COMPENSATION         DEFICIT           TOTAL
                                                      ---------------   ---------------   ---------------  ---------------
Balance, April 1, 1999                                             -    $       25,443    $  (25,086,840)  $    2,560,361
Common stock issued for compensation, interest
  and services                                                     -                 -                 -          291,473
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                     -                 -                 -                -
Restricted Rule 144 common stock issued for
  compensation and services                                        -                 -                 -          137,646
Restricted Rule 144 common stock issued for
  acquisition of Vision Diagnostics, Inc. &
  affiliates                                                       -                 -                 -                -
Restricted Rule 144 common stock purchased                         -                 -                 -          250,000
Restricted Rule 144 common stock to be issued                      -                 -                 -                -
Warrants issued for the acquisition of West Regional
  MRI Limited Partnership                                    105,250                 -                 -          105,250
Net loss for three months ended March 31, 1999                     -                 -          (483,150)        (483,150)
                                                      ---------------   ---------------   ---------------  ---------------

Balance, June 30, 1999                                       105,250    $       25,443    $  (25,569,990) $     2,861,580
                                                      ===============   ===============   ===============  ===============



          See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited

                                                          PREFERRED STOCK            COMMON STOCK         ADDITIONAL     COMMON
                                                    ------------------------  ------------------------     PAID-IN       STOCK
                (Note 6)                               SHARES       AMOUNT       SHARES      AMOUNT        CAPITAL     TO BE ISSUED
                                                    -----------  -----------  -----------  -----------   ------------  ------------
Balance, July 1, 1999                                        -   $        -    6,789,007   $1,018,351    $26,821,855   $   460,671
Common stock issued for compensation, interest
  stock and services                                         -            -      170,075       25,511        240,386             -
Restricted Rule 144 common stock issued for
  Compensation, interest and services                        -            -       40,000        6,000         37,500             -
Restricted Rule 144 common stock purchased                   -            -       66,667       10,000         40,000             -
Restricted Rule 144 common cancelled
  related to the acquisition of
  Vision Diagnostics, Inc. & Affiliates                      -            -      (33,333)      (5,000)       (45,000)
Warrants issued for notes payable                            -            -            -            -              -             -
Net loss for three months ended September 30, 1999           -            -            -            -              -             -
                                                    -----------  -----------  -----------  -----------   ------------  ------------

Balance, September 30, 1999                                  -   $        -    7,032,416   $1,054,862    $27,094,741   $   460,671
                                                    ===========  ===========  ===========  ===========   ============  ============

(continued below)


                 (Note 6)                                 WARRANTS         DEFERRED         ACCUMULATED
                                                                         COMPENSATION         DEFICIT           TOTAL
                                                      ---------------   ---------------   ---------------  ---------------
Balance, July 1, 1999                                        105,250    $       25,443    $  (25,569,990)  $    2,861,580
Common stock issued for compensation, interest
  stock and services                                               -                 -                 -          265,897
Restricted Rule 144 common stock issued for
  compensation, interest and services                              -                 -                 -           43,500
Restricted Rule 144 common stock purchased                         -                 -                 -           50,000
Restricted Rule 144 common stock cancelled
  related to the acquisition of
  Vision Diagnostics, Inc. & Affiliates                            -                 -                 -          (50,000)
Warrants issued for notes payable                             10,938                 -                 -           10,938
Net loss for three months ended September 30, 1999                 -                 -          (324,366)        (324,366)
                                                      ---------------   ---------------   ---------------  ---------------

Balance, September 30, 1999                                  116,188    $       25,443    $  (25,984,356)  $    2,857,549
                                                      ===============   ===============   ===============  ===============



          See accompanying notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    Nine months ended September,
                                                                                     1999                 1998
                                                                                ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                  $    (1,225,336)     $   (1,276,548)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Stock issued for services and interest                                       983,654             319,588
          Stock issued for accrued interest on convertible notes                         1,408              37,435
          Compensation recognized relating to
             accrued employee stock grants and warrants                                      -               2,650
          Repurchase of Restricted Rule 144 stock related to the
             acquisition of Vision Diagnostics and Affiliates                          (50,000)                  -
          Minority interest                                                            (19,649)             25,934
          Bad debt expense                                                                   -                   -
          Depreciation and amortization                                                681,997             534,105
          Loss on disposal of fixed assets                                                   -               1,685
       Increase (decrease) from changes in assets and liabilities:
          Accounts receivable                                                          (58,308)            (62,318)
          Inventory                                                                          -                 564
          Prepaid Royalties                                                                  -             (25,000)
          Prepaid expenses and other assets                                            (65,575)             38,652
          Other assets                                                                 (11,752)             12,157
          Accounts payable and accrued expenses                                       (111,602)             305,818
                                                                                ---------------     ---------------
              Net cash used in operating activities                                    124,837      $      (85,278)
                                                                                ---------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                         $      (22,459)     $            -
     Purchase of West Regional MRI Limited Partnership                                (150,000)                  -
Proceeds from sale of property and equipment                                                 -               1,525
     Proceeds from acquisition of Vision Diagnostics and Affiliates                          -              54,582
                                                                                ---------------     ---------------
              Net cash used in investing activities                                   (172,459)             56,107
                                                                                ---------------     ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                       150,000             225,020
     Principal payments on notes payable and line of credit                           (210,654)           (153,419)
     Proceeds from issuing common stock                                                435,000              55,000
     Principal payments on capital lease obligations                                  (357,285)            (90,484)
                                                                                ---------------     ---------------

              Net cash provided by financing activities                                 17,061              36,117
                                                                                ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                   (30,561)              6,946

Cash and cash equivalents, beginning of period                                          77,906              45,505
                                                                                ---------------     ---------------

Cash and cash equivalents, end of period                                        $       47,345      $       52,451
                                                                                ===============     ===============



          See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                    Nine months ended September,
                                                                                     1999                 1998
                                                                                ---------------     ---------------
SUPPLEMENTAL DISCLOSURES:

PAYMENTS FOR:
     Interest                                                                   $      243,371      $       71,638
     Income taxes                                                               $          800      $          800

STOCK ISSUED FOR:
     Research and development                                                   $            -      $        5,309
     Public relations and marketing services                                           187,375                   -
     Legal, professional, and employee services and
        Related interest                                                               707,126             274,622
     Directors' fees                                                                    46,650              37,782
     Termination agreement                                                                   -               1,875
     Interest expense on non-convertible Notes Payable                                   9,845                   -
     Repurchase of Restricted Rule 144 stock (Note 6)                                   32,658                   -
                                                                                ---------------     ---------------
                                                                                $      983,654      $      319,588
                                                                                ---------------     ---------------

NON-CASH FINANCING ACTIVITY:

During the nine months of 1999 and 1998, deferred compensation expense of $0 and $2,650, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.


During the second quarter of 1998 short-term convertible notes payable in the amount of $262,520 were converted along with accrued interest payable of $34,344 into 473,469 shares of Restricted Rule 144 common stock. (See note 6).

During the third quarter of 1998, short-term convertible notes payable in the amount of $231,709 were converted along with accrued interest payable of $3,091 into 361,627 share of Restricted Rule 144 common stock (See Note 6).

In February 1999, the Company entered into a capital lease agreement with a financing company. Such agreement finances MRI equipment with a purchase price of $905,700 over a sixty-month period with interest of 3.9% and a monthly payment of $16,747.

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265 (note 3), warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with a revised sixty month payment of $27,119, final payment due March 2004. (Note 7) During 1999, deferred interest expense of $10,525 was amortized.

In September 1999, the company issued $50,000 in principal amount of 10% Promissory Notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 25,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938 which is being amortized over the terms of the loans. Accrued interest expense related to these loans amounted to $208 as of September 30, 1999. During the third quarter of 1999, deferred interest expense of $152 was amortized related to these loans.

During 1999, the Company was required to repurchase 33,333 shares of Restricted Rule 144 common stock for $1.50 per share pursuant to a severance agreement related to the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates. In July 1999, the Company received and cancelled the 33,333 shares. As of September 30, 1999, the Company has paid $32,659 of the total $50,000 liability by issuing common stock and has accrued the remaining balance of $17,341. (See
Note 6).

          See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 1999, and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month period ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

(4) SHORT-TERM NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consist of the following at September 30:

                                                                                           1999           1998
                                                                                       -----------    -----------
    Line of credit with finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined.
    Balance due August 2000, renewable for consecutive one-year periods.               $  413,082     $  562,538

    Note payable  originally due June 1997.  Outstanding  balance  currently due
    with interest at 12.5%.                                                                65,444         59,619

    Note payable to bank, with interest at 9.95%, originally due August 1998,
    extended to January 2000.                                                              79,296         79,689

    Note payable to bank, with interest at prime plus 2%. Outstanding balance
    currently due.                                                                         97,778         94,129

    Note  payable to bank,  with  interest due  quarterly  at 4% above  discount
    rate, originally due June 1999, extended to December 1999.                             76,981         77,171

    Note payable to finance company (current portion), with interest at 10.5%, payable in sixty consecutive monthly installments of $2,149.39,
    final payment due February 2004.                                                       25,793              -

    Note payable to a director, with interest at 10%, accrued interest and
    principal due March 31, 2000. (Note 6)                                                 15,000              -

    Note payable to a director, with interest at 10%, accrued interest and
    principal due March 31, 2000. (Note 6)                                                 10,000              -

    Note payable to an individual, with interest at 10%, accrued interest and
    principal due March 31, 2000. (Note 6)                                                 25,000              -

                                                                                       -----------    -----------
                                                                                       $  808,374     $  873,146
                                                                                       ===========    ===========

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

(6) CONTINUED
    ---------

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

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, such shares had been issued.

Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to investment letters dated May 25, 1999 and June 7, 1999 with a limited liability company, the Company received $100,000 for the purchase of 250,000 shares and $50,000 for the purchase of 125,000 shares, respectively. Both investment letters were to purchase shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

(6) CONTINUED
    ---------

Pursuant to an investment letter dated May 25, 1999 with a corporation, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 Common Stock at a purchase price of $.40 per share. As of September 30, 1999, all such shares had been issued.

Pursuant to an investment letter dated September 15, 1999 with a Limited Liability Company, the Company received $50,000 for the purchase of 66,667 shares of Restricted Rule 144 Common Stock at a purchase price of $.75 per share. As of September 30, 1999, all such shares had been issued.

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 25,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938 which is being amortized over the terms of the loans. Accrued interest expense related to these loans amounted to $208 as of September 30, 1999.

During 1999, the Company was required to repurchase 33,333 shares of Restricted Rule 144 common stock for $1.50 per share pursuant to a severance agreement related to the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates. In July 1999, the Company received and cancelled the 33,333 shares. As of September 30, 1999, the Company has paid $32,659 of the total $50,000 liability by issuing common stock and has accrued the remaining balance of $17,341.

In each of the five most current years, the Company's board of directors have annually approved a stock compensation plan, the most recent which registered 500,000 shares of common stock under Form S-8 on October 29, 1999, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until October 1, 2004. During the nine months ended September 30, 1999 and 1998, 565,795 and 226,260 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, advertising and public relations, compensation and legal and professional services provided to the Company.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


(7) ACQUISITION OF WEST REGIONAL MRI LIMITED PARTNERSHIP

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265 (note 3), warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with a revised sixty month payment of $27,119, final payment due March 2004.

(8) SUBSEQUENT EVENTS

In October 1999, the Company completed the process of changing its name from Medical Device Technologies, Inc. to Miracor Diagnostics, Inc. The new trading symbol is MRDG and the company continues to trade on the NASD Bulletin Board. The new name better reflects the Company's current strategic focus on the diagnostic imaging market since the acquisitions and change in its direction in late 1998.