Form 10KSB
period 1999-12-31
MIRACOR DIAGNOSTICS INC
filed 2000-03-30
CIK 723906

US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-KSB
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1999.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 0-12365

                            MIRACOR DIAGNOSTICS, INC.
               (formerly known as MEDICAL DEVICE TECHNOLOGIES, INC.)
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

                    Issuer's telephone number: (858) 455-7127

Securities registered under Section 12(b) of the Exchange Act:        None

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $0.15 Par Value                   Over-the-counter

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $3,924,987.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 15, 2000, was $5,262,742.

As of March 15, 2000, Registrant had outstanding 10,686,410 shares of common stock and 0 shares of 6% cumulative convertible Series A preferred stock.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

Portions of the Registrants definitive Proxy Statement relating to the 2000 Annual Meeting of the Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


PART I

Item 1.          Description of the Business..................................1

Item 2.          Description of Property......................................4

Item 3.          Legal Proceedings............................................4

Item 4.          Submission of Matters to a Vote of Security Holders..........4


PART II

Item 5.          Market for Common Equity and Related Stockholder Matters ....5

Item 6.          Management's Discussion and Analysis and Plan of Operation...6

Item 7.          Financial Statements.........................................11

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................12


PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons,
                 Compliance with Section 16(a) of the Exchange Act............12

Item 10.         Executive Compensation.......................................14

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management...................................................14

Item 12.         Certain Relationships and Related Transactions...............14


PART IV

Item 13.         Exhibits and Reports on Form 8-K.............................15

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

The Company
-----------

Miracor Diagnostics, Inc. (the "Company") was previously a development stage medical device company. In the third quarter of 1998, the Company redefined its business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook center.

In its approximate fifteen-year history, the use of MRI has become the medical imaging modality of choice for a rapidly increasing list of applications and continues to exhibit rapid growth. Unlike x-ray and computer aided tomography
(CT), MRI is not a radiation-based imaging technology and thus safer to patients. Manufacturers of MRI equipment are continuing investment in new technology and upgrades to further improve MRI capabilities.

During 1999, the Company's activities focused on improvement of its capital structure and operations of the acquired MRI centers. As a result, the acquired debt from the MRI acquisitions was reduced, equity was increased $1 million and used for working capital and quarterly losses of approximately $400,000 in the first and second quarters were reduced to approximately $75,000 in the fourth quarter. Additionally, the Company identified suitable acquisition targets to position the Company for growth. On February 8, 2000, the Company closed the acquisition of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. These newly acquired centers have approximately $2,000,000 in annual revenues.

The Company plans to seek, investigate and acquire additional controlling interests in business opportunities that are similar in nature to its existing medical diagnostic imaging centers in order to further grow the Company.

In the immediate future, the Company is seeking additional financing for its working capital requirements, for expansion of it existing operations and acquisition or more MRI centers.


Acquisitions
------------

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates. Vision Diagnostics, Inc. and Affiliates was in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. In addition, Vision is the general partner in West Regional MRI Limited Partnership located in Oak Brook, Illinois.

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, the Company acquired the remaining 50% interest in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partner's capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 1998. The limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998.

On February 8, 2000, the Company acquired 80% ownership in Ultra MRI & Diagnostics Services ("Ultra") with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2.1 million in revenue in 1999. Total assets were approximately $2.1 million and total liabilities were approximately $1.3 million as of December 31, 1999. The convertible notes are payable to the principals in an aggregate amount of $125,000 on August 9, 2000, $125,000 on November 9, 2000 and any remaining amount due November 9, 2001.

The Company plans to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. The Company plans to concentrate its search to opportunities that are located near its existing MRI centers, but will not restrict its search in other geographical location. The Company may seek a business opportunity in the form of firms which have recently commenced operations or are mature businesses.

In seeking business opportunities, the Company will base its decision upon the objectives of seeking long-term appreciation in its market value. The analysis of new business opportunities will be pursued under guidelines and objectives established by the Company's officers and directors, and will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Management of the Company will utilize the services of its present attorney and accountants in the investigation of prospective acquisitions. The Company may also utilize the services of hired consultants.


Risks
-----

As the Company acquires additional MRI centers with existing revenue streams and additional financing transactions, the working capital requirements of the Company can be expected to increase. The Company's ability to collect the accounts receivable associated with providing MRI services will be a significant factor in meeting its working capital needs.

The Company may incur operating losses in the coming year. In the immediate future, in order to fund its current working capital deficit, expansion of its existing operations and acquire additional MRI centers, the Company intends to complete additional private placements of debt and/or equity securities. The Company's ability to obtain additional sources of financing cannot be assured. Growth of the Company is dependent on its ability to obtain additional funding to expand its existing operations and acquire other MRI centers.


Corporate History
-----------------

The Company was incorporated on February 6, 1980, under the laws of the State of Utah, initially under the name of Gold Probe, Inc. In September 1981, the Company and the Hailey Oil Company, Inc., a Mississippi corporation, entered into an Agreement and Plan of Reorganization whereby the Company acquired Hailey Oil Company, Inc. and exchanged 4,500,000 shares of its common stock for all the issued and outstanding shares of Hailey Oil Company, Inc. Also, pursuant to the reorganization in January 1982, the Company changed its name to Hailey Energy Corporation, effected a one (1) for five (5) reverse split of its common stock, and decreased its authorized number of shares to 25,000,000. In October 1986, the number of authorized shares of the Company was increased to 100,000,000. In November 1990, the Company effected a one (1) for thirty (30) reverse split of its common stock and increased the par value of its common stock to $0.15 per share. In November 1992, the Company changed its name from "Hailey Energy Corporation" to "Cytoprobe Corporation". In January 1994, the Company effected a one (1) for six (6) reverse split of its common stock. In April 1995, the Company changed its name to Medical Device Technologies, Inc. to reflect the Company's broadening base of medical products. In June 1996, the Company effected a one (1) for two (2) reverse split of its common stock. On March 6, 1998, the Company effected a one (1) for thirty-five (35) reverse split of its common stock. The par value of the Company's common stock remained at $0.15 per share and the number of authorized shares of common stock (100,000,000) remained unchanged. In October 1999, the Company changed its name to Miracor Diagnostics, Inc. to reflect the Company's focus in medical diagnostic imaging services.

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of December 31, 1999, the Company's common stock, par value $.15 per share, is traded over-the-counter under the symbol "MRDG". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and common stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to common stock at a ratio of 4/35 (four thirty-fifths) shares of common stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at December 31, 1999.

Prior to 1992, the Company's business was the exploration and production of hydrocarbons. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical based company.

Prior to 1998, the Company engaged in the development of three innovative medical devices. The Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), monitored the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The Cell Recovery System (CRS), was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. The Intracranial Pressure Monitoring System (ICP), was intended to measure pressures within the skull non-invasively. The Company determined that the licensed ICP technology was not effective. As a result, the Company recorded an impairment loss on the ICP license in 1997 and deemed the ICP license to have no future value. In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, described in the next paragraph, the Company wrote off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458, and $616,093, respectively. However, the company continues to retain the rights to the use of the licenses through 2005 and 2008, respectively. Therefore, the Company may elect to reintroduce either product at a later date.

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates (Vision). Vision Diagnostics, Inc. and Affiliates is in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Ltd. and Regional MRI of Toledo, Inc. In addition, Vision is the general partner in West Regional MRI Limited Partnership located in Oak Brook, Illinois.

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

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 as of December 31, 1999.

The Company acquired 80% ownership in Ultra MRI & Diagnostics Services ("Ultra") as of February 9, 2000 with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2 million in revenue in 1999. Total assets were approximately $2.1 million and total liabilities were approximately $1.3 million as of December 31, 1999. The acquisition will be accounted for as a purchase in 2000.


Number of Employees
-------------------

As of December 31, 1999 the Company had five full-time corporate employees, and twenty full-time and five part-times employees at its four MRI centers.

Following completion of the acquisition of Ultra MRI on February 8, 2000, the Company had five full-time and two part-time corporate employees, and thirty-three full-time and seven part-time employees at seven MRI centers.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its MRI machines and offices in San Diego, CA, Jacksonville FL, Orlando, FL, Toledo OH, and Oak Brook, IL. The Company's total lease obligation is currently approximately $74,000 per month with certain leases extending through 2006.


ITEM 3. LEGAL PROCEEDINGS

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

In June 1999, the Company reached a mutually agreeable settlement regarding the January 1998 Superior Court of the State of California, County of Ventura Lawsuit. The Company issued 250,000 shares of Restricted Rule 144 common stock in full settlement of such lawsuit. Accordingly, the Company reclassified the related $93,000 accrued liability to common stock and additional paid-in capital on the accompanying 1999 consolidated balance sheet.

In July 1999, the Company instituted suit for non-payment of fees. In August 1999, the defendant filed a cross-complaint for damages. The Company has no serious financial exposure to this claim. The suit is presently before a mediator for settlement.

Except as described above, the Company is not aware of any legal matter or claim pending or threatened that would have a material adverse effect on its consolidated financial position or results of operations. There are no other legal proceedings, to which the Company is a party, which could have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the OTC Bulletin Board during 1998 and 1999. Common stock prices have been adjusted to reflect the one for thirty-five reverse split effective March 6, 1998.
                                                          Bid Price
                                                   High                   Low
                                                  ----------------------------
1998
----
         First Quarter                            $ 2.50               $  .55
         Second Quarter                           $ 2.31               $ 1.14
         Third Quarter                            $ 2.13               $  .94
         Fourth Quarter                           $ 1.06               $  .56

1999
----
         First Quarter                            $ 1.68               $  .68
         Second Quarter                           $ 2.15               $  .65
         Third Quarter                            $ 2.37               $  .94
         Fourth Quarter                           $ 1.56               $  .59

On March 15, 2000, the closing bid and asked prices of the Company's Common Stock, as reported by the OTC Bulletin Board, were $.875 and $.9375 per share, respectively.

The Company received notice from NASDAQ, at the close of business on March 24, 1998, that the Company's stock, which had previously traded on the Small Cap Market, was being delisted as of the date of notification for failure to meet the minimum requirement for tangible net assets value.

On March 15, 2000, there were approximately 1,213 holders of record of Common Stock.

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


Forward-Looking Statements
--------------------------

The following discussion as well as in other Items in this Form 10-KSB contain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's services for certain applications; ability to acquire additional medical diagnostic imaging centers; and failure by the Company to keep pace with emerging technologies.

When used in this discussion as well as in other Items in this Form 10-KSB, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


General
-------

From its incorporation in 1980 until June 1992, the Company engaged exclusively in oil and gas activities. In June 1992, the Company commenced certain initial activities with respect to the medical device business and in November 1992, changed its name to "Cytoprobe Corporation to reflect this business change. Thereafter, the Company continued to increase its activities in the medical device field while simultaneously decreasing its oil and gas activities. On January 1, 1994, the Company having disposed of all its oil and gas interests and ceased all activities related thereto, commenced on a full-time basis its current medical device operations. The Company changed its name in May 1995, to "Medical Device Technologies, Inc., and at that time was considered, for accounting purposes to have emerged as a development stage company. In the third quarter of 1998, the Company redefined its business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook Center. In October 1999, the Company changed its name to Miracor Diagnostics, Inc. to reflect the Company's change in focus to diagnostic imaging services.

During 1999, the Company's activities focused on improvement of its capital structure and operations of the acquired MRI centers. As a result, the acquired debt from the MRI acquisitions was reduced, equity was increased $1 million and used for ongoing working capital and quarterly losses of approximately $400,000 in the first and second quarters were reduced to approximately $75,000 in the fourth quarter. Additionally, the Company identified suitable acquisition targets to position the Company for growth. On February 8, 2000, the Company closed the acquisition of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. These newly acquired centers have approximately $2,000,000 in annual revenues.

On February 8, 2000, the Company acquired 80% ownership in Ultra MRI & Diagnostics Services ("Ultra") with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2.1 million in revenue in 1999. Total assets were approximately $2.7 million and total liabilities were approximately $1.3 million as of December 31, 1999. The convertible notes are payable to the principals in an aggregate amount of $125,000 on August 9, 2000, $125,000 on November 9, 2000 and any remaining amount due November 9, 2001.

The Company may incur operating losses in the coming year. In the immediate future, in order to fund expansion of its existing operations and acquire additional MRI centers, the Company intends to complete additional private placements of debt and/or equity securities. The Company's ability to obtain additional sources of financing cannot be assured. Growth of the Company is dependent on its ability to obtain additional funding to expand its existing operations and acquire other MRI centers.

The following management discussion and analysis and plan of operation should be read in conjunction with the consolidated financial statements and notes thereto referred to in Item 7.


Results of Operations
---------------------

Year ended December 31, 1999 compared to year ended December 31, 1998.


Revenues
--------

Operating net revenues for the year ended December 31, 1999 were $3,924,987 compared to $1,869,374 for the year ended December 31, 1998. The increase of 110% is primarily attributed to revenues resulting from the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates. The operations of which were included for the entire year of 1999 as compared to only six months of 1998. Revenue from the MRI centers generated from providing scanning and reading services for the medical industry accounted for all of the net revenues in 1999. The product sales from the FAS represented $1,900 of the sales revenue in 1998 with the remaining revenues representing sales from the MRI centers.


Operating Expenses
------------------

Research and Development

Research and development costs in 1999 were $0 as compared to $102,293 in 1998, representing a decrease of 100%. In 1998, research and development activities were postponed and the only costs were associated with the carrying costs for maintaining ownership of the FAS and CRS licenses. There were no current year costs associated with research and development due to the cessation in late 1998 of all activity related to the FAS and CRS. The ceased and the associated licenses were written-off at that time to reflect the Company's focus on medical diagnostic imaging service centers.


Sales, General and Administrative

Sales, general and administrative costs were $4,977,308 in 1999 as compared to $2,967,114 in 1998, representing an increase of 67.7%. This increase was primarily the result of operating the MRI centers for a full year compared to only six months in 1998. The increase was partially offset by the discontinued royalties expense and amortization of licenses related to the FAS and CRS. There were no current year costs associated with FAS and CRS licenses and royalties due to the cessation in late 1998 of all activity related to the FAS and CRS.


Write-Off of License Agreements

In 1998, coincident with the purchase of Vision
Diagnostics, Inc. and Affiliates, the Company wrote-off the FAS and the CRS licenses as well as other related assets and recorded an impairment loss of $1,341,551.


Net Loss

The Company's net loss for the year ended December 31, 1999 was ($1,305,208) as compared to ($2,833,850) for the year ended December 31, 1998, representing a 53.9% decline. The decrease in net loss was primarily attributable to increased revenues as well as the discontinuance of research and development, royalties, and license amortization related to the FAS and CRS products. This decrease was partially offset by the increased costs associated with providing services and operating the MRI centers for a full year. Loss per common share for 1999 was ($0.20) as compared to a ($0.93) loss per common share 1998. This reduction in loss per common share was attributable to the reduced net loss in 1999 compared to 1998 and to the increase in the weighted average number of common shares outstanding in 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from cash flows from its operations and the public and private sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at December 31, 1999 was $106,517 as compared to $77,906 at December 31, 1998, representing a 36.7% increase.

In 1999, $288,207 of net cash was provided by operating activities. The Company received $150,000 from the proceeds of notes payable and $485,000 from the proceeds of Restricted Rule 144 common stock issued during 1999. Net cash provided by operating activities in 1999 consisted principally of a net loss of ($1,305,208). Contributing to this net loss was a decrease in other net assets (excluding cash) of ($299,068), which was offset by $1,892,483 in common stock paid for services and interest in lieu of cash, depreciation/amortization, minority interest, bad debt expense, write-off of notes payable, Cancellation of Restricted Rule 144 common stock and accrued compensation expense. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $544,186 at December 31, 1999 as compared to a negative working capital of $1,258,564 at December 31, 1998. The Company's current deficit in working capital requires the Company to obtain funds in the short-term , and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

In the immediate future, in order to fund its current working capital deficit, expansion of its existing operations as well as acquire additional MRI sites for growth, the Company intends to seek to complete additional private placements of debt and/or equity securities. The Company's ability to obtain additional sources of financing cannot be assured. Growth of the Company is dependent on its ability to obtain such additional funding.

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

On June 19, 1998, 164,096 shares of Restricted Rule 144 common stock were issued in order to convert all of these 1997 notes including principal and accrued interest payable. No cash was paid to these individuals nor to the directors for interest. Restricted Rule 144 common stock paid to these individuals and to the directors for interest was $21,300 at December 31, 1998 and $0 for the year ended December 31, 1999. Accrued interest was $0 for the year ended December 31, 1998. All of the noteholders did not elect to exercise the related warrants, thus, all such warrants expired on May 18, 1998.

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

During the second and third quarters of 1998, 391,858 shares (including the additional consideration shares) of Restricted Rule 144 common stock were issued in order to convert all of these 1998 short-term convertible notes, including principal and accrued interest payable, except for one note for $15,000, which was still outstanding at December 31, 1998. Cash paid to these individuals for interest was $0 for the year ended December 31, 1998. Restricted Rule 144 common stock paid to these individuals for interest was $13,708 during the year ended December 31, 1998. Accrued interest amounted to $1,248 as of December 31, 1998.

Pursuant to an investment letter dated June 26, 1998 with an individual, the Company received $55,000 for the purchase of 55,000 shares of Restricted Rule 144 common stock at a purchase price of $1.00 per share. As of December 31, 1998, all such shares had been issued.

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to investment letters dated May 25, 1999 and June 7, 1999 with a limited liability company, the Company received $100,000 for the purchase of 250,000 shares and $50,000 for the purchase of 125,000 shares, respectively. Both investment letters were to purchase shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated May 25, 1999 with a corporation, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated September 15, 1999 with a limited liability company, the Company received $50,000 for the purchase of 66,667 shares of Restricted Rule 144 common stock at a purchase price of $.75 per share. Pursuant to an investment letter dated December 4, 1999 with a limited liability company, the Company received $50,000 for the purchase of 111,111 shares of Restricted Rule 144 common stock at a purchase price of $.45 per share. As of December 31, 1999, all 1,140,278 shares had been issued.

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

The Company emerged in 1998 from a development stage to an operating company through the corporate acquisition of Vision Diagnostics, Inc. and affiliates.

The Company's Capital Requirements
----------------------------------

The Company's greatest cash requirements during 2000 will be for funding growth through expansion of its existing operations and for future acquisitions of additional MRI centers.

The Company is seeking to fund activities and other operating needs in the next twelve months from funds to be obtained through private placements or public offerings of debt or equity securities.

Subsequent to the next 12 months, the Company plans to finance its long-term operations and capital requirements with the profits and funds generated from the revenues of its MRI centers. The Company may obtain future funding through new private financings and public offerings of debt and equity securities.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has never been and is not now profitable, and has negative working capital. Growth of the Company is dependent on the success of its MRI centers which were acquired in July 1998.

Year 2000 Compliance
--------------------

In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, if not addressed these systems may not have been able to properly interpret dates beyond the Year 1999, which may have led to business disruptions. Accordingly, the Company identified and performed all needed material modifications and testing of significant systems, and communicated with customers, suppliers, banks and others with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company was vulnerable to any other organization's Year 2000 issues.

The Company considers the transition into the year 2000 successful from the perspective of its systems. In addition to the changeover to January 1, 2000, it has been shown that certain other dates may also present similar problems for some systems. The Company continues to monitor the situation. To date, the Company has not experienced any material Year 2000 issues with respect to its systems, customers or suppliers.

The Company estimates that the total cost to the Company of Year 2000 activities has been less than $10,000.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-2

Consolidated Statements of Operations for the
Years Ended December 31, 1999 and 1998                                      F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1999 and 1998                                      F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1999 and 1998                                      F-7

Notes to Consolidated Financial Statements                                  F-9

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

The Board of Directors approved the engagement of Parks, Tschopp, Whitcomb & Orr, PA as independent accountants for the Company and to advise the Company on accounting matters. Prior to the appointment of Parks, Tschopp, Whitcomb & Orr, PA, the Company had not consulted with Parks, Tschopp, Whitcomb & Orr, PA, regarding the application of accounting principles.

The registrant has no disagreements with its current auditor Parks, Tschopp, Whitcomb & Orr, PA.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers, on December 31, 1999, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,       11/11/94          8/31/94
 Age 61                Chief Executive Officer,
                       President, Chief
                       Financial Officer

 Richard E. Sloan      Vice President of                              3/15/96
 Age 50                Operations and New
                       Business Development

 Don L. Arnwine        Director                       3/6/95
 Age 67

 Arthur E. Bradley     Director                      9/26/86
 Age 66

 Thomas E. Glasgow     Director                     11/11/94
 Age 46

 Robert S. Muehlberg   Director                      3/11/99
 Age 46

The principal occupations and positions for the past several years of each of the executive officers and directors of the Company are as follows:

M. Lee Hulsebus has been in the health care field for 34 years. From January 1990 until he joined the Company in August 1994, he was the President and owner of his own health care consulting firm. From 1990 to 1992, Mr. Hulsebus also served as President and Chief Operating Officer of Sports Support, Inc., a sports medicine company. From 1988 until 1990, he served as Medical Group President (worldwide operations) for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry. Mr. Hulsebus has served in the capacity of President/Chief Executive Officer for the past 20 years for various companies.

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

On February 21, 2000, the Company hired Ross S. Seibert, CPA as Chief Financial Officer. Mr. Seibert was with Deloitte & Touche, a "Big 5" accounting firm, since 1986 and served as Senior Manager. He received a BS in accounting from Indiana University and a MBA in finance from San Diego State University.

The information required by this Item, which will be set forth under the captions "Proposal No. 1- Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

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

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999.

Pursuant to the Vision acquisition agreement and prior to resigning from the board of directors on June 23, 1999, a director received $74,600 for corporate consulting fees in 1999. After June 23, 1999, this individual received an additional $40,000 in corporate consulting fees during 1999.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K      The Company filed current reports on Forms 8-K which
                         were issued on February 3, 1999, March 31, 1999, April
                         5, 1999, June 29, 1999, and October 12, 1999, and
                         February 24, 2000.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer, President,    March 30, 2000
------------------------   Chief Financial Officer,
    M. Lee Hulsebus,       Chairman, Principal Accounting
                           Officer and Secretary


/s/ Don L. Arnwine         Director                               March 30, 2000
------------------------
    Don L. Arnwine


/s/ Arthur E. Bradley      Director                               March 30, 2000
------------------------
    Arthur E. Bradley


/s/ Thomas E. Glasgow      Director                               March 30, 2000
------------------------
    Thomas E. Glasgow


/s/ Robert S. Muehlberg    Director                               March 30, 2000
------------------------
    Robert S. Muehlberg

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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




By /s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       PARKS, TSCHOPP, WHITCOMB & ORR, P.A.



Maitland, Florida
March 7, 2000

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

ASSETS
------
                                                                                     1999                1998
                                                                                ---------------     ---------------
Current assets:
     Cash and cash equivalents                                                  $      106,517      $       77,906
     Accounts receivable (net of allowance of $1,308,016
          and $1,487,172)                                                            2,723,306           2,536,042
     Prepaid expenses and other assets                                                  81,824              72,180
                                                                                ---------------     ---------------
               Total current assets                                                  2,911,647           2,686,128
                                                                                ---------------     ---------------

Property and equipment:
     Furniture and fixtures                                                             33,799              33,799
     Machinery and equipment                                                           211,706             188,546
     Equipment under capital leases                                                  3,398,458           2,380,038
     Leasehold improvements                                                            426,632             406,082
                                                                                ---------------     ---------------
                                                                                     4,070,595           3,008,465

     Less accumulated depreciation                                                  (1,866,309)         (1,197,268)
                                                                                ---------------     ---------------

Net property and equipment                                                           2,204,286           1,811,197

Intangible assets:
     Goodwill                                                                        4,788,143           3,938,378
     Organization costs                                                                160,930             160,930
     Deferred Interest                                                                 122,750                -
     Less accumulated amortization                                                    (337,159)           (175,867)
                                                                                ---------------     ---------------

                                                                                     4,734,664           3,923,441

Other assets                                                                            78,138             134,822
                                                                                ---------------     ---------------
               Total assets                                                     $    9,928,735      $    8,555,588
                                                                                ===============     ===============

See accompanying notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                                     1999                   1998
                                                                                ---------------     ---------------
Current liabilities:
     Accounts payable                                                           $      849,560      $      817,368
     Accrued expenses                                                                  491,470             563,472
     Line of credit                                                                    506,384             562,538
     Note payable  - current portion                                                   939,112           1,391,303
     Capital lease obligations - current portion                                       669,307             610,011
                                                                                ---------------     ---------------
               Total current liabilities                                             3,455,833           3,944,692
                                                                                ---------------     ---------------

Other liabilities:
     Convertible debt                                                                        -              15,000
     Note payable - long term                                                          683,656                   -
     Capital lease obligations - long term                                           2,683,535           1,552,378
                                                                                ---------------     ---------------
               Total liabilities                                                     6,823,024           5,512,070
                                                                                ---------------     ---------------

Minority interest                                                                            -             643,252
                                                                                ---------------     ---------------

Commitments and contingencies (note 8)

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                                               -                   -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                                    -                   -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                                        -                   -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 7,980,956 and 4,370,905 outstanding)                            1,197,143             655,636
     Common stock to be issued (770 and 862,394 shares)                                 23,494             866,162
     Warrants                                                                          122,750                   -
     Additional paid-in capital                                                     27,705,952          25,607,914
     Deferred stock compensation                                                        30,599              25,443
     Accumulated deficit                                                           (25,974,227)        (24,754,889)
                                                                                ---------------     ---------------
               Total stockholders' equity                                            3,105,711           2,400,266
                                                                                ---------------     ---------------
               Total liabilities and stockholders' equity                       $    9,928,735      $    8,555,588
                                                                                ===============     ===============

See accompanying notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 1999 and 1998


                                                                                     1999                 1998
                                                                                ---------------     ---------------
Patient service revenue                                                         $    5,290,004      $    2,670,534
Product sales                                                                                -               1,900
Discounts and allowances                                                            (1,365,017)           (803,060)
                                                                                ---------------     ---------------
          Net revenues                                                               3,924,987           1,869,374
                                                                                ---------------     ---------------

Cost of sales                                                                                -                (619)
                                                                                ---------------     ---------------
          Gross profit                                                               3,924,987           1,868,755
                                                                                ---------------     ---------------
Operating expenses:
     Research and development                                                                -             102,293
     Sales, general and administrative                                               4,977,308           2,967,114
     Loss on impairment of license agreements                                                -           1,341,551
                                                                                ---------------     ---------------

          Total operating expenses                                                   4,977,308           4,410,958
                                                                                ---------------     ---------------

          Loss from operations                                                      (1,052,321)         (2,542,203)

Other income (expense):
     Other income                                                                      222,774               7,332
     Interest income                                                                         -                  64
     Interest expense                                                                 (495,310)           (269,851)
                                                                                ---------------     ---------------
     Loss before minority interest                                                  (1,324,857)         (2,804,658)

Minority interest                                                                       19,649             (29,192)
                                                                                ---------------     ---------------
Net loss                                                                            (1,305,208)         (2,833,850)
                                                                                ===============     ===============

Loss per share:
Basic and diluted loss per common share                                                  (0.20)              (0.93)
                                                                                ===============     ===============
Weighted average common shares outstanding                                           6,395,241           3,038,968
                                                                                ===============     ===============


See accompanying notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                                          PREFERRED STOCK             COMMON STOCK       ADDITIONAL      COMMON
                                                    ------------------------- -------------------------    PAID-IN        STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL     TO BE ISSUED
                                                    ------------ ------------ ------------ ------------ ------------- ------------
Balance, January 1, 1998                                      -  $         -      436,262  $    65,439  $ 22,603,053      $23,440
Common stock issued as a result of the rounding
       of shares for the thirty-five to one
       reverse stock split                                    -            -          839          126             -            -
Common stock issued for research and
      development, compensation, and services                 -            -      345,311       51,797       344,883            -
Restricted Section 144 common stock issued for
     the conversion of principal and accrued
     interest on convertible notes payable                    -            -      933,816      140,072       460,695            -
Common stock issued for cash                                  -            -       55,000        8,250        46,750            -
Restricted Section 144 common stock issued
     for Acquisition of Vision Diagnostic,
     Inc. & Affiliates                                        -            -    2,599,677      389,952     2,152,533      842,722
Accrued stock issuance                                        -            -            -            -             -            -
Net loss                                                      -            -            -            -             -            -
                                                    ------------ ------------ ------------ ------------ ------------- ------------

Balance, December 31, 1998                                    -  $         -    4,370,905  $   655,636  $ 25,607,914  $   866,162
                                                    ============ ============ ============ ============ ============= ============

(continued below)


                                                       DEFERRED       ACCUMULATED
                                                     COMPENSATION       DEFICIT          TOTAL
                                                    --------------- --------------- ---------------
Balance, January 1, 1998                            $       22,792  $  (21,920,913) $      793,811
Common stock issued as a result of the rounding
       of shares for the thirty-five to one
       reverse stock split                                       -            (126)              -
Common stock issued for research and
      development, compensation, and services                    -               -         396,680
Restricted Section 144 common stock issued for
     the conversion of principal and accrued
     interest on convertible notes payable                       -               -         600,767
Common stock issued for cash                                     -               -          55,000
Restricted Section 144 common stock issued for
     Acquisition of Vision Diagnostic,
     Inc. & Affiliates                                           -               -       3,385,207
Accrued stock issuance                                       2,651                           2,651
Net loss                                                         -      (2,833,850)     (2,833,850)
                                                    --------------- --------------- ---------------

Balance, December 31, 1998                          $       25,443  $  (24,754,889) $    2,400,266
                                                    =============== =============== ===============


See accompanying notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                     Years ended December 31, 1999 and 1998

                                                         PREFERRED STOCK            COMMON STOCK         ADDITIONAL    COMMON
                                                    ------------------------- -------------------------    PAID-IN      STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL   TO BE SSUED
                                                    ------------ ------------ ------------ ------------ ------------ -----------
Balance, January 1, 1999, as previously reported              -  $         -    4,370,905  $   655,636  $25,607,914  $  866,162
Prior period adjustment (Note 3)                              -            -            -            -            -           -
                                                    ------------ ------------ ------------ ------------ ------------ -----------
Balance, January 1, 1999, as restated                         -            -    4,370,905      655,636   25,607,914     866,162

Common stock issued for compensation, interest
  principal of notes payable and services                     -            -    1,386,363      207,954    1,050,015           -

Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                -            -       55,119        8,268        8,140           -
Restricted Rule 144 common stock issued for cash              -            -    1,140,278      171,042      313,958           -
Restricted Rule 144 common stock issued for
  acquisition of Vision Diagnostics, Inc. &
  affiliates                                                  -            -      200,000       30,000       57,500           -
Restricted Rule 144 common stock issued from the
  escrow account related to the acquisition of
  Vision Diagnostics, Inc. & affiliates                       -            -      861,624      129,243      713,425    (842,668)
Restricted Rule 144 common stock cancelled
  related to the acquisition of
  Vision Diagnostics, Inc. & Affiliates                       -            -      (33,333)      (5,000)     (45,000)          -
Warrants issued for notes payable                             -            -            -            -            -           -
Accrued stock issuance                                        -            -            -            -            -           -
Net loss for the year ended December 31, 1999                 -            -            -            -            -           -
                                                    ------------ ------------ ------------ ------------ ------------ -----------

Balance, December 31, 1999                                    -  $         -    7,980,956  $ 1,197,143  $27,705,952  $   23,494
                                                    ============ ============ ============ ============ ============ ===========

(continued below)

                                                      WARRANTS        DEFERRED     ACCUMULATED
                                                                    COMPENSATION     DEFICIT         TOTAL
                                                    -------------- -------------- -------------- --------------
Balance, January 1, 1999 as previously reported                 -  $      25,443  $ (24,754,889) $   2,400,266
Prior period adjustment (Note 3)                                -              -         85,870         85,870
                                                    -------------- -------------- -------------- --------------
Balance, January 1, 1999, as restated                           -         25,443    (24,669,019)     2,486,136

Common stock issued for compensation, interest,
  principal of notes payable and services                       -              -              -      1,257,969
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                  -              -              -         16,408
Restricted Rule 144 common stock issued for cash                -              -              -        485,000
Restricted Rule 144 common stock issued for
  acquisition of Vision Diagnostics, Inc. &
  affiliates                                                    -              -              -         87,500
Restricted Rule 144 common stock issued from the
  Escrow account related to the acquisition of
  Vision Diagnostics, Inc. & affiliates                         -              -              -              -
Restricted Rule 144 common stock cancelled
  related to the acquisition of
  Vision Diagnostics, Inc. & Affiliates                         -              -              -        (50,000)
Warrants issued for notes payable                         122,750              -              -        122,750
Accrued stock issuance                                          -          5,156              -          5,156
Net loss for the year ended December 31, 1999                   -              -     (1,305,208)    (1,305,208)
                                                    -------------- -------------- -------------- --------------

Balance, December 31, 1999                          $     122,750  $      30,599  $ (25,974,227) $   3,105,711
                                                    ============== ============== ============== ==============

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1999 and 1998

                                                                                     1999                 1998
                                                                                ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                   $   (1,305,208)     $   (2,833,850)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Stock paid for services and inter                                         1,097,226             396,680
           Compensation recognized relating to
              accrued employee stock grants and warrants                                 5,156               2,651
           Minority interest                                                           (19,647)             29,192
           Bad debt expense                                                            280,327                   -
           Depreciation and amortization                                               669,040             623,853
           Loss on disposal of inventory                                                     -             189,638
           Loss (gain) on disposal of fixed assets                                           -             116,074
           Loss on impairment of license agreement                                           -             927,074
           Write-off of notes payable                                                  (89,619)                  -
           Cancellation of Restricted Rule 144 stock related to the
              acquisition of Vision Diagnostics and Affiliates                         (50,000)                  -


           Increase (decrease) from changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                     (467,591)            (14,348)
              Prepaid expenses and other current assets                                 (9,644)            (27,789)
              Other assets                                                             217,977              61,531
              Accounts payable and accrued expenses                                    (39,810)            470,092
                                                                                ---------------     ---------------
                     Net cash provided by (used in) operating activities               288,207             (59,202)
                                                                                ---------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                                (56,429)                  -
     Purchase of an investment in limited partnership                                 (150,000)                  -
                                                                                ---------------     ---------------

                     Net cash used in investing activities                            (206,429)                  -
                                                                                ---------------     ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                       150,000             240,020
     Principal payments on notes payable and line of credit                           (222,920)            (49,226)
     Proceeds from issuing common stock                                                485,000              55,000
     Principal payments on capital lease obligations                                  (465,247)           (154,191)
                                                                                ---------------     ---------------

           Net cash provided by (used in) financing activities                         (53,167)             91,603
                                                                                ---------------     ---------------

Net increase in cash and cash equivalents                                               28,611              32,401

Cash and cash equivalents, beginning of period                                          77,906              45,505
                                                                                ---------------     ---------------

Cash and cash equivalents, end of period                                        $      106,517      $       77,906
                                                                                ===============     ===============

See accompanying notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1999 and 1998

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                     1999                 1998
                                                                                ---------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                                                   $      365,958      $      283,560
     Income taxes                                                               $          800      $          800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     SERVICES AND INTEREST:
     Research and development                                                   $            -      $      170,675
     Legal, professional and employee services and interest                            993,201             178,610
     Directors' fees                                                                    59,776              47,395
     Repurchase of Restricted Rule 144 stock                                            44,249                   -
                                                                                ---------------     ---------------
     OTHER:                                                                          1,097,226             396,680
                                                                                ---------------     ---------------
     Principal payments on notes payable                                               160,743                   -
                                                                                ---------------     ---------------
                                                                                $    1,257,969      $      396,680
                                                                                ===============     ===============

During the year ended December 31 1998, the Company acquired the net assets of other companies in exchange for 3,461,356 shares of common stock.
The net assets acquired were as follows:
              Accounts receivable                            $     2,506,532
              Property and equipment                               2,211,088
              Other Assets                                           179,519
              Accounts payable and other liabilities              (2,846,114)
              Capital lease obligations                           (2,604,196)
                                                             ----------------
                                                             $      (553,171)
                                                             ================

During 1998, short-term convertible notes payable in the amount of $494,229 were converted along with accrued interest payable of $37,435 into 835,096 shares of Restricted Rule 144 common stock.

During the years ended 1999 and 1998, deferred compensation expense of $5,156 and $2,651, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

During the first quarter of 1999, short-term convertible notes payable in the amount of $15,000 were converted along with accrued interest payable of $1,608 into 55,119 shares of Restricted Rule 144 common stock.

During the first quarter of 1999, an additional 200,000 shares of Restricted Rule 144 common stock, valued at $87,500, were issued in connection with the acquisition of Vision Diagnostics, Inc. Accordingly, goodwill associated with this transaction was increased by $87,500.

During the second quarter of 1999, management discovered additional 1998 expenses that should have been allocated to the limited partners of the West Regional MRI limited Partnership. Therefore, the net effect of this adjustment is to reduce the 1998 Accumulated Deficit at December 31, 1998 by $85,870.

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 as of December 31, 1999.

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999.

In 1999, the Company entered into a capital lease agreement with a financing company. Such agreement finances MRI equipment with a purchase price of $905,700 over a sixty-month period with interest of 3.9% and monthly payment of $16,747.


See accompanying notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

a) DESCRIPTION OF BUSINESS

The Company, previously a development stage medical device company operating under the name Medical Device Technologies, Inc., is a public company incorporated in Utah on February 6, 1980 and headquartered in San Diego, California. In the third quarter of 1998, the Company redefined its business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook Center. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook Center.

During 1999, the Company's activities focused on improvement of its capital structure and operations of the acquired MRI centers. As a result, the acquired debt from the MRI acquisitions was reduced, approximately $1 million in equity financing was raised for ongoing working capital and quarterly losses of approximately $400,000 in the first and second quarters were reduced to breakeven by year-end. Additionally, the Company identified suitable acquisition targets to position the Company for growth. On February 8, 2000, the Company closed the acquisition of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. These newly acquired centers have approximately $2,000,000 in annual revenues.

Prior to 1998, the Company engaged in the development of three innovative medical devices. The Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), monitored the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The Cell Recovery System (CRS), was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the FAS during the year ended December 31, 1995 and received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. The Intracranial Pressure Monitoring System (ICP), was intended to measure pressures within the skull non-invasively. The Company determined that the licensed ICP technology was not effective. As a result, the Company recorded an impairment loss on the ICP license in 1997 and deemed the ICP license to have no future value. In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, described in the next paragraph, the Company wrote off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458, and $616,093, respectively. However, the company continues to retain the rights to the use of the licenses through 2005 and 2008, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(1) CONTINUED
    ---------

(a) DESCRIPTION OF BUSINESS - CONTINUED

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

Vision Diagnostics, Inc. was the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, the Company acquired the remaining 50% interest in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partner's capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 1998. The limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the year ended December 31, 1999.

(b) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to nine years.

(c) LICENSE AGREEMENTS

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

The Intracranial Pressure Monitoring System (ICP), was intended to measure pressures within the skull non-invasively. During 1997, the Company determined that the licensed ICP technology was not effective. As a result, the Company recorded an impairment loss on the ICP license in the amount of $487,784 in 1997. The Company deemed the ICP license to have no future value.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(1) CONTINUED
    ---------

(d) INCOME TAXES

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

(e) CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

(f) REVENUE RECOGNITION

During 1999 and 1998, the principal sources of revenues are from magnetic resonance imaging which are recognized as performed. The Company is presently operating in this one business segment and only in the United States.

(g) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rate do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company operates and grants credit to customers in Central Florida, Oak Brook, Illinois, Toledo, Ohio and Jacksonville, Florida. In addition, the Company files claims with numerous insurance carriers, managed care groups, Medicare and Medicaid located throughout the United States.

Consequently, the Company's ability to collect the amounts due from customers, managed care groups, insurance companies and government agencies may be affected by economic fluctuation and governmental regulations in the healthcare industry.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(1) CONTINUED
    ---------

(h) USE OF ESTIMATES

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(i) LOSS PER COMMON SHARE

Loss per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the per share calculations because such inclusion would be antidilutive.

(j) RECLASSIFICATION

Certain amounts in the 1998 Financial Statements have been reclassified to conform with the 1999 presentation.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998


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

(3) PRIOR PERIOD ADJUSTMENT
    -----------------------

During the second quarter of 1999, management discovered additional 1998 expenses that should have been allocated to the limited partners of the West Regional MRI limited Partnership. Therefore, the net effect of this adjustment is to reduce the 1998 Accumulated Deficit at December 31, 1998 by $85,870.

(4) INTANGIBLE ASSETS
    -----------------

LICENSE AGREEMENTS

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

Amortization expense related to license agreements written off in 1998 was $152,168 for the year ended December 31, 1998.

GOODWILL

In connection with the Vision acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $4,600,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(5) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due August 2000, renewable for consecutive one-year periods. At December 31, 1999 and 1998, the outstanding balance was $506,384 and $562,538, Respectively.

(6) NOTES PAYABLE
    -------------

Notes payable consisted of the following at December 31:

                                                                                     1999                 1998
                                                                                ---------------     ---------------
   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due March 2003.                                                     $      447,376                   -

   Note payable to an individual, interest at 10%, monthly principal payments
   of $9,809 plus accrued interest with a final balloon payment October 2000.          313,873      $      487,732

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002.                                                            234,059             287,618

   Note payable to an individual, monthly payments of $15,000 beginning March
   2000 through September 2000.                                                        114,019             103,249

   Note payable to bank, with interest at prime plus 2%. Balance was due
   August 1998.                                                                        100,047              94,129

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, Due March 2004.                                                              88,121                   -

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   Due December 2002.                                                                   86,250             100,000

   Note payable to bank, with interest at 9.75%, monthly payments of $3,027
   beginning May 2000, due October 2002.                                                81,239              79,689

   Note payable to bank, interest at 4% above discount rate, quarterly principal payments of $9,311 plus accrued interest beginning April 2000,
   due January 2002.                                                                    75,060              77,171

   Notes payable to directors, interest at 10% due March 2000(see note 13).             50,000                   -

   Note payable originally due June 1997 with interest at 12.5%, written
   off in 1999.                                                                              -              59,619

   Other, interest ranging from 6% to 10%.                                              32,724             102,096
                                                                                ---------------     ---------------
                                                                                $    1,622,768      $    1,391,303

   Less current portion                                                                939,112      $    1,391,303
                                                                                ---------------     ---------------
   Long-term portion                                                            $      683,656      $            -
                                                                                ===============     ===============

At December 31, 1999, future minimum annual principal payments on the notes payable are as follows:


                        Year-ending December 31,
                        ------------------------
                                  2000                           $      939,112
                                  2001                                  372,686
                                  2002                                  267,293
                                  2003                                   37,341
                                  2004                                    6,336
                                                                 ---------------
                                                                 $    1,622,768
                                                                 ===============

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 as of December 31, 1999.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(7) LEASES
    ------

The Company is currently leasing its MRI machines under capital lease agreements and its offices under operating leases which expire at various dates.

At December 31, 1999, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                        Capital           Operating
                        Year-ending December 31,                        Leases              Leases
                        ------------------------                     -----------         -----------
                                  2000                               $  923,845          $  252,599
                                  2001                                  871,366             188,004
                                  2002                                  861,798             188,004
                                  2003                                  848,065             184,354
                                  2004                                  395,897             108,609
                               Thereafter                               217,000             107,353
                                                                     -----------         -----------

      Total minimum lease payments                                    4,117,972          $1,028,923
      Less amounts representing interest (at rates of 3.9% to
      12.92%)                                                           765,130
                                                                     -----------

      Present value of net minimum lease payments                     3,352,842

          Less current portion                                          669,307
                                                                     -----------

      Capital lease obligations                                      $2,683,535
                                                                     ===========

Rent expense for operating leases, including month to month leases, was $279,470 and $154,449 for the years ended December 31, 1999 and 1998, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(8) COMMITMENTS AND CONTINGENCIES
    -----------------------------

LICENSE AGREEMENTS

In prior years, the Company entered into license agreements in connection with the acquisition of the FAS and CRS devices. Through December 31, 1997, the Company had paid $620,000 and issued 6,514 shares of common stock pursuant to the original CRS license agreement.

In connection with the 1998 write-off of the FAS and CRS licenses, the associated license agreements were terminated. License expense associated with the CRS license amounted to $90,212 in 1998.

EMPLOYEE AGREEMENTS

In August 1994, the Company entered into a severance agreement with the Chief Executive Officer. The severance agreement provides, among other things, that in the event a change in control of the Company occurs or the Chief Executive Officer is involuntarily terminated, suffers a disability while employed by the Company or dies while employed by the Company, then the Chief Executive Officer is entitled to receive certain benefits from the Company. Such benefits may include some or all of the following: an amount based on the base salary as provided for in the employment agreement; an amount based on the bonus paid or payable to the Chief Executive Officer as provided for in the employment agreement; the right to receive common stock that shall vest immediately; and the right to exercise any warrants or stock options held by or granted to the Chief Executive Officer under the employment agreement or any stock option plan of the Company or both, health insurance and disability insurance. The Chief Executive Officer will not receive any benefits upon voluntarily termination of employment with the Company or if the Company terminates the Chief Executive Officer "for cause", which is defined as the conviction of the Chief Executive Officer after appeal of a felony.

On August 2, 1999, the Board of Directors extended the Employment and Severance Agreements with the Chief Executive Officer through August 31, 2002.

In March 1996, the Company entered into an exclusive employment agreement with the Vice President of New Business Development for a three-year term providing for a base salary of $108,000 per annum. In March 1998, the term of this agreement was extended to March 2001. In 1999, the base salary was increased to $117,000 per annum.

LEGAL MATTERS

From time to time the Company has been named as a defendant in a lawsuit. As of December 31, 1999, all such lawsuits have been dismissed or settled through agreed upon payment terms. The Company is not aware of any legal matter or claim pending or threatened that would have a material adverse effect on its consolidated financial position or results of operations. There are no other legal proceedings, to which the Company is a party, which could have a material adverse effect on the Company.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(9) STOCKHOLDERS' EQUITY
    --------------------

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the years ended December 31, 1999 and 1998

(9) CONTINUED
    ---------

COMMON STOCK - CONTINUED

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

During the year ended December 31, 1996, as a result of individuals exercising 4,643 private warrants, the Company issued 4,643 shares of common stock for $275,000. No warrants were exercised in 1999, 1998 or 1997.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended December 31, 1999 and 1998

(9) CONTINUED
    ---------

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates for a total of 3,461,356 Restricted Rule 144 common shares. At December 31, 1998, 2,599,677 shares have been issued and 861,679 are to be issued upon the completion of escrow requirements. As of December 31, 1999, 861,624 of the escrow shares have been issued.

During the first quarter of 1999, an additional 200,000 shares of Restricted Rule 144 common stock, valued at $87,500, were issued in connection with the acquisition of Vision Diagnostics, Inc. Accordingly, goodwill associated with this transaction was increased by $87,500.

Pursuant to an investment letter dated February 23, 1999 with an individual, the Company received $25,000 for the purchase of 62,500 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated March 8, 1999 with an individual, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated March 12, 1999 with an individual, the Company received $10,000 for the purchase of 25,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to investment letters dated May 25, 1999 and June 7, 1999 with a limited liability company, the Company received $100,000 for the purchase of 250,000 shares and $50,000 for the purchase of 125,000 shares, respectively. Both investment letters were to purchase shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated May 25, 1999 with a corporation, the Company received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated September 15, 1999 with a limited liability company, the Company received $50,000 for the purchase of 66,667 shares of Restricted Rule 144 common stock at a purchase price of $.75 per share. Pursuant to an investment letter dated December 4, 1999 with a limited liability company, the Company received $50,000 for the purchase of 111,111 shares of Restricted Rule 144 common stock at a purchase price of $.45 per share. As of December 31, 1999, all 1,140,278 shares had been issued.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(10) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, the public offering in 1996, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and private warrants allow the holder to purchase one share of the Company's common stock at a specified price.


Options and private and public warrants granted and issued by the Company consisted of:

                                                                      Weighted
                                                                      Average
                                                          Number       Price
                                                        -----------  -----------

Balance outstanding, January 1, 1998                        97,850        49.08

Options granted                                                  -            -
Options expired                                             (2,285)       20.65
Warrants granted                                                 -            -
Warrants expired                                           (12,286)        5.86
                                                        -----------
Balance outstanding, December 31, 1998                      83,279        56.12

Options granted                                            490,000         0.81
Options expired                                           (118,286)        2.20
Warrants granted                                           140,000         0.19
Warrants expired                                           (62,563)       64.48
                                                        -----------
Balance outstanding, December 31, 1999                     532,430         1.50
                                                        ===========

Options and warrants exercisable                           152,161         3.20


Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 1999 and 1998 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 1999 and 1998

(10) CONTINUED
     ---------

Information relating to options and warrants at December 31, 1999 summarized by exercise price is as follows:

                 Outstanding                                             Exercisable
                                                       Weighted Average                 Weighted Average
      Exercise Price            Equiv.               Life          Exercise          Equiv.           Exercise
        Per Share               Shares              (Year)          Price            Shares            Price

      $    0.01                100,000               5.0            0.01            100,000            0.01
           0.63                 40,000               3.0            0.63             40,000            0.63
           0.69                 25,000               9.3            0.69                  0            0.69
           0.81                355,000               9.0            0.81                  0            0.81
          28.00                  9,573               4.0           28.00              9,304           28.00
          70.00                  2,857               2.6           70.00              2,857           70.00
                               -------                                              -------
                               532,430               8.0            1.50            152,161            3.20

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 1998 would have been increased to the pro forma amounts presented below:

                                                                                     1999                 1998
                                                                                ---------------     ---------------
        Net loss:
             As reported                                                        $   (1,305,208)     $   (2,833,850)
             Pro forma                                                              (1,324,722)         (2,924,708)

        Loss attributable to common stockholders
             As reported                                                            (1,305,208)         (2,833,850)
             Pro forma                                                              (1,324,722)         (2,924,708)

        Basic and diluted loss per share
             As reported                                                                  (.20)               (.93)
             Pro forma                                                                    (.21)               (.96)

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 1999 and 1998

(10) CONTINUED
     ---------

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 1999 and 1998: expected life of 10 years; expected volatility of 90%; risk-free interest rate of 5.25%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 1999 approximated $1.05 per option and warrant.

Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous warrant grants. The above numbers do not include the effect of warrants granted prior to 1996 that vested in 1998 and 1999.


(11) EMPLOYEE BENEFIT PLANS - COMPENSATORY STOCK BENEFIT PLANS
     ---------------------------------------------------------

In each of the four most current years, the Company's board of directors has annually approved a stock compensation plan, the most recent which registered 500,000 shares of common stock under Form S-8 on October 29, 1999, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until October 1, 2004. During 1999 and 1998, 778,095 and 345,311 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, research and development, employee bonus, compensation, interest and legal and professional services provided to the Company.

Compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the time of issuance (fair value method) and amortized over the applicable period.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(12) DEFINED CONTRIBUTION PLAN
     -------------------------

In August 1996, the Company adopted the Medical Device Technologies, Inc. Employee Retirement Savings and Profit Sharing Plan (the "Plan"). The Plan is a defined contribution profit sharing plan which allows the employee to participate once hired. Total expense for its full time employees amounted to $0 and $3,077 for the years ended December 31, 1999 and 1998, respectively. In 1998, the Plan was terminated and no contributions were made to the Plan by the Company during 1998.

(13) RELATED PARTY TRANSACTIONS
     --------------------------

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

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999.

Pursuant to the Vision acquisition agreement and prior to resigning from the board of directors on June 23, 1999, a director received $74,600 for corporate consulting fees in 1999. After June 23, 1999, this individual received an additional $40,000 in corporate consulting fees during 1999.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(12) INCOME TAXES
     ------------
The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:


                                                                                            DECEMBER 31,
                                                                                     1999                 1998
                                                                                ---------------     ---------------
                Bad debt reserve                                                       492,000             559,623
                Net operating loss carryforwards                                     8,836,000           8,654,900
                                                                                ---------------     ---------------
                                                                                     9,328,000           9,214,523
                                       Valuation allowance                          (9,328,000)         (9,214,523)
                                                                                ---------------     ---------------

                          Total                                                 $            -                   -
                                                                                ===============     ===============

At December 31, 1999, the Company had approximately $23,500,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2019. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the preferred stock in the Company's June 1996 public offering was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2019, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 1999 and 1998.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 1999 and 1998

(14) SUBSEQUENT EVENTS
     -----------------
The Company acquired 80% ownership in Ultra MRI & Diagnostics Services ("Ultra") as of February 9, 2000 with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2 million in revenue in 1999. Total assets were approximately $2.1 million and total liabilities were approximately $1.3 million as of December 31, 1999. The acquisition will be accounted for as a purchase in 2000.

The convertible notes are payable to the principals in an aggregate amount of $125,000 on August 9, 2000, $125,000 on November 9, 2000 and any remaining amount due November 9, 2001.