Form 10QSB
period 2000-03-31
MIRACOR DIAGNOSTICS INC
filed 2000-05-12
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended March 31, 2000.

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
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 455-7127

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---
State issuer's revenues for its most recent fiscal year $3,924,987.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2000, was $2,667,456.

As of April 30, 2000, Registrant had outstanding 10,748,748 shares of common stock and 0 shares of 6% cumulative convertible Series A preferred stock.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999                                                  F-1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999                                      F-3

         Consolidated Statements of Stockholders' Equity for the
         Three Months Ended March 31, 2000                                  F-4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999                                      F-5

         Notes to Consolidated Financial Statements                         F-8

Item 2.  Management's Discussion and Analysis and Plan of Operation           3


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    10

Item 2.  Changes in Securities............................................    10

Item 3.  Defaults Upon Senior Securities..................................    10

Item 4.  Submission of Matters to a Vote of Security Holders..............    10

Item 5.  Other Information................................................    10

Item 6.  Exhibits and Reports on Form 8-K.................................    10

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 in this Form 10-QSB.

Forward-Looking Statements
--------------------------

The following discussion as well as in other Items in this Form 10-QSB contain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's services for certain applications; ability to acquire additional medical diagnostic imaging centers; and failure by the Company to keep pace with emerging technologies.

When used in this discussion as well as in other Items in this Form 10-QSB, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

On February 9, 2000, the Company closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. These newly acquired centers have approximately $2,500,000 in annual revenues.

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

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed with the Commission can be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the Commission's home page on the Internet at http://www.sec.gov. As of December 31, 1999, the Company's common stock, par value $.15 per share, is traded over-the-counter under the symbol "MRDG". The Company's Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") and common stock, which previously traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbols MEDDW and MEDD were delisted by NASDAQ on September 30, 1997 and March 26, 1998, respectively. The Company's 6% Cumulative Convertible Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), which previously traded on the NASDAQ SmallCap Market under the symbol "MEDDP", converted to common stock at a ratio of 4/35 (four thirty-fifths) shares of common stock to 1 (one) share of Preferred Stock on July 24, 1997. There were no shares of Preferred Stock outstanding at March 31, 2000.

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

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, the Company acquired the remaining 50% interest in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partnership's net income has been presented as minority partners share of income consolidated partnership interest in the accompanying consolidated statement of operations for the three month period ended March 31, 1999.

On February 9, 2000, the Company acquired 80% ownership in Ultra MRI & Diagnostics Services ("Ultra") with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,505,209, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The amount payable to the principals in aggregate is $125,000 on August 9, 2000, $125,000 on November 9, 2000 and $130,160 is due November 9, 2001. The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at March 31, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statement of operations for the three month period ended March 31, 2000. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2.5 million in revenue in 1999.

The Company plans to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. The Company plans to concentrate its search to opportunities that are located near its existing MRI centers, but will not restrict its search in other geographical locations. The Company may seek a business opportunity in the form of firms which have recently commenced operations or are mature businesses.

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

Results of Operations
---------------------

The three months ended March 31, 2000 compared to the three months ended March 31, 1999.


Revenues
--------

Net revenues for the three months ended March 31, 2000 were $1,746,307 compared to $803,686 for the three months ended March 31, 1999. The increase of 117.3% is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra MRI Diagnostic Services as of February 2000. Revenue from the MRI centers generated from providing scanning, X-ray and reading services for the medical industry accounted for all of the net revenues in the first quarter of 2000 and 1999.


Operating Expenses
------------------

Sales, General and Administrative

Sales, general and administrative costs were $1,640,944 in the first quarter of 2000 as compared to $1,168,824 in the first quarter of 1999, representing an increase of 40.4%. This increase was primarily attributed to the operating costs resulting from the February 2000 acquisition of Ultra MRI & Diagnostics Services and the increased corporate costs associated with the acquisition process as well as with providing services to the newly acquired centers.

Net Loss

The Company's net loss for the three month period ended March 31, 2000 was ($45,157) as compared to ($417,821) for the three month period ended March 31, 1999, representing a 89.2% decline. The decrease in net loss was primarily attributable to increased revenues. The increase of 117.3% in revenue is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra MRI Diagnostic Services as of February 2000. Loss per common share for the first quarter of 2000 was ($0.01) as compared to a ($0.09) loss per common share for the first quarter of 1999. This reduction in loss per common share was attributable to the reduced net loss in the first three month period of 2000 compared to the same period in 1999 and to the increase in the weighted average number of common shares outstanding as of March 31, 2000 as compared to March 31, 1999.


Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from cash flows from its operations and the public and private sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at March 31, 2000 was $105,915 as compared to $19,122 at March 31, 1999, representing a 454% increase.

In the first quarter of 2000, $48,238 of net cash was provided by operating activities. The Company received $54,772 from increases in the line of credit and $191,016 from the proceeds of Restricted Rule 144 common stock issued during the first three months of 2000. Net cash provided by operating activities in the first three months of 2000 included a net loss of ($45,157). Contributing to this net loss was a decrease in other net assets (excluding cash) of ($613,117), which was offset by $706,512 in common stock paid for services and interest in lieu of cash, depreciation/amortization, minority interest, bad debt expense and accrued compensation expense. Changes in current assets and current liabilities resulted in a deficit in the Company's working capital position of $95,316 at March 31, 2000 as compared to a negative working capital of $1,258,564 at December 31, 1998. The Company's current deficit in working capital requires the Company to obtain funds in the short-term, and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers. The Company is seeking to fund these and other operating needs in the next 12 months from funds to be obtained through the proceeds of additional private placements or public offerings of debt or equity securities, or both.

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

Pursuant to an investment letter dated February 7, 2000 with an individual, the Company received $50,000 for the purchase of 125,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated February 8, 2000 with an individual, the Company received $50,000 for the purchase of 125,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to investment letters dated March 10, 2000 with six individuals, the Company received $90,000 for the total purchase of 138,600 shares of Restricted Rule 144 common stock at a purchase price of $.65 per share. As of March 31, 2000, all 388,6000 shares had been issued.

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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has never been and is not now profitable, and has negative working capital. Growth of the Company is dependent on the success of its MRI centers which were acquired in July 1998 and February 2000.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB for the year ended December 31, 1999.

There are no other legal proceedings to which the Company is a party which could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

See Part I, Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable

PART IV

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule

Reports on Form 8-K     The Company filed current reports on Forms
                        8-K which were issued on February 24, 2000 and May 4,
                        2000.

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


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer, President,     May 15, 2000
------------------------   and Chairman
    M. Lee Hulsebus

/s/ Ross S. Seibert        Chief Financial Officer                 May 15, 2000
------------------------
    Ross S. Seibert

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS
------                                                                             March 31,          December 31,
                                                                                     2000                1999
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                                  $      105,915      $      106,517
     Accounts receivable (net of allowance of $1,749,182
          and $1,308,016)                                                            3,750,478           2,723,306
     Prepaid expenses and other assets                                                  64,255              33,965
                                                                                ---------------     ---------------
               Total current assets                                                  3,920,648           2,863,788
                                                                                ---------------     ---------------

Property and equipment:
     Equipment under capital leases                                                  4,235,633           3,398,458
     Machinery and equipment                                                           252,320             211,706
     Leasehold improvements                                                            528,599             426,632
     Furniture and fixtures                                                             41,938              33,799
                                                                                ---------------     ---------------
                                                                                     5,058,490           4,070,595

     Less accumulated depreciation                                                  (2,005,029)         (1,866,309)
                                                                                ---------------     ---------------

Net property and equipment                                                           3,053,461           2,204,286

Intangible assets:
     Goodwill                                                                        6,293,352           4,788,143
     Organization costs                                                                160,930             160,930
          Less accumulated amortization                                               (365,654)           (319,427)
                                                                                ---------------     ---------------

                                                                                     6,088,628           4,629,646


Other assets                                                                           264,584             231,015
                                                                                ---------------     ---------------
               Total assets                                                     $   13,327,321      $    9,928,735
                                                                                ===============     ===============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------                                                March 31,         December 31,
                                                                                     2000                1999
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Current liabilities:
     Accounts payable                                                           $      867,213       $     849,560
     Accrued expenses                                                                  390,279             491,470
     Lines of credit                                                                   634,556             506,384
     Due to Shareholders - current portion                                             250,000                   -
     Notes payable  - current portion                                                1,029,098             939,112
     Capital lease obligations - current portion                                       844,818             669,307
                                                                                ---------------     ---------------
               Total current liabilities                                             4,015,964           3,455,833
                                                                                ---------------     ---------------

Other liabilities:
     Due to Shareholders - long term                                                   130,160                   -
     Note payable - long term                                                          597,724             683,656
     Capital lease obligations - long term                                           3,192,960           2,683,535
                                                                                ---------------     ---------------
               Total liabilities                                                     7,936,808           6,823,024
                                                                                ---------------     ---------------

Minority interest                                                                      121,907                   -
                                                                                ---------------     ---------------

Commitments and contingencies (note 6)

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                                               -                   -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                                    -                   -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                                        -                   -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 10,698,810 and 7,980,956 outstanding)                           1,604,822           1,197,143
     Common stock to be issued (935,170 and 770 shares)                                584,134              23,494
     Warrants                                                                          122,750             122,750
     Additional paid-in capital                                                     28,943,750          27,705,952
     Deferred stock compensation                                                        32,534              30,599
     Accumulated deficit                                                           (26,019,384)        (25,974,227)
                                                                                ---------------     ---------------
               Total stockholders' equity                                            5,268,606           3,105,711
                                                                                ---------------     ---------------
               Total liabilities and stockholders' equity                       $   13,327,321      $    9,928,735
                                                                                ===============     ===============

See notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                    Three Months ended March 31,
                                                                                     2000                 1999
                                                                                ---------------     ---------------
Patient service revenue                                                         $    2,326,158      $    1,093,560
Discounts and allowances                                                              (579,851)           (289,874)
                                                                                ---------------     ---------------
          Net revenues                                                               1,746,307             803,686
                                                                                ---------------     ---------------

Operating expenses:
     Sales, general and administrative                                               1,640,944           1,168,826
                                                                                ---------------     ---------------

          Total operating expenses                                                   1,640,944           1,168,826
                                                                                ---------------     ---------------

          Income/(Loss)from operations                                                 105,363            (365,140)

Other income (expense):
     Interest expense                                                                 (168,360)            (84,262)
     Other income                                                                       27,524              11,932
                                                                                ---------------     ---------------
     Loss before minority interest                                                     (35,473)           (437,470)

Minority interest                                                                       (9,684)             19,649
                                                                                ---------------     ---------------
Net loss                                                                        $      (45,157)     $     (417,821)
                                                                                ===============     ===============

Loss per share:
Basic and diluted loss per common share                                         $        (0.01)     $        (0.09)
                                                                                ===============     ===============
Weighted average common shares outstanding                                           8,034,824           4,782,417
                                                                                ===============     ===============

See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three
                                     Months ended March 31, 2000
                                             (unaudited)

                                                          PREFERRED STOCK             COMMON STOCK       ADDITIONAL     COMMON
                                                    ------------------------- -------------------------    PAID-IN       STOCK
                                                       SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL    TO BE ISSUED
                                                    ------------ ------------ ------------ ------------ ------------- ------------
Balance, January 1, 2000                                      -  $         -    7,980,956  $ 1,197,143    27,705,952  $    23,494

Common stock issued for compensation, interest,
      principal of notes payable and services                 -            -      300,429       45,064       232,690            -
Restricted Section 144 common stock issued
      for compensation, interest and services                 -            -      302,575       45,387       122,492            -
Restricted Section 144 common stock sold                      -            -      388,600       58,290       131,710            -
Restricted Section 144 common stock issued for principal
     and accrued interest on capital lease obligation         -            -      125,000       18,750        30,078
Restricted Section 144 common stock issued
     for acquisition of Ultra MRI & Diagnostics Services      -            -    1,600,000      240,000       720,000      560,640
Common Stock issued for the conversion of employee
     stock options                                            -            -        1,250          188           828
Accrued stock compensation                                    -            -            -            -             -            -
Net loss                                                      -            -            -            -             -            -
                                                    ------------ ------------ ------------ ------------ ------------- ------------

Balance, March 31, 2000                                       -  $         -   10,698,810  $ 1,604,822  $ 28,943,750  $   584,134
                                                    ============ ============ ============ ============ ============= ============

(continued below)


                                                                WARRANTS     DEFERRED       ACCUMULATED
                                                                           COMPENSATION       DEFICIT          TOTAL
                                                              ------------ -------------  --------------- ---------------
Balance, January 1, 2000                                      $    122,750  $    30,599   $  (25,974,227) $    3,105,711
Common stock issued for compensation, interest,
       principal of notes payable and services                          -             -                -         277,754
Restricted Section 144 common stock issued
      for compensation, interest and services                           -             -                -         167,879
Restricted Section 144 common stock sold                                -             -                -         190,000
Restricted Section 144 common stock issued for principal
     and accrued interest on capital lease obligation                   -             -                -          48,828
Restricted Section 144 common stock issued
     for acquisition of Ultra MRI & Diagnostics Services                -             -                -       1,520,640
Common Stock issued for the conversion of employee
     stock options                                                      -             -                -           1,016
Accrued stock compensation                                              -         1,935                -           1,935
Net loss                                                                -             -          (45,157)        (45,157)
                                                              ------------  ------------  --------------- ---------------

Balance, March 31, 2000                                       $   122,750   $    32,534   $  (26,019,384) $    5,268,606
                                                              ============  ============  =============== ===============


See notes to consolidated financial statements.

                                     MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (unaudited)

                                                                                    Three Months ended March 31,
                                                                                     2000                1999
                                                                                ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                   $      (45,157)    $      (417,821)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Stock paid for services and interest                                        371,737             253,138
           Compensation recognized relating to accrued
                  employee stock grants and warrants                                     1,935                   -
           Minority interest                                                             9,684             (19,649)
           Bad debt expense                                                            131,489                   -
           Depreciation and amortization                                               191,667             163,893
           Changes in assets and liabilities excluding
              net assets acquired:
              Accounts receivable                                                     (343,744)            157,959
              Prepaid expenses and other current assets                                 17,569            (195,166)
              Other assets                                                             (56,186)            (12,135)
              Accounts payable and accrued expenses                                   (230,756)            (52,001)
                                                                                ---------------     ---------------
                     Net cash provided by (used in) operating activities                48,238            (121,782)
                                                                                ---------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                                (17,870)                  -
     Cash acquired in purchase of company                                                1,083                   -
                                                                                ---------------     ---------------

                     Net cash used in investing activities                             (16,787)                  -
                                                                                ---------------     ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                           -               100,000
     Principal payments on notes payable                                               (68,470)            (33,396)
     Increase in line of credit                                                         54,772                   -
     Proceeds from issuing common stock                                                191,016             135,000
     Principal payments on capital lease obligations                                  (209,371)           (138,606)
                                                                                ---------------     ---------------

           Net cash provided by (used in) financing activities                         (32,053)             62,998
                                                                                ---------------     ---------------

Net decrease in cash and cash equivalents                                                 (602)            (58,784)

Cash and cash equivalents, beginning of period                                         106,517              77,906
                                                                                ---------------     ---------------

Cash and cash equivalents, end of period                                        $      105,915      $       19,122
                                                                                ===============     ===============

See notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                    Three Months ended March 31,
                                                                                     2000                 1999
                                                                                ---------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                                                   $      117,421      $       69,617

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     Legal, professional and employee services and interest                            371,737             253,138
     Principal payments on notes payable and capital lease obligations                 122,724                   -
                                                                                ---------------     ---------------
                                                                                $      494,461      $      253,138
                                                                                ===============     ===============

During the period ended March 31, 2000, the Company acquired the net assets of Ultra MRI & Diagnostics Services in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a payable of $380,160. The net assets acquired were as follows:

              Cash                                           $         1,083
              Accounts receivable                                    814,917
              Property and equipment                                 970,025
              Other Assets                                            31,963
              Accounts payable and other liabilities                 (93,916)
              Capital lease obligations                             (943,135)
              Notes payable                                         (146,421)
              Lines of credit                                        (73,400)
                                                             ----------------
                                                             $      (561,116)
                                                             ================

              Common stock issued                            $     1,520,640
              Due to shareholders                                    380,160
              Direct costs of acquisition                             53,302
              Minority interest                                      112,223
              Goodwill                                            (1,505,209)
                                                             ----------------
                                                             $       561,116
                                                             ================


During the first quarter ended 2000 and 1999, deferred compensation expense of $1,935 and $0, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 for the year ended December 31, 1999 and $5,263 for the three months ended March 31, 2000.


In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $2,917 and $1,457, respectively, as of March 31, 2000.


In 1999, the Company entered into a capital lease agreement with a financing company. Such agreement finances MRI equipment with a purchase price of $905,700 over a sixty-month period with interest of 3.9% and monthly payment of $16,747.

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                For the Three Months Ended March 31, 2000 and 1999


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2000, and the results of operations for the three month period ended March 31, 2000 and 1999 and cash flows for the three month period March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 1999 Financial Statements have been reclassified to conform with the 2000 presentation.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


(2) LOSS PER COMMON SHARE

Loss per common share has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the per share calculations because such inclusion would be antidilutive.

(3)  GOODWILL

In connection with the Vision and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

(4) LINE OF CREDIT

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due August 2000, renewable for consecutive one-year periods. At March 31, 2000 and December 31, 1999, the outstanding balance was $562,658 and $506,384, respectively.

The Company has a line of credit with a bank at prime plus 1.75% under which the Company may borrow up to $50,000. At March 31, 2000, the outstanding balance was $50,000.

The Company has a line of credit with a bank at 10.5% under which the Company may borrow up to $25,000. At March 31, 2000, the outstanding balance was $21,898.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 2000 and 1999

(5) NOTES PAYABLE
    -------------

Notes payable consisted of the following:

                                                                                    March 31,          December 31,
                                                                                      2000                 1999
                                                                                ---------------     ---------------
   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due March 2003.                                                     $      394,156      $      447,376

   Note payable to an individual, interest at 10%, monthly principal payments
   of $9,809 plus accrued interest with a final balloon payment October 2000.          284,448             313,873

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002.                                                            209,753             234,059

   Note payable to an individual, monthly payments of $15,000, due
   September 2000.                                                                     112,039             114,019

   Note payable to bank, with interest at prime plus 2%. Balance was due
   August 1998.                                                                        102,378             100,047

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, Due March 2004.                                                              83,950              88,121

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   Due December 2002.                                                                   79,336              86,250

   Note payable to a bank, with interest at 9.75%, monthly payments of $3,027
   beginning May 2000, due October 2002.                                                78,055              81,239

   Note payable to a bank, interest at 4% above discount rate, quarterly principal payments of $9,311 plus accrued interest beginning April 2000,
   due January 2002.                                                                    74,489              75,060

   Notes payable to directors, interest at 10%,due March 2000.                          50,000              50,000

   Note payable to a bank, interest at 8.5%, monthly payments of $1,819, due
   June 2002.                                                                           43,273                 -

   Note payable to a bank, interest at 8%, monthly payments of $1,429, due
   December 2001.                                                                       29,139                 -

   Note payable to a bank, interest at 13.9%, monthly payments of
   $1,249, due May 2002.                                                                23,288                 -

   Note payable to a bank, with a variable interest rate, monthly
   payments of $1,629, due May 2001.                                                    20,127                 -

   Note payable to a bank, interest at 12.25%, monthly payments of $796,
   due December 2001.                                                                   14,962                 -

   Note payable to a bank, interest at 10%, monthly payments of $372,
   due October 2001.                                                                     6,555                 -

   Other, interest ranging from 6% to 10%.                                              20,874              32,724
                                                                                ---------------     ---------------
                                                                                $    1,626,822      $    1,622,768

   Less current portion                                                              1,029,098      $      939,112
                                                                                ---------------     ---------------
   Long-term portion                                                            $      597,724      $      683,656
                                                                                ===============     ===============

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Three Months Ended March 31, 2000 and 1999


On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 for the year ended December 31, 1999 and $5,263 for the quarter ended March 31, 2000.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Three Months Ended March 31, 2000 and 1999

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

              For the Three Months Ended March 31, 2000 and 1999


(6) CONTINUED
    ---------

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2000 and 1999


(6) CONTINUED
    ---------

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates for a total of 3,461,356 Restricted Rule 144 common shares. At December 31, 1998, 2,599,677 shares have been issued and 861,679 are to be issued upon the completion of escrow requirements. As of March 31, 2000, 861,624 of the escrow shares have been issued.

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

Pursuant to an investment letter dated February 7, 2000 with an individual, the Company received $50,000 for the purchase of 125,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated February 8, 2000 with an individual, the Company received $50,000 for the purchase of 125,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to investment letters dated March 10, 2000 with six individuals, the Company received $90,000 for the total purchase of 138,600 shares of Restricted Rule 144 common stock at a purchase price of $.65 per share. As of March 31, 2000, all 388,6000 shares had been issued.

On February 9, 2000, the Company acquired 80% ownership in Ultra MRI & Diagnostics Services ("Ultra") with a combination of a $380,160 payable and 2,534,400 shares of Restricted Rule 144 common stock. At March 31, 2000, 1,600,000 shares have been issued and 934,400 shares are to be issued upon the completion of escrow requirements.

In each of the four most current years, the Company's board of directors has annually approved a stock compensation plan, the most recent which registered 500,000 shares of common stock under Form S-8 on May 5, 2000, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until May 1, 2005. During the three months ended March 31, 2000 and 1999, 300,429 and 178,700 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonus, compensation, interest, legal and professional services provided to the Company.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 2000 and 1999


(7)  ULTRA ACQUISITION
     --------------------

On February 9, 2000, the Company acquired 80% ownership in Ultra MRI & Diagnostics Services with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,505,209, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The amount payable to the principals in aggregate is $125,000 on August 9, 2000, $125,000 on November 9, 2000 and $130,160 is due
November 9, 2001. The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at March 31, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statement of operations for the three month period ended March 31, 2000. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2.5 million in revenue in 1999.

Had the acquisition occurred January 1, 1999, consolidated revenues for the three months ended March 31, 1999 would have been approximately $1.7 million, net loss would have been approximately ($350,000) and loss per share would have been ($0.07).

Had the acquisition occurred January 1, 2000, consolidated revenues for the three months ended March 31, 2000 would have been approximately $2.7 million, net income would have been approximately $18,000 and earnings per share would have been $0.01.


(8) SUBSEQUENT EVENT
     -----------------

In April 2000, the Company entered into a $15 million private equity line for the purchase of common stock, subject to registration and certain other conditions and limited to a percentage of trading volume.