Form 10QSB
period 2000-06-30
MIRACOR DIAGNOSTICS INC
filed 2000-08-11
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X]     QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended June 30, 2000.

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

         9191 Towne Centre Drive, Suite 400, San Diego, California 92122
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 455-7127

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year $3,924,987.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 31, 2000, was $2,010,230

As of July 31, 2000, Registrant had outstanding 12,719,250 shares of common stock and 0 shares of 6% cumulative convertible Series A preferred stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999................................................  F-1

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 2000 and 1999......................  F-3

         Consolidated Statements of Stockholders' Equity for the
         Six Months Ended June 30, 2000...................................  F-4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999.....................................  F-5

         Notes to Consolidated Financial Statements.......................  F-8

Item 2.  Management's Discussion and Analysis and Plan of Operation.......    3


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    8

Item 2.  Changes in Securities............................................    8

Item 3.  Defaults Upon Senior Securities..................................    8

Item 4.  Submission of Matters to a Vote of Security Holders..............    8

Item 5.  Other Information................................................    8

Item 6.  Exhibits and Reports on Form 8-K.................................    8

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended June 30, 2000.

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

The Company
-----------

Miracor Diagnostics, Inc. (the "Company") was previously a development stage medical device company. In the third quarter of 1998, the Company redefined its business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook center. Subsequently, the Company's activities focused on improvement of its capital structure and operations of the acquired MRI centers. Additionally, the Company identified suitable acquisition targets to position the Company for growth.

On February 9, 2000, the Company closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. These newly acquired centers had approximately $2,500,000 in annual gross revenues in 1999.

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

The Company plans to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. The Company plans to concentrate its search to opportunities that are located near its existing MRI centers, but will not restrict its search in other geographical location. The Company may seek a business opportunity in the form of firms which have recently commenced operations or are mature businesses. Alternatively, should there be no acceptable candidates in locations near certain of the Company's existing sites which are enjoying substantial growth, the Company may choose to start-up an alternate point of business which complements the existing site and allows significant leveraging of management and marketing expertise.

In April 2000, the Company entered into an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions.

Results of Operations
---------------------

The three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Revenues
--------

Patient service revenue for the three months ended June 30, 2000 were $2,128,668 compared to $852,639 for the three months ended June 30, 1999. The increase of 149.7% is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Revenue from the MRI centers generated from providing scanning, X-ray and reading services for the medical industry accounted for all of the net revenues in the second quarter of 2000 and 1999.

Operating Expenses
------------------

Sales, General and Administrative

Sales, general and administrative costs were $1,960,391 in the second quarter of 2000 as compared to $1,211,429 in the second quarter of 1999, representing an increase of 61.8%. This increase was primarily attributed to the operating costs resulting from the February 2000 acquisition of Ultra and increased operating and marketing costs in the existing centers.

Net Income/Loss
---------------

The Company's net income for the three month period ended June 30, 2000 was $58,790 as compared to the net loss of ($483,150) for the three month period ended June 30, 1999. The change was primarily attributable to increased revenues. The increase of 149.7% in revenue is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Earnings per common share for the second quarter of 2000 was $0.01 as compared to a loss per common share of ($0.08) for the second quarter of 1999. This change was attributable to net income in the three month period ended June 30, 2000 compared to the same period in 1999 and to the increase in the weighted average number of common shares outstanding as of June 30, 2000 as compared to June 30, 1999.

The six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Revenues
--------

Patient service revenue for the six months ended June 30, 2000 were $3,874,975 compared to $1,656,325 for the six months ended June 30, 1999. The increase of 134.0% is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Revenue from the MRI centers generated from providing scanning, X-ray and reading services for the medical industry accounted for all of the net revenues in the six month period ended June 30, 2000 and 1999.

Operating Expenses
------------------

Sales, General and Administrative

Sales, general and administrative costs were $3,601,335 for the first six months of 2000 as compared to $2,380,255 for the first six months of 1999, representing an increase of 51.3%. This increase was primarily attributed to the operating costs resulting from the February 2000 acquisition of Ultra and increased operating and marketing costs in the existing centers.

Net Income/Loss
---------------

The Company's net income for the six month period ended June 30, 2000 was $13,633 as compared to the net loss of ($900,970) for the six month period ended June 30, 1999. This change was primarily attributable to increased revenues. The increase of 134% in revenue is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Earnings per common share for the first six months of 2000 was $0.01 as compared to a loss per common share of ($0.17) for the first months of 1999. This change was attributable to net income in the six month period ended June 30, 2000 compared to the same period in 1999 and to the increase in the weighted average number of common shares outstanding as of June 30, 2000 as compared to June 30, 1999.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from cash flows from its operations and the public and private sale of debt and equity securities and the issuance of common stock in exchange for services. The Company's cash position at June 30, 2000 was $192,482 as compared to $70,613 at June 30, 1999, representing a 172.6% increase.

In the first six months of 2000, $291,036 of net cash was provided by operating activities. The Company received $223,227 from increases in the lines of credit and $191,016 from the proceeds from common stock issued during the first six months of 2000. During the six month period ended June 30, 2000,the Company made $188,733 of principal payments on notes payable, $389,340 of principal payment on capital lease obligations, and purchased equipment of $42,324. Net cash provided by operating activities in the six month period ended June 30, 2000 included net income of $13,633. Net income was offset by the change in other net assets (excluding cash) of ($809,795), which was offset by $1,087,198 in common stock paid for services and interest in lieu of cash, depreciation/amortization, minority interest, bad debt expense, accrued compensation expense and the gain on the capital lease refinance. Changes in current assets and current liabilities resulted in a positive working capital position of $110,835 at June 30, 2000 as compared to a negative working capital of ($592,045) at December 31, 1999. Any future deficit in working capital would require the Company to obtain funds in the short-term, and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers.

In April 2000, the Company entered into an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and
(2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. The Company has not yet completed any transactions under this agreement.

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

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock.

Pursuant to an investment letter dated February 7, 2000 with an individual, the Company received $50,000 for the purchase of 125,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to an investment letter dated February 8, 2000 with an individual, the Company received $50,000 for the purchase of 125,000 shares of Restricted Rule 144 common stock at a purchase price of $.40 per share. Pursuant to investment letters dated March 10, 2000 with six individuals, the Company received $90,000 for the total purchase of 138,600 shares of Restricted Rule 144 common stock at a purchase price of $.65 per share. As of June 30, 2000, all 388,600 shares had been issued.

PLAN OF OPERATION

The Company's Capital Requirements
----------------------------------

The Company's greatest cash requirements during 2000 will be for funding growth through expansion of its existing operations and for future acquisitions of additional MRI centers.

The Company is seeking to fund activities and other operating needs in the next twelve months from funds to be obtained through the investment agreement with Swartz.

Subsequent to the next 12 months, the Company plans to finance its long-term operations and capital requirements with the profits and funds generated from the revenues of its MRI centers. The Company may obtain future funding through new private financings and public offerings of debt and equity securities.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has just recently become profitable in the six months ended June 30, 2000. Growth of the Company is dependent on the success of its MRI centers which were acquired in July 1998 and February 2000.

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


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                          DATE
      ---------                        -----                          ----

/S/ M. Lee Hulsebus        Chief Executive Officer, President,   August 14, 2000
------------------------   and Chairman
    M. Lee Hulsebus

/S/ Ross S. Seibert        Chief Financial Officer               August 14, 2000
------------------------
    Ross S. Seibert

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS
------                                               June 30,       December 31,
                                                       2000            1999
                                                  -------------    -------------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                    $    192,482     $    106,517
     Accounts receivable (net of allowance
       of $1,886,723 and $1,308,016)                 4,059,961        2,723,306
     Prepaid expenses and other assets                  60,874           33,965
                                                  -------------    -------------
               Total current assets                  4,313,317        2,863,788
                                                  -------------    -------------

Property and equipment:
     Equipment under capital leases                  4,235,633        3,398,458
     Machinery and equipment                           266,674          211,706
     Leasehold improvements                            540,494          426,632
     Furniture and fixtures                             40,142           33,799
                                                  -------------    -------------
                                                     5,082,943        4,070,595

     Less accumulated depreciation                  (2,185,451)      (1,866,309)
                                                  -------------    -------------

Net property and equipment                           2,897,492        2,204,286

Intangible assets:
     Goodwill                                        6,310,944        4,788,143
     Organization costs                                160,930          160,930
          Less accumulated amortization               (415,200)        (319,427)
                                                  -------------    -------------

                                                     6,056,674        4,629,646


Other assets                                           260,080          231,015
                                                  -------------    -------------
               Total assets                       $ 13,527,563     $  9,928,735
                                                  =============    =============

                See notes to consolidated financial statements.

                                   MIRACOR DIAGNOSTICS, INC.
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------                               June 30,      December 31,
                                                                     2000            1999
                                                                -------------   -------------
                                                                 (unaudited)
Current liabilities:
     Accounts payable                                           $    863,420    $    849,560
     Accrued expenses                                                509,863         491,470
     Lines of credit                                                 803,011         506,384
     Due to Shareholders - current portion                           250,000               -
     Notes payable  - current portion                                906,476         939,112
     Capital lease obligations - current portion                     869,712         669,307
                                                                -------------   -------------
               Total current liabilities                           4,202,482       3,455,833
                                                                -------------   -------------

Other liabilities:
     Due to Shareholders - long term                                 130,160               -
     Notes payable - long term                                       524,994         683,656
     Capital lease obligations - long term                         2,964,539       2,683,535
                                                                -------------   -------------
               Total liabilities                                   7,822,175       6,823,024
                                                                -------------   -------------

Minority interest                                                    119,496               -
                                                                -------------   -------------
Commitments and contingencies (note 6)

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                             -               -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                  -               -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                      -               -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 12,372,500 and 7,980,956 outstanding)         1,855,875       1,197,143
     Common stock to be issued (770 and 770 shares)                   23,494          23,494
     Warrants                                                        122,750         122,750
     Additional paid-in capital                                   29,505,918      27,705,952
     Deferred stock compensation                                      38,449          30,599
     Accumulated deficit                                         (25,960,594)    (25,974,227)
                                                                -------------   -------------
               Total stockholders' equity                          5,585,892       3,105,711
                                                                -------------   -------------
               Total liabilities and stockholders' equity       $ 13,527,563    $  9,928,735
                                                                =============   =============

                        See notes to consolidated financial statements.

                                               F-2

                                         MEDICAL DEVICE TECHNOLOGIES, INC.
                                                  AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                -------------------------------     -------------------------------
                                                     2000              1999              2000              1999
===================================================================================================================
Net patient service revenue                     $  2,128,668      $    852,639      $  3,874,975      $  1,656,325

Operating expenses:
   Sales, general and administrative               1,960,391         1,211,429         3,601,335         2,380,255
                                                -------------     -------------     -------------     -------------

 Income/(Loss) from operations                       168,277          (358,790)          273,640          (723,930)

Other income (expense):
  Interest expense                                  (165,029)         (150,574)         (333,388)         (234,836)
  Other income                                        53,131            26,214            80,654            38,147
                                                -------------     -------------     -------------     -------------
Income/(Loss) before minority interest                56,379          (483,150)           20,906          (920,619)

Minority interest                                      2,411                 -            (7,273)           19,649
                                                -------------     -------------     -------------     -------------
Net Income/(Loss)                               $     58,790      $   (483,150)     $     13,633      $   (900,970)
                                                =============     =============     =============     =============
Earnings/(Loss) per share:
Basic earnings/(loss) per common share          $       0.01      $      (0.08)     $       0.01      $      (0.17)
                                                =============     =============     =============     =============
Weighted average common shares outstanding        10,984,573         5,759,180         9,499,499         5,273,497
                                                =============     =============     =============     =============
Diluted earnings/(loss) per common share        $       0.01      $      (0.08)     $       0.01      $      (0.17)
                                                =============     =============     =============     =============
Weighted average common shares outstanding,
   assuming dilution                              12,039,001         5,759,180        10,553,927         5,273,497
                                                =============     =============     =============     =============

                                   See notes to consolidated financial statements.

                                                        F-3

                                                   MIRACOR DIAGNOSTICS, INC.
                                                       AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Six Months ended June 30, 2000
                                                          (unaudited)

                                                       PREFERRED STOCK             COMMON STOCK           ADDITIONAL     COMMON
                                                 --------------------------  --------------------------    PAID-IN       STOCK
                                                    SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL     TO BE ISSUED
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance, January 1, 2000                                   -   $         -     7,980,956   $ 1,197,143    27,705,952   $    23,494

Common stock issued for compensation, interest,
      services and principal of trade notes payable        -             -     1,214,794       182,219       468,054             -

Restricted Rule 144 common stock sold                      -             -       388,600        58,290       131,710             -

Restricted Rule 144 common stock issued for principal
      and accrued interest on short-term notes payable     -             -       120,000        18,000        24,785             -

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation      -             -       125,000        18,750        30,078             -

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding
     Corporation                                           -             -     2,534,400       380,160     1,140,480             -

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan      -             -             -         8,750         1,313         4,859

Accrued stock compensation                                 -             -             -             -             -             -

Net income                                                 -             -             -             -             -             -
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Balance, June 30, 2000                                     -   $         -    12,372,500   $ 1,855,875   $29,505,918   $    23,494
                                                 ============  ============  ============  ============  ============  ============

(continued below)

                                                                            DEFERRED       ACCUMULATED
                                                              WARRANTS    COMPENSATION       DEFICIT          TOTAL
                                                           -------------  -------------   -------------   -------------
Balance, January 1, 2000                                   $    122,750   $     30,599    $(25,974,227)   $  3,105,711

Common stock issued for compensation, interest,
       services and principal of trade notes payable                  -              -               -         650,273

Restricted Rule 144 common stock sold                                 -              -               -         190,000

Restricted Rule 144 common stock issued for principal
      and accrued interest on short-term notes payable                -              -               -          42,785

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation                 -              -               -          48,828

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding Corporation            -              -               -       1,520,640

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                 -         (5,156)              -           1,016

Accrued stock compensation                                            -         13,006               -          13,006

Net income                                                            -              -          13,633          13,633
                                                           -------------  -------------   -------------   -------------

Balance, June 30, 2000                                     $    122,750   $     38,449    $(25,960,594)   $  5,585,892
                                                           =============  =============   =============   =============

                                       See notes to consolidated financial statements.

                                                             F-4

                                MIRACOR DIAGNOSTICS, INC.
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                                Six Months ended June 30,
                                                                   2000           1999
                                                                ----------     ----------
Operating activities:
     Net income/(loss)                                          $  13,633      $(900,970)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Stock paid for services and interest                   544,073        665,802
           Compensation recognized relating to accrued
             employee stock grants and warrants                    13,006              -
           Minority interest                                        7,273        (19,649)
           Provision for doubtful accounts                        131,489              -
           Depreciation and amortization                          414,915        407,306
           Gain on refinancing of capital lease obligation        (23,558)             -
            Changes in assets and liabilities excluding
              net assets acquired:
                Accounts receivable                              (653,227)        94,655
                Prepaid expenses and other current assets         (26,909)       (69,142)
                Other assets                                        2,898        (17,817)
                Accounts payable and accrued expenses            (132,557)      (212,739)
                                                                ----------     ----------
                  Net cash provided by (used in)
                    operating activities                          291,036        (52,554)
                                                                ----------     ----------
Investing activities:
     Purchase of property and equipment                           (42,324)        (1,909)
     Cash acquired in purchase of company                           1,083              -
     Purchase of West Regional MRI Limited Partnership                  -       (150,000)
                                                                ----------     ----------

                  Net cash used in investing activities           (41,241)      (151,909)
                                                                ----------     ----------
Financing activities:
     Proceeds from notes payable                                        -        100,000
     Principal payments on notes payable                         (188,733)       (86,350)
     Increase in lines of credit                                  223,227              -
     Proceeds from issuing common stock                           191,016        385,000
     Principal payments on capital lease obligations             (389,340)      (201,480)
                                                                ----------     ----------
                  Net cash provided by (used in)
                    financing activities                         (163,830)       197,170
                                                                ----------     ----------

Net increase/(decrease) in cash and cash equivalents               85,965         (7,293)

Cash and cash equivalents, beginning of period                    106,517         77,906
                                                                ----------     ----------

Cash and cash equivalents, end of period                        $ 192,482      $  70,613
                                                                ==========     ==========

                       See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                       Six Months ended June 30,
                                                          2000         1999
                                                       ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                          $ 256,870    $ 194,958
     Income Taxes                                            800          800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

  STOCK ISSUED FOR:

    SERVICES:
     Public relations and marketing expense            $  29,064    $ 154,250
     Legal, professional and employee services           468,212      476,807
     Directors' fees                                      17,026       24,900
     Interest expenses on notes payable                   29,771        9,845
                                                       -----------------------
                                                         544,073      665,802
                                                       -----------------------
    OTHER:
     Principal payments on notes payable                 106,200            -
                                                       -----------------------

                                                       $ 650,273    $ 665,802
                                                       =======================

During the six month period ended June 30, 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a payable of $380,160.

The net assets acquired were as follows:
  Cash                                    $      1,083      Common stock issued          $  1,520,640
  Accounts receivable                          814,917      Due to shareholders               380,160
  Property and equipment                       970,025      Direct costs of acquisition        70,894
  Other assets                                  31,963      Minority interest                 112,223
  Accounts payable and other liabilities       (93,916)     Goodwill                       (1,522,801)
  Capital lease obligations                   (943,135)
  Notes payable                               (146,421)
  Lines of credit                              (73,400)
                                          -------------                                  -------------
                                          $    561,116                                   $    561,116
                                          =============                                  =============

During the first six months of 2000 and 1999, deferred compensation expense of $13,006 and $0, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 for the year ended December 31, 1999 and $10,525 for the six months ended June 30, 2000.

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $708 and $2,917, respectively, as of June 30, 2000. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock.

In 1999, the Company entered into a capital lease agreement with a financing company. Such agreement finances MRI equipment with a purchase price of $905,700 over a sixty-month period with interest of 3.9% and monthly payment of $16,747.

During the first quarter of 2000, the Company refinanced a capital lease obligation in which the Company issued 125,000 shares of Restricted Rule 144 common stock valued at $48,828, recognized a gain of $23,558 and obtained a new capital lease payable of $425,258. The new capital lease obligation has an annual interest rate of 12.5% and monthly payments of $11,303 for 48 months.

Pursuant to an employee agreement, in May 2000 7,500 shares of accrued employee common stock grants were issued. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital in the second quarter of 2000.

                See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2000, and the results of operations for the three month and six month periods ended June 30, 2000 and 1999 and cash flows for the six month period ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

(2) EARNINGS/LOSS PER COMMON SHARE

Earnings/Loss per common share has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options and warrants have been included in the earnings per share calculations but have not been included in the loss per share calculations because such inclusion would be antidilutive.

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

(4) LINE OF CREDIT

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due August 2000, renewable for consecutive one-year periods. Management anticipates renewing the line of credit in August 2000. At June 30, 2000 and December 31, 1999, the outstanding balance was $731,823 and $506,384, respectively.

The Company has a line of credit with a bank at prime plus 1.75% under which the Company may borrow up to $50,000. At June 30, 2000, the outstanding balance was $50,000.

The Company has a line of credit with a bank at 10.5% under which the Company may borrow up to $25,000. At June 30, 2000, the outstanding balance was $21,187.

                                        MIRACOR DIAGNOSTICS, INC.
                                            AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             For the Six Months Ended June 30, 2000 and 1999


(5) NOTES PAYABLE
    -------------

Notes payable consisted of the following:
                                                                                   June 30,      December 31,
                                                                                     2000           1999
                                                                                -------------   -------------
   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due March 2003.                                                     $    358,726    $    447,376

   Note payable to an individual, interest at 10%, monthly principal payments
   of $9,809 plus accrued interest with a final balloon payment October 2000.        255,021         313,873

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002.                                                          193,130         234,059

   Note payable to bank, with interest at prime plus 2%. Balance was due
   August 1998 and new terms are currently being negotiated.                         104,868         100,047

   Note payable to an individual. Terms are currently being negotiated.               99,874         114,019

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, Due March 2004.                                                            79,668          88,121

   Note payable to a bank, with interest at 9.75%, monthly payments of $3,027,
   due October 2002.                                                                  74,747          81,239

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002.                                                                 72,370          86,250

   Note payable to a bank, interest at 4% above discount rate, quarterly principal payments of $9,311 plus accrued interest beginning April 2000,
   due January 2002.                                                                  65,177          75,060

   Note payable to a bank, interest at 8.5%, monthly payments of $1,819, due
   June 2002.                                                                         39,969               -

   Note payable to a bank, interest at 8%, monthly payments of $1,429, due
   December 2001.                                                                     24,166               -

   Note payable to a bank, interest at 13.9%, monthly payments of
   $1,249, due May 2002.                                                              20,316               -

   Note payable to a bank, interest at prime plus 3% at June 30, 2000, monthly
   payments of $1,629, due May 2001.                                                  15,757               -

   Note payable to a bank, interest at 12.25%, monthly payments of $796,
   due October 2001.                                                                  13,015               -

   Note payable to a bank, interest at 10%, monthly payments of $372,
   due October 2001.                                                                   5,596               -

   Other, interest ranging from 6% to 10%.                                             9,070          82,724
                                                                                -------------   -------------
                                                                                $  1,431,470    $  1,622,768

   Less current portion                                                             (906,476)   $   (939,112)
                                                                                -------------   -------------
   Long-term portion                                                            $    524,994    $    683,656
                                                                                =============   =============

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999


(5) Continued
    ---------

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 for the year ended December 31, 1999 and $10,525 for the six months ended June 30, 2000.

(6) STOCKHOLDERS' EQUITY
    --------------------

COMMON STOCK

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates for a total of 3,461,356 Restricted Rule 144 common shares. At December 31, 1998, 2,599,677 shares have been issued and 861,679 are to be issued upon the completion of escrow requirements. As of June 30, 2000, 861,624 of the escrow shares have been issued.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999


(6) Continued
    ---------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation ("Ultra") with a payment combination of a $380,160 payable and 2,534,400 shares of Restricted Rule 144 common stock. At June 30, 2000, all shares have been issued.

In April 2000, the Company entered into an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and
(2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. The Company has not yet completed any transactions under this agreement.

In May 2000, 7,500 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital in the second quarter of 2000.

In each of the four most current years, the Company's board of directors has annually approved a stock compensation plan, the most recent which registered 500,000 shares of common stock under Form S-8 on May 5, 2000, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until May 1, 2005. During the six months ended June 30, 2000 and 1999, 653,489 and 395,720 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonus, compensation, interest, legal and professional services provided to the Company.

(7)  ULTRA ACQUISITION
     -----------------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,505,209, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The amount payable to the principals is due in variable payments totaling $250,000 through March 9, 2001 with a final payment of $130,160 on November 9, 2001. The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at June 30, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statement of operations for the three month and six month periods ended June 30, 2000. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2.5 million in gross revenue in 1999.

During the second quarter of 2000, the Company recorded $17,592 of additional direct costs associated with the Ultra acquisition. Accordingly, goodwill associated with this transaction was increased by $17,592.

Had the acquisition occurred January 1, 1999, consolidated revenues for the six months ended June 30, 1999 would have been approximately $2.6 million, net loss would have been approximately ($731,000) and loss per share would have been ($0.09).

Had the acquisition occurred January 1, 2000, consolidated revenues for the six months ended June 30, 2000 would have been approximately $4.2 million, net income would have been approximately $93,000 and earnings per share would have been $0.01.