Form 10QSB
period 2000-09-30
MIRACOR DIAGNOSTICS INC
filed 2000-11-13
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended September 30, 2000.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2000, was $1,903,837.

As of October 31, 2000, Registrant had outstanding 13,746,650 shares of common stock and 0 shares of 6% cumulative convertible Series A preferred stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999................................................   F-1

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 2000 and 1999.................  F-3

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 2000..............................  F-4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999.................................  F-5

         Notes to Consolidated Financial Statements.......................   F-9

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

ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended September 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of Miracor Diagnostics, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I,
Item 1 in this Form 10-QSB.

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

The Company
-----------

Miracor Diagnostics, Inc. was previously a development stage medical device company. In the third quarter of 1998, the Company redefined its business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook center. Subsequently, the Company's activities focused on improvement of its capital structure and operations of the acquired MRI centers. Additionally, the Company identifies suitable acquisition targets to position the Company for growth.

On February 9, 2000, the Company closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida as well as the holding company, Ultra Open MRI Holding Corporation ("Ultra"). These newly acquired centers had approximately $2,500,000 in annual gross revenues in 1999.

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

In April 2000, the Company entered into an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions. As this equity financing agreement has not provided the necessary resources to pursue the Company's acquisition strategy, the agreement was terminated effective October 16, 2000.

Results of Operations
---------------------

The three months ended September 30, 2000 compared to the three months ended September 30, 1999.

Net Revenue
-----------

Net patient service revenue for the three months ended September 30, 2000 was $2,329,404 compared to $986,225 for the three months ended September 30, 1999. The increase of 136.2% is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Revenue from the MRI centers generated by providing scanning, X-ray and reading services for the medical industry accounted for all of the net revenue in the third quarter of 2000 and 1999.

Operating Expenses
------------------

Sales, General and Administrative

Sales, general and administrative costs were $2,053,357 in the third quarter of 2000 as compared to $1,179,045 in the third quarter of 1999, representing an increase of 74.2%. This increase was primarily attributed to the operating costs resulting from the February 2000 acquisition of Ultra as well as increased marketing costs and costs associated with provided services in the existing centers.

Net Income/Loss
---------------

The Company's net income for the three month period ended September 30, 2000 was $75,659 as compared to the net loss of ($324,366) for the three month period ended September 30, 1999. The change was primarily attributable to increased revenues. The increase of 136.2% in net revenue is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Basic and diluted earnings per common share for the third quarter of 2000 were both $0.01 as compared to a basic and diluted loss per common share of ($0.05) for the third quarter of 1999. This change was attributable to net income in the three month period ended September 30, 2000 compared to the same period in 1999 and to the increase in the weighted average number of common shares outstanding for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

The nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Net Revenue
-----------

Net patient service revenue for the nine months ended September 30, 2000 was $6,260,545 compared to $2,680,678 for the nine months ended September 30, 1999. The increase of 133.5% is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Revenue from the MRI centers generated by providing scanning, X-ray and reading services for the medical industry accounted for all of the net revenue in the nine month period ended September 30, 2000 and 1999.

Operating Expenses
------------------

Sales, General and Administrative

Sales, general and administrative costs were $5,648,007 for the first nine months of 2000 as compared to $3,559,300 for the first nine months of 1999, representing an increase of 58.7%. This increase was primarily attributed to the operating costs resulting from the February 2000 acquisition of Ultra as well as increased marketing costs and costs associated with provided services to in the existing centers.

Net Income/Loss
---------------

The Company's net income for the nine month period ended September 30, 2000 was $89,292 as compared to the net loss of ($1,225,336) for the nine month period ended September 30, 1999. This change was primarily attributable to increased revenues. The increase of 133.5% in net revenue is primarily attributed to business growth through increased marketing and to a lesser extent, the acquisition of Ultra as of February 2000. Basic and diluted earnings per common share for the first nine months of 2000 were both $0.01 as compared to a basic and diluted loss per common share of ($0.21) for the first nine months of 1999. This change was attributable to net income in the nine month period ended September 30, 2000 compared to the same period in 1999 and to the increase in the weighted average number of common shares outstanding as of September 30, 2000 as compared to September 30, 1999.

Liquidity and Capital Resources
-------------------------------

To date, the Company has funded its capital requirements for its current medical diagnostic imaging operations from cash flows from its operations and the public and private sale of debt and equity securities as well as the issuance of common stock in exchange for services. The Company's cash position at September 30, 2000 was $171,786 as compared to $47,345 at September 30, 1999, representing a 262.8% increase.

In the first nine months of 2000, $405,115 of net cash was provided by operating activities. The Company received $314,303 from increases in the lines of credit, $150,000 from the proceeds from related party notes payable and $213,181 from the proceeds from common stock issued during the first nine months of 2000. During the nine month period ended September 30, 2000,the Company made $269,156 of principal payments on notes payable, $604,885 of principal payments on capital lease obligations and purchased equipment of $76,872. Net cash provided by operating activities in the nine month period ended September 30, 2000 included net income of $89,292. Net income was offset by the change in other net assets (excluding cash) of ($964,037), which was offset by $1,279,860 in common stock paid for services and interest in lieu of cash, depreciation/amortization, minority interest, accrued compensation expense and the gain on the capital lease refinance. Changes in current assets and current liabilities resulted in a positive working capital position of $208,271 at September 30, 2000 as compared to a negative working capital of ($592,045) at December 31, 1999. Any future deficit in working capital would require the Company to obtain funds in the short-term and in the longer term to continue to provide services in its' current MRI centers and to acquire additional MRI centers.

In April 2000, the Company entered into an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and
(2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. As of September 30, 2000, the Company has sold 230,390 shares of common stock pursuant to this agreement. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

During the third quarter of 2000 in connection with the Swartz agreement, the Company has issued a total of 765,087 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.26 with exercise periods of five years from date of grant. As of September 30, 2000, none of the warrants have been exercised.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. As
additional consideration for these loans, the individual lenders were issued in aggregate 112,500 shares of Restrictive Rule 144 common stock, valued at $14,063. In connection with the issuance of these shares, the Company will recognize additional interest expense of $14,063 amortized over the nine month conversion period.

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

The Company is seeking to fund activities and other operating needs in the next twelve months from funds to be obtained through private financings or public offerings of debt and equity securities.

Subsequent to the next 12 months, the Company plans to finance its long-term operations and capital requirements with the profits and funds generated from the revenues of its MRI centers. The Company may obtain future funding through new private financings and public offerings of debt and equity securities.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recently become profitable during the second quarter of 2000. Growth of the Company is dependent on the success of its MRI centers which were acquired in July 1998 and February 2000.

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

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings to which the Company is a party which could have a material adverse effect on the Company.


ITEM 2. CHANGES IN SECURITIES

See Part I, Item 2.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 25, 2000, the Company held its Annual Meeting of Shareholders. A quorum was present to consider the following two items:

         1. To elect each of Dr. Arthur E. Bradley and Mr. Thomas E. Glasgow to the Board of Directors until the annual meeting of shareholders to be held in the year 2003 and until each of their respective successors shall have been elected and qualified.

         2. To ratify the Board of Directors' appointment of Parks, Tschopp, Whitcomb & Orr, P.A. to serve as the Company's independent auditors for the current calendar year.

Both items passed with the required vote.

ITEM 5. OTHER INFORMATION

Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----

/S/ M. Lee Hulsebus        Chief Executive Officer,            November 13, 2000
------------------------   President, and Chairman
    M. Lee Hulsebus

/S/ Ross S. Seibert        Chief Financial Officer             November 13, 2000
------------------------
    Ross S. Seibert

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS
------                                            September 30,    December 31,
                                                       2000            1999
                                                  -------------    -------------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                    $    171,786     $    106,517
     Accounts receivable (net of allowance
       of $2,017,463 and $1,308,016)                 4,454,350        2,723,306
     Prepaid expenses and other assets                  54,074           33,965
                                                  -------------    -------------
               Total current assets                  4,680,210        2,863,788
                                                  -------------    -------------

Property and equipment:
     Equipment under capital leases                  4,925,692        3,398,458
     Machinery and equipment                           429,867          211,706
     Leasehold improvements                            559,290          426,632
     Furniture and fixtures                             72,494           33,799
                                                  -------------    -------------
                                                     5,987,343        4,070,595

     Less accumulated depreciation                  (2,377,704)      (1,866,309)
                                                  -------------    -------------

Net property and equipment                           3,609,639        2,204,286
                                                  -------------    -------------

Intangible assets:
     Goodwill                                        6,332,696        4,788,143
     Organization costs                                160,930          160,930
          Less accumulated amortization               (465,036)        (319,427)
                                                  -------------    -------------

Net intangible assets                                6,028,590        4,629,646


Other assets                                           244,881          231,015
                                                  -------------    -------------
               Total assets                       $ 14,563,320     $  9,928,735
                                                  =============    =============

                See notes to consolidated financial statements.

                                   MIRACOR DIAGNOSTICS, INC.
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------                            September 30,   December 31,
                                                                    2000            1999
                                                                -------------   -------------
                                                                 (unaudited)
Current liabilities:
     Accounts payable                                           $    984,891    $    849,560
     Accrued expenses                                                496,805         491,470
     Lines of credit                                                 894,087         506,384
     Notes payable, related parties - current portion                205,160               -
     Notes payable  - current portion                                854,289         939,112
     Capital lease obligations - current portion                   1,036,707         669,307
                                                                -------------   -------------
               Total current liabilities                           4,471,939       3,455,833
                                                                -------------   -------------

Long-term liabilities:
     Notes payable, related parties                                  267,500               -
     Notes payable                                                   431,976         683,656
     Capital lease obligations                                     3,451,051       2,683,535
                                                                -------------   -------------
               Total liabilities                                   8,622,466       6,823,024
                                                                -------------   -------------

Minority interest                                                    140,289               -
                                                                -------------   -------------
Commitments and contingencies

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                             -               -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                  -               -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                      -               -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 13,256,250 and 7,980,956 outstanding)         1,988,438       1,197,143
     Common stock to be issued (770 and 770 shares)                   23,494          23,494
     Warrants                                                        122,750         122,750
     Additional paid-in capital                                   29,505,225      27,705,952
     Deferred stock compensation                                      45,593          30,599
     Accumulated deficit                                         (25,884,935)    (25,974,227)
                                                                -------------   -------------
               Total stockholders' equity                          5,800,565       3,105,711
                                                                -------------   -------------
               Total liabilities and stockholders' equity       $ 14,563,320    $  9,928,735
                                                                =============   =============

                        See notes to consolidated financial statements.

                                               F-2

                                         MEDICAL DEVICE TECHNOLOGIES, INC.
                                                  AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                -------------------------------     -------------------------------
                                                     2000              1999              2000              1999
===================================================================================================================
Net patient service revenue                     $  2,329,404      $    986,225      $  6,260,545      $  2,680,678

Operating expenses:
   Sales, general and administrative               2,053,357         1,179,045         5,648,007         3,559,300
                                                -------------     -------------     -------------     -------------

 Income/(Loss) from operations                       276,047          (192,820)          612,538          (878,622)

Other income (expense):
  Interest expense                                  (180,901)         (129,546)         (520,974)         (364,382)
  Other income (expense)                               1,306            (2,000)           25,794            (1,981)
                                                -------------     -------------     -------------     -------------
Income/(Loss) before minority interest                96,452          (324,366)          117,358        (1,244,985)

Minority interest                                    (20,793)                -           (28,066)           19,649
                                                -------------     -------------     -------------     -------------
Net Income/(Loss)                               $     75,659      $   (324,366)     $     89,292      $ (1,225,336)
                                                =============     =============     =============     =============


Earnings/(Loss) per share:

Earnings/(loss) per share-basic                 $       0.01      $      (0.05)     $       0.01      $      (0.21)
Earnings/(loss) per share-diluted               $       0.01      $      (0.05)     $       0.01      $      (0.21)
Weighted average shares outstanding-basic         12,835,603         6,916,929        11,579,790         5,793,994
Weighted average shares outstanding-diluted       13,014,451         6,916,929        11,951,509         5,793,994


                                   See notes to consolidated financial statements.

                                                        F-3

                                                   MIRACOR DIAGNOSTICS, INC.
                                                       AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            For the Nine Months ended September, 2000
                                                          (unaudited)

                                                       PREFERRED STOCK             COMMON STOCK           ADDITIONAL     COMMON
                                                 --------------------------  --------------------------    PAID-IN       STOCK
         Note 7                                     SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL     TO BE ISSUED
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance, January 1, 2000                                   -   $         -     7,980,956   $ 1,197,143    27,705,952   $    23,494

Common stock issued for compensation, interest,
      services and principal of trade notes payable        -             -     1,868,154       280,223       517,697             -

Common stock sold, net of the associated offering costs    -             -       618,990        92,849        81,374             -

Restricted Rule 144 common stock issued for principal
      and accrued interest on short-term notes payable     -             -       120,000        18,000        24,785             -

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation      -             -       125,000        18,750        30,078             -

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding
     Corporation                                           -             -     2,534,400       380,160     1,140,480             -

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan      -             -         8,750         1,313         4,859             -

Accrued stock compensation                                 -             -             -             -             -             -

Net income                                                 -             -             -             -             -             -
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 2000                                -   $         -    13,256,250   $ 1,988,438   $29,505,225   $    23,494
                                                 ============  ============  ============  ============  ============  ============

(continued below)

                                                                            DEFERRED       ACCUMULATED
          Note 7                                               WARRANTS    COMPENSATION       DEFICIT          TOTAL
                                                           -------------  -------------   -------------   -------------
Balance, January 1, 2000                                   $    122,750   $     30,599    $(25,974,227)   $  3,105,711

Common stock issued for compensation, interest,
       services and principal of trade notes payable                  -              -               -         797,920

Common stock sold, net of the associated offering costs               -              -               -         174,223

Restricted Rule 144 common stock issued for principal
      and accrued interest on short-term notes payable                -              -               -          42,785

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation                 -              -               -          48,828

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding Corporation            -              -               -       1,520,640

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                 -         (5,156)              -           1,016

Accrued stock compensation                                            -         20,150               -          20,150

Net income                                                            -              -          89,292          89,292
                                                           -------------  -------------   -------------   -------------

Balance, September 30, 2000                                $    122,750   $     45,593    $(25,884,935)   $  5,800,565
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

                                                                             F-4

                                MIRACOR DIAGNOSTICS, INC.
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                            Nine Months ended September 30,
                                                                   2000           1999
                                                             -------------   ------------
Operating activities:
     Net income/(loss)                                       $     89,292    $(1,225,336)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Stock paid for services and interest                   598,997        985,062
           Compensation recognized relating to accrued
             employee stock grants and warrants                    20,150              -
           Minority interest                                       28,066        (19,649)
           Depreciation and amortization                          656,205        681,997
           Gain on refinancing of capital lease obligation        (23,558)             -
            Repurchase of Restricted Rule 144 stock related
             to the acquisition of Vision Diagnostics, Inc.
             and Affiliates                                             -        (50,000)
            Changes in assets and liabilities excluding
              net assets acquired:
                Accounts receivable                              (916,128)       (58,308)
                Prepaid expenses and other current assets         (20,109)       (65,575)
                Other assets                                       18,097        (11,752)
                Accounts payable and accrued expenses             (45,897)      (111,602)
                                                             -------------   ------------
                  Net cash provided by
                    operating activities                          405,115        124,837
                                                             -------------   ------------
Investing activities:
     Purchase of property and equipment                           (76,872)       (22,459)
     Cash acquired in purchase of company                           1,083              -
     Purchase of West Regional MRI Limited Partnership                  -       (150,000)
                                                             -------------   ------------

                  Net cash used in investing activities           (75,789)      (172,459)
                                                             -------------   ------------
Financing activities:
     Increase in lines of credit                                  314,303              -
     Proceeds from notes payable, related parties                 150,000         50,000
     Proceeds from notes payable                                        -        100,000
     Principal payments on notes payable, related parties         (67,500)             -
     Principal payments on notes payable                         (269,156)      (210,654)
     Principal payments on capital lease obligations             (604,885)      (357,285)
     Proceeds from issuing common stock                           213,181        435,000
                                                             -------------   ------------
                  Net cash provided by (used in)
                    financing activities                         (264,057)        17,061
                                                             -------------   ------------

Net increase/(decrease) in cash and cash equivalents               65,269        (30,561)

Cash and cash equivalents, beginning of period                    106,517         77,906
                                                             -------------   ------------

Cash and cash equivalents, end of period                     $    171,786    $    47,345
                                                             =============   ============

                       See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                   Nine Months ended September 30,
                                                          2000         1999
                                                       ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                          $ 410,610    $ 243,371
     Income Taxes                                            900        1,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

  STOCK ISSUED FOR:

    SERVICES:
     Public relations and marketing expense            $  37,064    $ 187,375
     Legal, professional and employee services           505,864      707,126
     Directors' fees                                      20,146       46,650
     Interest expenses on notes payable                   35,923       11,253
     Repurchase of Restricted Rule 144 Stock (note 6)       -          32,658
                                                       -----------------------
                                                         598,997      985,062
                                                       -----------------------
    OTHER:
     Principal payments on notes payable                 169,913         -
     Capitalized costs - Ultra/Swartz Offering            29,010         -
                                                       -----------------------

                                                       $ 797,920    $ 985,062
                                                       =======================

During the nine month period ended September 30, 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation (`Ultra')in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160.

The net assets acquired were as follows:
  Cash                                    $      1,083      Common stock issued          $  1,520,640
  Accounts receivable                          814,917      Due to shareholders               380,160
  Property and equipment                       970,025      Direct costs of acquisition        92,646
  Other assets                                  31,963      Minority interest                 112,223
  Accounts payable and other liabilities       (93,916)     Goodwill                       (1,544,553)
  Capital lease obligations                   (943,135)
  Notes payable                               (146,421)
  Lines of credit                              (73,400)
                                          -------------                                  -------------
                                          $    561,116                                   $    561,116
                                          =============                                  =============

During the first nine months of 2000 and 1999, deferred compensation expense of $20,150 and $0, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the nine month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. As
additional consideration for these loans, the individual lenders were issued in aggregate 112,500 shares of Restrictive Rule 144 common stock, valued at $14,063. In connection with the issuance of these shares, the Company will recognize additional interest expense of $14,063 amortized over the nine month conversion period.

In 2000, the Company entered into a capital lease agreement with a financing company. Such agreement finances MRI equipment with a purchase price of $835,134 over a sixty-month period with interest of 10% and monthly payment of $18,174.

Pursuant to an employee agreement, 7,500 shares of accrued employee common stock grants were issued in May 2000. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital in the second quarter of 2000.

During the first quarter of 2000, the Company refinanced a capital lease obligation in which the Company issued 125,000 shares of Restricted Rule 144 common stock valued at $48,828, recognized a gain of $23,558 and obtained a new capital lease payable of $425,258. The new capital lease obligation has an annual interest rate of 12.5% and monthly payments of $11,303 for 48 months.

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,505,209 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals is due in variable payments totaling $250,000 plus accrued interest through March 9, 2001 with a final payment of $130,160 plus accrued interest on November 9, 2001. During the third quarter of 2000, the company paid $62,500 of th amount due along with accrued interest payable of $7,603.

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,952 and $4,375, respectively, as of September 30, 2000. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock.


                See notes to consolidated financial statements.

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 for the year ended December 31, 1999 and $15,788 for the nine months ended September 30, 2000.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2000 and 1999


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2000, and the results of operations for the three month and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month period ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

                           MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2000 and 1999


2) EARNINGS/LOSS PER COMMON SHARE


         The following table sets forth the computations of basic and diluted earnings/(loss) per share for the three month and the nine month periods ended September 30, 2000 and 1999:

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   -------------------------------   -------------------------------
                                                       2000              1999              2000              1999
====================================================================================================================
Basic earnings/(loss) per share:

Net income (loss) available to common shareholders $     75,659     $   (324,366)    $     89,292      $ (1,225,336)
                                                   -------------    -------------    -------------     -------------
Weighted average shares outstanding                  12,835,603        6,916,929       11,579,790         5,793,994

Basic earnings/(loss) per share                    $       0.01     $      (0.05)    $       0.01      $      (0.21)
                                                   =============    =============    =============     =============


Diluted earnings/(loss) per share:

Net income (loss) available to common shareholders $     75,659     $   (324,366)    $     89,292      $ (1,225,336)
                                                   -------------    -------------    -------------     -------------
Adjusted net income (loss) available to common
   shareholders assuming conversion                      75,659         (324,366)          89,292        (1,225,336)
                                                   -------------    -------------    -------------     -------------



Weighted average shares outstanding                  12,835,603        6,916,929       11,579,790         5,793,994
Effect of dilutive securities:
    Warrants                                             96,352                -          339,328                 -
    Employee stock options                                    -                -            9,407                 -
    Employee stock-based compensation awards             82,496                -           22,984                 -
                                                   -------------    -------------    -------------     -------------
Adjusted weighted average shares outstanding
    And assumed conversions                          13,014,451        6,916,929       11,951,509         5,793,994
                                                   =============    =============    =============     =============

Diluted earnings/(loss) per share                  $       0.01     $      (0.05)    $       0.01      $      (0.21)
                                                   =============    =============    =============     =============


Options and warrants to purchase 1,784,961 shares of common stock, at prices ranging from $28.00 to $0.26 per share, were outstanding during the three month period but not included in the September 30, 2000 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 875,287 shares of common stock, at prices ranging from $28.00 to $0.63 per share, were outstanding during the nine month period but not included in the September 30, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 30, 2001 to August 30, 2010, were still outstanding at September 30, 2000.

Options and warrants to purchase 501,091 shares of common stock, at prices ranging from $70.00 to $0.01 per share, were outstanding during the three month period and nine month periods but not included in the September 30, 1999 computations of diluted earnings (loss) per share, because inclusion of securities would have an antidilutive effect on earnings (loss) per share.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2000 and 1999


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

(4) LINES OF CREDIT

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due June 2001, renewable for consecutive one-year periods. At September 30, 2000 and December 31, 1999, the outstanding balance was $824,384 and $506,384, respectively.

The Company has a line of credit with a bank at prime plus 1.75% under which the Company may borrow up to $50,000. At September 30, 2000, the outstanding balance was $50,000.

The Company has a line of credit with a bank at 10.5% under which the Company may borrow up to $25,000. At September 30, 2000, the outstanding balance was $19,703.


                                        MIRACOR DIAGNOSTICS, INC.
                                            AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             For the Nine Months Ended September 30, 2000 and 1999


(5) NOTES PAYABLE
    -------------


Notes payable consisted of the following:
                                                                                September 30,   December 31,
                                                                                    2000            1999
                                                                                -------------   -------------
   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due March 2003.                                                     $    334,245    $    447,376

   Note payable to an individual, interest at 10%, monthly principal payments of $9,809 plus accrued interest with a balloon payment due November 2000.
   Management is currently negotiating the terms of this balloon payment.            225,596         313,873

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002.                                                          167,735         234,059

   Note payable to bank, interest at prime plus 2%, monthly payments of
   $5,283, due April 2002.                                                           107,386         100,047

   Note payable to an individual. Terms are currently being negotiated.               87,387         114,019

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004.                                                            75,273          88,121

   Note payable to a bank, interest at 9.75%, monthly payments of $3,027,
   due October 2002.                                                                  67,608          81,239

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002.                                                                 65,357          86,250

   Note payable to a bank, interest at 4% above discount rate, quarterly
   principal payments of $9,311 plus accrued interest, due January 2002.              55,866          75,060

   Note payable to a bank, interest at 8.5%, monthly payments of $1,819, due
   June 2002.                                                                         35,339               -

   Note payable to a bank, interest at 8%, monthly payments of $1,429, due
   December 2001.                                                                     20,336               -

   Note payable to a bank, interest at 13.9%, monthly payments of
   $1,249, due May 2002.                                                              17,240               -

   Note payable to a bank, interest at prime plus 3% at June 30, 2000, monthly
   payments of $1,629, due May 2001.                                                  11,269               -

   Note payable to a bank, interest at 12.25%, monthly payments of $796,
   due October 2001.                                                                  11,013               -

   Note payable to a bank, interest at 10%, monthly payments of $372,
   due October 2001.                                                                   4,615               -

   Other, interest ranging from 6% to 10%.                                                 -          82,724
                                                                                -------------   -------------
                                                                                $  1,286,265    $  1,622,768

   Less current portion                                                             (854,289)   $   (939,112)
                                                                                -------------   -------------
   Long-term portion                                                            $    431,976    $    683,656
                                                                                =============   =============

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2000 and 1999


(5) Continued
    ---------

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 for the year ended December 31, 1999 and $15,788 for the nine months ended September 30, 2000.


(6) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the nine month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. As
additional consideration for these loans, the individual lenders were issued in aggregate 112,500 shares of Restrictive Rule 144 common stock, valued at $14,063. In connection with the issuance of these shares, the Company will recognize additional interest expense of $14,063 amortized over the nine month conversion period.

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,952 and $4,375, respectively, as of September 30, 2000.

During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at September 30, 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals and is due in variable payments totaling $250,000 plus accrued interest through March 9, 2001 with a final payment of $130,160 plus accrued interest on November 9, 2001. Each noteholder may elect to convert all or part of the note shares of the Company's common stock at a conversion price of $0.60. During the third quarter of 2000, the company paid $62,500 of the amount due along with accrued interest payable of $7,603. The balance of these notes was $317,660 at September 30, 2000.(See Note 8.)

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2000 and 1999


(7) STOCKHOLDERS' EQUITY
    --------------------

COMMON STOCK

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates for a total of 3,461,356 Restricted Rule 144 common shares. At December 31, 1998, 2,599,677 shares have been issued and 861,679 are to be issued upon the completion of escrow requirements. As of September 30, 2000, 861,624 of the escrow shares have been issued.

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

During 1999, the Company was required to repurchase 33,333 shares of Restricted Rule 144 common stock for $1.50 per share pursuant to a severance agreement related to the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates. In July 1999, the Company received and cancelled the 33,333 shares. As of December 31, 1999, the Company has paid the $50,000 liability by issuing common stock.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2000 and 1999


(7) Continued
    ---------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,952 and $4,375, respectively, as of September 30, 2000. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock.

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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation ("Ultra") with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. At June 30, 2000, all shares have been issued.

In April 2000, the Company entered into an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and
(2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. As of September 30, 2000, the Company has sold 230,390 shares of common stock pursuant to this agreement. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

During the third quarter of 2000 in connection with the Swartz agreement, the Company has issued a total 765,087 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.26 with exercise periods of five years from date of grant. As of September 30, 2000, none of the warrants have been exercised.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2000 and 1999

(7) Continued
    ---------

In May 2000, 7,500 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital in the second quarter of 2000.

In each of the four most current years, the Company's board of directors has annually approved a stock compensation plan. On May 5, 2000, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until May 1, 2005. On August 28, 2000, the Company's board of directors approved the registration of 2,500,000 shares of common stock to be issued pursuant to the Company's 2000 Stock Compensation Plan II and the 1997 Stock Option Plan. Shares may be awarded under these plans until August 28, 2005.

During the nine months ended September 30, 2000 and 1999, 1,134,849 and 565,795 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonus, compensation, interest, legal and professional services provided to the Company.

(8)  ULTRA ACQUISITION
     -----------------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,505,209 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The notes payable to the principals are due in variable payments totaling $250,000 plus accrued interest through March 9, 2001 with a final payment of $130,160 plus accrued interest on November 9, 2001. During the third quarter of 2000, the company paid $62,500 of the amount due along with accrued interest payable of $7,603. The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at September 30, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three month and nine month periods ended September 30, 2000. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. Ultra had approximately $2.5 million in gross revenue in 1999.

During the second and third quarters of 2000, the Company recorded $39,344 of additional direct costs associated with the Ultra acquisition. Accordingly, goodwill associated with this transaction was increased by $39,344.

Had the acquisition occurred January 1, 1999, consolidated revenues for the nine months ended September 30, 1999 would have been approximately $4.1 million, net loss would have been approximately ($970,000) and loss per share would have been ($0.12).

Had the acquisition occurred January 1, 2000, consolidated revenues for the nine months ended September 30, 2000 would have been approximately $6.55 million, net income would have been approximately $169,000 and earnings per share would have been $0.01.