Form 10KSB
period 2000-12-31
MIRACOR DIAGNOSTICS INC
filed 2001-04-11
CIK 723906

US Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-KSB
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2000.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $8,726,049.

As of March 29, 2001, Registrant had outstanding 14,607,895 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC Bulletin Board on March 29, 2001) was approximately $1,413,842.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 18, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                     PART I

Item 1.          Description of the Business..................................1

Item 2.          Description of Property......................................7

Item 3.          Legal Proceedings............................................7

Item 4.          Submission of Matters to a Vote of Security Holders..........7


                                    PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters ......................................................8

Item 6.          Management's Discussion and Analysis and Plan of Operation...8

Item 7.          Financial Statements.........................................13

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................13


                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons,
                 Compliance with Section 16(a) of the Exchange Act............14

Item 10.         Executive Compensation.......................................16

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management...................................................16

Item 12.         Certain Relationships and Related Transactions...............16


                                    PART IV

Item 13.         Exhibits and Reports on Form 8-K.............................17

                                     PART I

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. All references to "us", "we", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  DESCRIPTION OF THE BUSINESS

Overview
--------

         Miracor Diagnostics, Inc. (formerly known as Medical Device Technologies, Inc.) was previously a development stage medical device company. In the third quarter of 1998, we redefined our business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, we acquired the remaining 50% limited partnership interest in the Oak Brook center. Subsequently, we focused on improvement of our capital structure and operations of the acquired MRI centers. Additionally, we identified suitable acquisition targets to position us for growth.

         On February 9, 2000, we closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida as well as the holding company, Ultra Open MRI Holding Corporation ("Ultra").

         Our mission is to establish a growing and profitable diagnostic imaging company based on maintaining the highest level of business integrity and continually striving to improve the level of service to our referring physicians and their patients.

         In the immediate future, we are seeking additional financing of our working capital requirements for expansion of our existing operations and acquisition of more MRI centers.

         We provide medical diagnostic imaging services through the operation of our seven MRI centers. Our principal executive office is located at 9191 Towne Centre Drive, Suite 400, San Diego, California 92122. Our telephone number is 858/455-7127, and our website is www.miracor.net.

         We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 450 Fifth Street NW, Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

         Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG".

Acquisitions
------------

         On July 14, 1998, we acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates ("Vision"). Vision was in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc. and Regional MRI of Toledo, Inc. In addition, Vision is the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, we acquired the remaining 50% interest in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partnership's net income had been presented as minority interest in the accompanying consolidated statement of operations for the year ended December 31, 1999.

         On February 9, 2000, we acquired 80% ownership in Ultra Open MRI Holding Corporation ("Ultra") with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals is due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida.

         We plan to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search on opportunities that are located near our existing MRI centers, but will not restrict the search in other geographical locations. We may seek a business opportunity in the form of centers, which have recently commenced operations or are mature businesses.

         In seeking business opportunities, we will base our decision upon the objectives of seeking long-term appreciation in market value. The analysis of new business opportunities will be pursued under guidelines and objectives established by our officers and directors. We will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. We will utilize the services of our present attorney and accountants in the investigation of prospective acquisitions. We may also utilize the services of hired consultants.

Risk Factors
------------

         Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Miracor.

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability; Going Concern Issue

         With the exception of a profit for the year ended December 31, 2000, we have historically operated at a loss and incurred a loss for the year ended December 31, 1999. At December 31, 2000, we had an accumulated deficit of approximately $25,800,000, which includes losses from our prior operations in the oil and gas business.

         Our ability to achieve profitability depends upon our ability to successfully market our magnetic resonant imaging business, of which there can be no assurance. In addition, we will seek to continue to acquire additional magnetic resonant imaging operations, but there can be no assurances that we will be able to identify any additional operations that we deem suitable for acquisition, or that if we do identify such operations, that any of them will be successfully acquired, developed and commercialized. Further, the independent auditors' report on our financial statements for the year ended December 31, 2000 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Capital; Possible Issuance of Securities and Corresponding Possible Future, Substantial Dilution

         Our cash requirements continue to be significant. In order for us to satisfy our capital needs for the next 12 months, we need to increase revenues from our magnetic resonant imaging operations and to raise additional capital. There can be no assurance that additional capital can be obtained on terms acceptable to us, or at all. Failure by us to realize significant revenues and achieve profitability from the magnetic resonant imaging operations or obtain additional capital, would have a material adverse effect on us. Further, in the event that we obtain any additional financing, such financing will most likely have a dilutive effect on the holders of our securities, which dilution could be substantial.

Uncertainty of Corporate Development

         Development of our magnetic resonant imaging operations will be subject to all of the risks associated with new operational development, including unanticipated delays, expenses, technical problems, or other difficulties that could result in continuing losses. Given the uncertainties inherent in the development of new operations there can be no assurances that we will be successful in developing our operations. Investors should be aware of the potential problems, delays and difficulties often encountered by any company in this phase of its development. As a consequence, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by such companies in the establishment of a new business in a highly competitive industry. Accordingly, there can be no assurance that our development and commercialization activities of our magnetic resonant imaging operations will be successful, or that the we will ever achieve significant levels of revenue or profits, if any.

No Assurance of Identification or Acquisition of Additional Operations

         From time to time, if our resources allow, we intend to explore the acquisition of additional magnetic resonant imaging operations. There can be no assurance, however, that we will be able to identify any additional magnetic resonant imaging operations and, even if suitable operations are identified, there can be no assurance that we will have sufficient funds to acquire any such operations or that any such operations will ultimately be viable.

Government Regulations

         Our operations are subject to extensive government regulations in the United States and in other countries. In order to operate our magnetic resonant imaging devices, we must satisfy numerous mandatory procedures, regulations, and safety standards established by the federal, state and foreign regulatory agencies. There can be no assurance that we can successfully comply with all government regulations.

Competition

         The diagnostic imaging industry is intensely competitive, particularly in terms of price, quality and marketing. Most of our competitors are better established and have substantially greater financial, marketing and other resources than us. Further, most of our competitors have been in existence for a substantially longer period of time and may be better established in those markets where we intend to sell our services. As a result of our relative lack of financial, marketing and other resources there can be no assurance that we will be able to market our MRI services successfully, or compete in the diagnostic imaging industry.

Health Care Reform and Related Measures; Uncertainty of Product Pricing and Reimbursement

         The levels of revenues and profitability of magnetic resonant imaging operations may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although we cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care products may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could have a material adverse effect on us.

         Whether a medical procedure is subject to reimbursement from third party payors impacts upon the likelihood that a service will not be purchased. Third party payors are increasingly challenging the prices charged for medical procedures. There can be no assurance that any of our magnetic resonant imaging services will continue to be reimbursable. To the extent any or all of our medical procedures are not reimbursable by third party payors our ability to sell our services on a competitive basis will be adversely affected, which could have a material adverse effect on us.

Dependence On Key Personnel

         Our success will depend to a large extent upon our ability to retain Mr. M. Lee Hulsebus, our Chief Executive Officer and Chairman of the Board. The loss or unavailability of the services of Mr. Hulsebus would have a material adverse effect on our business and operations.

No Dividends With Respect to Common Stock

         We have not paid any cash dividends with respect to our Common Stock, and it is unlikely that we will pay any dividends on our Common Stock in the foreseeable future. Earnings, if any, that the we may realize will be retained in the business for further development and expansion.

Anti-Takeover Provisions; Poison Pill Issuance of Preferred Stock; Utah Anti-Takeover Provisions

         Our Articles of Incorporation and By-Laws contain provisions that may make the acquisition of control of the Company by means of tender offer, over-the-counter market purchases, a proxy fight or otherwise, more difficult. This could prevent security holders from realizing a premium on their securities. We also have a staggered Board of Directors, which is a further impediment to a change in control.

         We have adopted a so-called "poison pill." Specifically, the poison pill significantly increases the cost to an unwanted party to acquire control of Miracor upon the acquisition by such unwanted suitor of 15% of the outstanding voting power.

         In addition, the Board of Directors may issue one or more series of preferred stock without any action on the part of the shareholders of the Company, the existence and/or terms of which may adversely affect the rights of holders of the Common Stock. In addition, the issuance of any such additional preferred stock may be used as an "anti-takeover" device without further action on the part of the shareholders. Issuance of preferred stock, which may be accomplished through a public offering or a private placement to parties favorable to current management, may dilute the voting power of holders of Common Stock and the Preferred Stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the shareholders' best interests. Miracor is subject to the provisions of Sections 61-6-3 through 61-6-12 of the Utah Control Shares Acquisition Act, an anti-takeover statute. Sections 61-6-3 through 61-6-12 effectively provide that in the event a person acquires ownership or the power to effect, directly or indirectly, the exercise of 20% or more of the voting power of a Utah corporation in connection with the election of directors, then such person shall only be entitled to vote to the extent expressly agreed to by the majority of the other shareholders of the corporation. Accordingly, potential acquirors of the Company may be discouraged from attempting to effect acquisitions of the Company's voting securities, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices.

Shares Eligible for Future Sale

         At December 31, 2000, there were 8,979,207 shares of Common Stock that were issued and outstanding that are "restricted securities" as that term is defined by Rule 144 of the Securities Act, all of which are currently eligible for resale in compliance with Rule 144 of the Securities Act. Of these shares, 7.05% are owned by our current officers and directors.

         Rule 144 provides that, in general, a person holding restricted securities for a minimum period of one (1) year may, every three (3) months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent (1%) of the Company's then outstanding Common Stock or the average weekly trading volume of the Common Stock during the four
(4) calendar weeks immediately prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of the Company and was not an affiliate at any time during the ninety (90) day period immediately prior to such sale, and who has satisfied a two (2) year holding period. Sales of the Company's Common Stock by shareholders under Rule 144 may have a depressive effect on the market price of the Company's Common Stock.

Corporate History

         Miracor Diagnostics, Inc. was incorporated on February 6, 1980, under the laws of the State of Utah.

         Prior to 1992, our business was the exploration and production of hydrocarbons. As of June 1, 1992, we re-entered the development stage. Effective January 1, 1994, we completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, we have been exclusively a medical based company.

         Between 1994 and 1998, we engaged in the development of three innovative medical devices:

         1. The Fluid Alarm System (FAS), formerly called the Personal Alarm System (PAS), monitored the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. We received FDA clearance for the FAS during the year ended December 31, 1995.

         2. The Cell Recovery System (CRS), was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. We received FDA clearance for the CRS in March 1996. We initiated further clinical trials on the CRS in 1997.

         3. The Intracranial Pressure Monitoring System (ICP) was intended to measure pressures within the skull non-invasively.

         We determined that the licensed ICP technology was not effective. As a result, we recorded an impairment loss on the ICP license in 1997 and deemed the ICP license to have no future value. In 1998, coincident with the purchase of Vision, we wrote off the costs associated with the FAS and the CRS licenses, including certain fixed assets and inventory costs, and recognized impairment losses in the amount of $725,458 for the FAS and $616,093 for the CRS. However, we continue to retain the rights to the use of the licenses through 2005 for the FAS and through 2008 for the CRS. Therefore, we may elect to reintroduce either product at a later date.

         On July 14, 1998, we acquired either the stock or substantially all of the assets and liabilities of Vision. Vision is in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc. and Regional MRI of Toledo, Inc. In addition, Vision is the general partner in West Regional MRI Limited Partnership located in Oak Brook, Illinois. We consummated the acquisition of certain assets (primarily related to accounts receivable and property and equipment) and the assumption of certain liabilities (primarily accounts payable and debt) from Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc., and Regional MRI of Toledo, Inc.

         On April 7, 1999, we acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, we recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due September 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease and an additional $100,000 was financed representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $15,788 in 1999 and $21,050 in 2000.

         In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging services.

         On February 9, 2000, we acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals is due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. The acquisition was accounted for as a purchase in 2000. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida.

Number of Employees

         As of December 31, 2000, we employed five full-time and two part-time corporate employees and 40 full-time and 18 part-time employees at our seven MRI centers.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and executive offices are in San Diego, California, where we lease our facility. In addition, we lease our MRI machines and offices for our seven MRI centers in Jacksonville FL; Orlando, FL; Palm Harbor, FL; St. Petersburg; FL, Tampa, FL; Toledo, OH; and Oak Brook, IL. Our total lease obligation is currently approximately $162,888 per month with certain leases extending through 2006.


ITEM 3.  LEGAL PROCEEDINGS

         Miracor has been named as a nominal defendant in a Federal action brought in the U.S. District Court for the Southern District of New York. The complaint is addressed against a former director for short-swing profits (i.e., purchases and sales of the Company's securities within a six month period). The action is brought for the benefit of the Company. The Company was named as a party defendant solely in order to have all necessary parties before the court. At the present time, a complaint and answers have been filed and discovery has just started.

         From time to time the Company has been named as a defendant in a lawsuit. As of December 31, 2000, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no other legal proceedings, to which the Company is a party, which could have a material adverse effect on the Company


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded over-the-counter under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the OTC Bulletin Board during 1999 and 2000.

                                                          Bid Price
                                                   High                   Low
                                                  ----------------------------
1999
----
         First Quarter                            $ 1.68               $ 0.68
         Second Quarter                           $ 2.15               $ 0.65
         Third Quarter                            $ 2.37               $ 0.94
         Fourth Quarter                           $ 1.56               $ 0.59

2000
----
         First Quarter                            $ 1.34              $  0.63
         Second Quarter                           $ 0.75              $  0.21
         Third Quarter                            $ 0.32              $  0.21
         Fourth Quarter                           $ 0.27              $  0.11

         On March 29, 2001, the closing bid and asked prices of our common stock, as reported by the OTC Bulletin Board, were $0.14 and $0.155 per share, respectively.

         On March 29, 2001, there were approximately 1,219 holders of record of common stock.

         We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes there included in Item 7 in this Annual Report on Form 10-KSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1: Description of the Business -- Risk."

Forward-Looking Statements
--------------------------

         When used in this discussion as well as in other Items in this Annual Report on Form 10-KSB, Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

Overview
--------

         In the third quarter of 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, we acquired the remaining 50% limited partnership interest in the Oak Brook Center. On February 9, 2000, we closed the acquisition of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect the Company's change in focus to diagnostic imaging services.

         We may incur operating losses in the coming year. Our auditors have qualified their opinion on our financial statements. In the immediate future, to fund expansion of our existing operations and acquire additional MRI centers, we intend to complete additional private placements of debt and/or equity securities. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent on our ability to obtain additional funding to expand our existing operations and acquire other MRI centers.


Results of Operations
---------------------

         Year ended December 31, 2000 compared to year ended December 31, 1999.


Net Revenue
------------

         Net patient service revenue for the year ended December 31, 2000 was $8,726,049 compared to $4,004,330 for the year ended December 31, 1999. The increase of 117.9% is primarily attributed to business growth through increased marketing activities and the acquisition of Ultra as of February 2000. Revenue from the MRI centers are generated by providing scanning, X-ray and reading services for the medical industry and accounted for all of the net revenue in 2000 and 1999.


Operating Expenses
------------------

         Sales, General and Administrative

         Sales, general and administrative costs were $7,797,311 in 2000 as compared to $4,977,308 in 1999, representing an increase of 56.7%. This increase was primarily attributed to the operating costs resulting from the February 2000 acquisition of Ultra as well as increased marketing costs and increased costs associated with provided services to the existing centers.


Net Income/Loss
----------------

         Net income for the year ended December 31, 2000 was $175,726 as compared to the net loss of ($1,305,208) for the year ended December 31, 1999. The change was primarily attributable to increased revenues. The increase of 117.9% in net revenue is primarily attributed to business growth through increased marketing activities and to a lesser extent, the acquisition of Ultra as of February 2000. Basic and diluted earnings per common share for the year ended December 31, 2000 were both $0.01 as compared to a basic and diluted loss per common share of ($0.20) for the year ended December 31, 1999. This change was attributable to the net income for the year ended December 31, 2000 compared to the same period in 1999 as well as to the increase in the weighted average number of common shares outstanding for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2000 was $282,337 as compared to $106,517 at December 31, 1999, representing a 165.1% increase.

         In 2000, operating activities provided $910,975 of net cash. We received $337,580 from increases in lines of credit, $65,000 from the proceeds of notes payable and $150,000 from the proceeds of notes payable from related parties. In addition during 2000, we received $226,732 from the gross proceeds from the issuance of common stock. During the year ended December 31, 2000, we made $443,429 of principal payments on notes payable, $67,500 of principal payments on notes payable to related parties, $801,076 of principal payments on capital lease obligations and purchased equipment of $203,545. During 2000, net cash provided by operating activities included net income of $175,726. Net income was offset by the change in other net assets (excluding cash) of ($1,033,518). This decrease in net assets (excluding cash) was compensated by

         - $708,857 in common stock paid for services and interest in lieu of cash,
         -        $942,142 in depreciation/amortization,
         -        $106,690 of minority interest,
         -        $29,956 in accrued stock compensation expense,
         -        $4,680 loss on disposal of fixed assets, and
         -        a gain on a capital lease refinance of $23,558.

         Changes in current assets and current liabilities resulted in a positive working capital position of $201,303 at December 31, 2000 as compared to a negative working capital of ($592,045) at December 31, 1999. Any future working capital deficit would require us to obtain funds in the short-term to continue to provide services to our current MRI centers as well as in the longer term to acquire additional MRI centers.

         In April 2000, we entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled us, at our option, to issue and sell our common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from us at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, we sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. As of December 31, 2000, none of the warrants have been exercised. This equity financing agreement did not provide us the necessary resources to pursue our acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002.

         Pursuant to investment letters issued during 2000 with eight individuals, we received a total of $190,000 for the purchase of 388,600 shares of Restricted Rule 144 common stock at purchase prices ranging from $0.40 to $0.65 per share. All such shares have been issued.

         Pursuant to investment letters issued during 1999 with three individuals, we received a total of $135,000 for the purchase of 337,500 shares of Restricted Rule 144 common stock at a purchase price of $0.40. Pursuant to investment letters issued during 1999 with a limited liability company, we received a total of $250,000 for the purchase of 552,778 shares of Restricted Rule 144 common stock at purchase prices ranging from $0.40 to $0.75 per share. Pursuant to a investment letter issued during 1999 with a corporation, we received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 common stock at a purchase price of $0.40. As of December 31, 1999, all 1,140,278 shares had been issued.

         In September 1999, we issued $50,000 in principal amount of 10% promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. Pursuant to the loan agreements, total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share were issued. In connection with the issuance of the warrants to the individuals, we are recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, we paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000.

PLAN OF OPERATION

Emergence from a Development Stage Company
------------------------------------------

         We emerged in 1998 from a development stage to an operating company through the acquisition of Vision Diagnostics, Inc. and affiliates.

Capital Requirements
--------------------

         Our greatest cash requirements during 2001 will be for funding growth through expansion of our existing operations and for future acquisitions of additional MRI centers.

         We are seeking to fund activities and other operating needs in the next twelve months from funds to be obtained through private placements or public offerings of debt or equity securities.

         Subsequent to the next 12 months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues of our MRI centers. We may obtain future funding through new private financings and public offerings of debt and equity securities.

         These financial statements have been prepared assuming that the Company will continue as a going concern. We just recently become profitable during the second quarter of 2000. Our growth is dependent on the success of our MRI centers.

Year 2000 Compliance
--------------------

         In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, if not addressed these systems may not have been able to properly interpret dates beyond the Year 1999, which may have led to business disruptions. Accordingly, we identified and performed all needed material modifications and testing of significant systems, and communicated with customers, suppliers, banks and others with whom it does significant business to determine their Year 2000 readiness and the extent to which we were vulnerable to any other organization's Year 2000 issues.

         We consider the transition into the year 2000 successful from the perspective of our systems. In addition to the changeover to January 1, 2000, it has been shown that certain other dates may also present similar problems for some systems. We continue to monitor the situation. To date, we have not experienced any material Year 2000 issues with respect to our systems, customers or suppliers.

         We have not incurred any problems nor do we anticipate any problems occuring related to year 2000 activities. We estimate that our total cost of Year 2000 activities have been less than $10,000.


Recent Accounting Pronouncements
--------------------------------

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted in years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities. The Company implemented Statement 133 beginning in the first quarter of its fiscal year ending December 31, 2001, with no effect on its financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2000 and 1999                                      F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2000 and 1999                                      F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2000 and 1999                                      F-7

Notes to Consolidated Financial Statements                                  F-10


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

         The Registrant has no disagreements with its current auditor Parks, Tschopp, Whitcomb & Orr, PA.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers, on December 31, 2000, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,       11/11/94          8/31/94
 Age 62                Chief Executive Officer,
                       President

 Richard E. Sloan      Vice President of                              3/15/96
 Age 51                Operations and New
                       Business Development

 Ross S. Seibert       Chief Financial Officer                         2/21/00
 Age 38

 Don L. Arnwine        Director                       3/6/95
 Age 68

 Arthur E. Bradley     Director                      9/26/86
 Age 67

 Thomas E. Glasgow     Director                     11/11/94
 Age 47

 Robert S. Muehlberg   Director                      3/11/99
 Age 47

         The principal occupations and positions for the past several years of each of the our executive officers and directors are as follows:

         M. Lee Hulsebus has been in the health care field for 36 years. From January 1990 until he joined Miracor in August 1994, he was the President and owner of his own health care consulting firm. From 1990 to 1992, Mr. Hulsebus also served as President and Chief Operating Officer of Sports Support, Inc., a sports medicine company. From 1988 until 1990, he served as Medical Group President (worldwide operations) for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry. Mr. Hulsebus has served in the capacity of President/Chief Executive Officer for the past 22 years for various companies.

         Richard E. Sloan has been Vice President of New Business Development since March 1996 and Vice President of Operations since July 14, 1998. Mr. Sloan was also a consultant to the Company from August 1995 to March 1996. >From March 1995 to July 1995, Mr. Sloan served as Chief Executive Officer of WorldWide Products, Inc., a private Los Angeles based development and marketing firm that distributes pharmaceutical products to plastic surgeons and dermatologists. Prior thereto, from March 1992 to March 1995 he served as corporate marketing director and general manager for Industrial Products of UniFET Incorporated, a private company based in San Diego, California involved in the development of solid-state sensor-based medical products. From December 1989 through March 1992, Mr. Sloan managed his own mergers and acquisition business with First Pacific Group, located in Carlsbad, California, which provided investment and financial services to privately-held companies in southern California. Prior to that Mr. Sloan had held various management positions with IVAC Corporation, San Diego, CA and with Baxter International, Deerfield, IL.

         Ross S. Seibert, CPA, has been the Chief Financial Officer since February 2000. Mr. Seibert was with Deloitte & Touche since 1986 and served as Senior Manager. He received a BS in accounting from Indiana University and a MBA in finance from San Diego State University.

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

         The information required by this Item, which will be set forth under the captions "Proposal No. 1- Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2000, two directors received compensation of $31,000 in aggregate for general corporate consulting services. During 1999, one director received compensation of $58,700 for general corporate consulting services. Pursuant to the Vision acquisition agreement and prior to resigning from the board of directors on June 23, 1999, another director received $74,600 for corporate consulting fees in 1999. After June 23, 1999, this individual received an additional $40,000 in corporate consulting fees during 1999.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002.

         In September 1999, we issued $50,000 in principal amount of 10% promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. Pursuant to the loan agreements, total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share were issued. In connection with the issuance of the warrants to the individuals, we are recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, we paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000.

         On February 9, 2000, we acquired 80% ownership in Ultra Open MRI Holding Corporation ("Ultra") with a combination of 20% in the form of a convertible note and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals is due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Ultra is a multi-site diagnostic imaging business with offices in Palm Harbor, St. Petersburg and Tampa, Florida. It is our understanding that the aforementioned notes were restructured on a short-term basis. This position is contested by the principals who claimed an event of default and the matter is presently in dispute.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K     We filed current reports on Forms 8-K which
                        were issued on February 24, 2000 and May 4, 2000.

EXHIBITS.

The following is a complete list of Exhibits as part of the Annual Report. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601(a) of Regulation S_B, which are incorporated herein:

                                  EXHIBIT NO.
                                  -----------

1.5 Certificate of Designation with respect to the 6% Cumulative Convertible Series A Preferred Stock (1)

3.1 Articles of Incorporation of Gold Probe, Inc. a Utah corporation, filed February 6, 1980 (2)

3.2 Certificate of Amendment to the Articles of Incorporation of Gold Probe, Inc. filed January 27, 1982 (2)

3.3 Certificate of Amendment to the Articles of Incorporation of Hailey Energy Corporation filed October 26, 1986 (2)

3.4 Certificate of Amendment to the Articles of Incorporation of Hailey Energy Corporation filed November 2, 1990 (2)

3.5 Certificate of Amendment to the Articles of Incorporation of Hailey Energy Corporation filed November 17, 1992 (2)

3.6 Certificate of Amendment to the Articles of Incorporation of Cytoprobe Corporation filed May 18, 1995 (3)

3.7 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed December 14, 1995 (3)

3.8 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed January 17, 1996 (4)

3.9 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed January 19, 1996 (4)

3.10  By-Laws of Medical Device Technologies, Inc. (2)

3.11 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed August 5, 1999. (5)

3.12  By-Laws of Miracor Diagnostics, Inc. dated March, 2000. (5)

4.1 Specimen certificate for 6% Cumulative Convertible Series A Preferred Stock (1)

4.2 Form of Representative's Warrant Agreement, including form of Specimen Certificate for Representative's Warrant. (1)

4.3 Form of Warrant Agreement dated October 31, 1994 by and between the Company and the holders of the 1994 Unit Warrants for the purchase of 259,375 shares. (2)

4.6   Form of Warrant Agreement with Rator of North America. (2)

4.7 Form of Stock Purchase Warrant dated April 13, 2000 between the Company and Swartz Private Equity, LLC exercisable to purchase an aggregate of 1,360,000 common shares. (5)

4.8 Registration Rights Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC related to the registration of shares. (5)

4.9 Subscription Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC relating to the purchase of up to $15,000,0000 of securities. (5)

4.10 Investment Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC relating to the purchase of up to $15,000,0000 of securities. (5)

10.1  Agreement with Goodbody International, Inc. (5)

10.2  Agreement and Plan of Merger, dated February 9, 2000.

10.3 Non-competition and Confidentiality Agreement between Ultra Open MRI Holding Corp. and Fred Bergmann, dated February 9, 2000.

10.4 Non-competition and Confidentiality Agreement between Ultra Open MRI Holding Corp. and John McCoskrie, dated February 9, 2000.

10.5 Stock Purchase Agreement with MedSource Holdings, Ltd, dated February 9, 2000.

10.6 Stock Purchase Agreement with Jamac Enterprises, Ltd., dated February 9, 2000.

10.7  Employment Agreement with John McCoskrie, dated February 9, 2000.

10.8  Employment Agreement with Fred Bergmann, dated February 9, 2000.

10.9 Indemnification Agreement between Miracor Diagnostics, Inc. and Fred Bergmann, MedSource Holdings, Ltd. and John McCoskrie, dated February 9, 2000.

-------------------------------

(1) Previously filed as an exhibit to Registration Statement on Form S-1, dated June 24, 1996, registration no. 333-02727 .
(2) Previously filed as an exhibit to Registration Form S-3, dated May 15, 1996, Registraton no. 333-1150.
(3) Previously filed as an exhibit to the Company's Form 8-K Report dated January 15, 1996
(4) Previously filed as an exhibit to the Company's Form 8-K Report dated January 31, 1996
(5) Previously filed as an exhibit to the Company's Form SB-2, dated June 15, 2000, Registration no. 333-39406.

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


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chief Executive Officer,               April 11, 2001
------------------------   President and Chairman
    M. Lee Hulsebus


/S/ Ross S. Seibert        Chief Financial Officer                April 11, 2001
------------------------
    Ross S. Seibert

/s/ Don L. Arnwine         Director                               April 11, 2001
------------------------
    Don L. Arnwine


/s/ Arthur E. Bradley      Director                               April 11, 2001
------------------------
    Arthur E. Bradley


/s/ Thomas E. Glasgow      Director                               April 11, 2001
------------------------
    Thomas E. Glasgow


/s/ Robert S. Muehlberg    Director                               April 11, 2001
------------------------
    Robert S. Muehlberg

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracor Diagnostics, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has historically incurred losses from operations, has a significant accumulated deficit and a lack of long-term financing which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




By /s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       PARKS, TSCHOPP, WHITCOMB & ORR, P.A.



Maitland, Florida
March 30, 2001

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                     December 31, 2000 and 1999

ASSETS
------
                                                                        2000                1999
                                                                  -------------      -------------
Current assets:
     Cash and cash equivalents                                    $    282,337       $    106,517
     Accounts receivable (net of contractual adjustments and
       allowances of $2,257,766 and $1,308,016)                      4,753,010          2,723,306
     Prepaid expenses and other assets                                  31,585             33,965
                                                                  -------------      -------------
               Total current assets                                  5,066,932          2,863,788
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  5,262,031          3,398,458
     Machinery and equipment                                           491,401            211,706
     Leasehold improvements                                            654,270            426,632
     Furniture and fixtures                                             77,174             33,799
                                                                  -------------      -------------
                                                                     6,484,876          4,070,595

          Less accumulated depreciation                             (2,618,595)        (1,866,309)
                                                                  -------------      -------------

Net property and equipment                                           3,866,281          2,204,286

Goodwill                                                             6,286,723          4,742,171
    Less accumulated amortization                                     (340,689)          (180,722)
                                                                  -------------      -------------

                                                                     5,946,034          4,561,449


Other assets                                                           218,550            299,212
                                                                  -------------      -------------
               Total assets                                       $ 15,097,797       $  9,928,735
                                                                  =============      =============

See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                     December 31, 2000 and 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                    2000               1999
                                                                -------------      -------------
Current liabilities:
     Accounts payable                                           $  1,061,919       $    849,560
     Accrued expenses                                                561,823            491,470
     Lines of credit                                                 917,364            506,384
     Notes payable, related parties - current portion                435,160                  -
     Notes payable - current portion                                 752,143            939,112
     Capital lease obligations - current portion                   1,137,220            669,307
                                                                -------------      -------------
               Total current liabilities                           4,865,629          3,455,833
                                                                -------------      -------------

Other liabilities:
     Notes payable, related parties - long term                       37,500                  -
     Notes payable - long term                                       389,054            683,656
     Capital lease obligations - long term                         3,530,687          2,683,535
                                                                -------------      -------------
               Total liabilities                                   8,822,870          6,823,024
                                                                -------------      -------------

Minority interest                                                    218,913                  -
                                                                -------------      -------------
Commitments and contingencies (note 9)

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                             -                  -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                  -                  -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                      -                  -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 14,039,035 and 7,980,956 outstanding)         2,105,855          1,197,143
     Common stock to be issued (770 and 770 shares)                   23,494             23,494
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   29,549,679         27,705,952
     Deferred stock compensation                                      52,737             30,599
     Accumulated deficit                                         (25,798,501)       (25,974,227)
                                                                -------------      -------------
               Total stockholders' equity                          6,056,014          3,105,711
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 15,097,797       $  9,928,735
                                                                =============      =============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2000 and 1999

                                                    2000               1999
                                               -------------      -------------

Net patient service revenue                    $  8,726,049       $  4,004,330

Operating expenses:
   Sales, general and administrative              7,797,311          4,977,308
                                               -------------      -------------

 Income/(Loss) from operations                      928,738           (972,978)

Other income (expense):
  Interest expense                                 (704,623)          (495,310)
  Other income                                       58,301            143,431
                                               -------------      -------------
Income/(Loss) before minority interest              282,416         (1,324,857)

Minority interest                                  (106,690)            19,649
                                               -------------      -------------
Net Income/(Loss)                              $    175,726       $ (1,305,208)
                                               =============      =============

Earnings/(Loss) per share:

Earnings/(Loss) per share-basic                $       0.01       $      (0.20)
Earnings/(Loss) per share-diluted              $       0.01       $      (0.20)
Weighted average shares outstanding-basic        11,993,979          6,395,241
Weighted average shares outstanding-diluted      12,410,357          6,395,241


See notes to consolidated financial statements.

                                     MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2000 and 1999

                                                             COMMON STOCK          ADDITIONAL    COMMON
                                                       -------------------------    PAID-IN      STOCK
                                                          SHARES       AMOUNT       CAPITAL   TO BE ISSUED
                                                       ------------ ------------ ------------ -----------
Balance, January 1, 1999, as previously reported         4,370,905  $   655,636  $25,607,914  $  866,162
Prior period adjustment (Note 3)                                 -            -            -           -
                                                       ------------ ------------ ------------ -----------
Balance, January 1, 1999, as restated                    4,370,905      655,636   25,607,914     866,162

Common stock issued for compensation, interest
  services and principal of trade notes payable          1,386,363      207,954    1,050,015           -
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                              55,119        8,268        8,140           -
Restricted Rule 144 common stock issued for cash         1,140,278      171,042      313,958           -
Restricted Rule 144 common stock issued for
  acquisition of Vision Diagnostics, Inc. &
  affiliates                                               200,000       30,000       57,500           -
Restricted Rule 144 common stock issued from the
  escrow account related to the acquisition of
  Vision Diagnostics, Inc. & affiliates                    861,624      129,243      713,425    (842,668)
Restricted Rule 144 common stock cancelled
  related to the acquisition of
  Vision Diagnostics, Inc. & Affiliates                    (33,333)      (5,000)     (45,000)          -
Warrants issued for notes payable                                -            -            -           -
Accrued stock issuance                                           -            -            -           -
Net loss                                                         -            -            -           -
                                                       ------------ ------------ ------------ -----------
Balance, December 31, 1999                               7,980,956  $ 1,197,143  $27,705,952  $   23,494
                                                       ============ ============ ============ ===========

(continued below)

                                                                      DEFERRED     ACCUMULATED
                                                      WARRANTS      COMPENSATION     DEFICIT         TOTAL
                                                    -------------- -------------- -------------- --------------
Balance, January 1, 1999 as previously reported                 -  $      25,443  $ (24,754,889) $   2,400,266
Prior period adjustment (Note 3)                                -              -         85,870         85,870
                                                    -------------- -------------- -------------- --------------
Balance, January 1, 1999, as restated                           -         25,443    (24,669,019)     2,486,136

Common stock issued for compensation, interest,
  Services and principal of trade notes payable                 -              -              -      1,257,969
Restricted Rule 144 common stock issued for the
  conversion of principal and accrued interest
  on convertible notes payable                                  -              -              -         16,408
Restricted Rule 144 common stock issued for cash                -              -              -        485,000
Restricted Rule 144 common stock issued for
  acquisition of Vision Diagnostics, Inc. &
  affiliates                                                    -              -              -         87,500
Restricted Rule 144 common stock issued from the
  Escrow account related to the acquisition of
  Vision Diagnostics, Inc. & affiliates                         -              -              -              -
Restricted Rule 144 common stock cancelled
  related to the acquisition of
  Vision Diagnostics, Inc. & Affiliates                         -              -              -        (50,000)
Warrants issued for notes payable                         122,750              -              -        122,750
Accrued stock issuance                                          -          5,156              -          5,156
Net loss                                                        -              -     (1,305,208)    (1,305,208)
                                                    -------------- -------------- -------------- --------------
Balance, December 31, 1999                          $     122,750  $      30,599  $ (25,974,227) $   3,105,711
                                                    ============== ============== ============== ==============

  See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2000 and 1999

                                                                   COMMON STOCK           ADDITIONAL     COMMON
                                                           ---------------------------     PAID-IN       STOCK
                                                                SHARES        AMOUNT       CAPITAL     TO BE ISSUED
                                                           -------------  ------------  ------------  ------------
Balance, January 1, 2000                                      7,980,956   $ 1,197,143    27,705,952   $    23,494

Common stock issued for compensation, interest,
     services and principal of trade notes payable            2,678,899       401,835       541,179             -

Common stock sold, net of the associated offering costs         591,030        88,654       102,346             -

Restricted Rule 144 common stock issued for principal
     and accrued interest notes payable - related parties       120,000        18,000        24,785             -

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation           125,000        18,750        30,078             -

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding
     Corporation                                              2,534,400       380,160     1,140,480             -

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan             8,750         1,313         4,859             -

Accrued stock compensation                                            -             -             -             -

Net income                                                            -             -             -             -
                                                           ------------  ------------  ------------  ------------
Balance, December 31, 2000                                  14,039,035   $ 2,105,855   $29,549,679   $    23,494
                                                           ============  ============  ============  ============

(continued below)

                                                                            DEFERRED       ACCUMULATED
                                                              WARRANTS    COMPENSATION       DEFICIT          TOTAL
                                                           -------------  -------------   -------------   -------------
Balance, January 1, 2000                                   $    122,750   $     30,599    $(25,974,227)   $  3,105,711

Common stock issued for compensation, interest,
     services and principal of trade notes payable                    -              -               -         943,014

Common stock sold, net of the associated offering costs               -              -               -         191,000

Restricted Rule 144 common stock issued for principal
     and accrued interest on notes payable - related parties          -              -               -         42,785

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation                 -              -               -          48,828

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding Corporation            -              -               -       1,520,640

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                 -         (5,156)              -           1,016

Accrued stock compensation                                            -         27,294               -          27,294

Net income                                                            -              -         175,726         175,726
                                                           -------------  -------------   -------------   -------------
Balance, December 31, 2000                                 $    122,750   $     52,737    $(25,798,501)   $  6,056,014
                                                           =============  =============   =============   =============

See notes to consolidated financial statements.

                                                 F-6

                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years ended December 31, 2000 and 1999
                                                                                     2000              1999
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net income /(loss)                                                          $   175,726       $(1,305,208)
     Adjustments to reconcile net income/(loss) to net cash
         provided by operating activities:
           Stock paid for services and interest                                      711,519         1,097,226
           Compensation recognized relating to
              accrued employee stock grants and warrants                              27,294             5,156
           Minority interest                                                         106,690           (19,647)
           Depreciation and amortization                                             942,142           669,040
           Gain on refinance of capital lease obligation                             (23,558)                -
           Loss on disposal of fixed assets                                            4,680                 -
           Write-off of notes payable                                                      -           (89,619)
           Cancellation of Restricted Rule 144 stock related to the
              acquisition of Vision Diagnostics and Affiliates                             -           (50,000)
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                 (1,214,787)         (187,264)
              Other assets                                                            85,120           208,333
              Accounts payable and accrued expenses                                   96,149           (39,810)
                                                                                 ------------      ------------
                     Net cash provided by operating activities                       910,975           288,207
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (203,545)          (56,429)
     Cash acquired in purchase of company                                              1,083                 -
     Purchase of an investment in limited partnership                                      -          (150,000)
                                                                                 ------------      ------------

                     Net cash used in investing activities                          (202,462)         (206,429)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in lines of credit                                                     337,580                 -
     Proceeds from notes payable, related parties                                    150,000            50,000
     Proceeds from notes payable                                                      65,000           100,000
     Principal payments on notes payable, related parties                            (67,500)                -
     Principal payments on notes payable                                            (443,429)         (222,920)
     Principal payments on capital lease obligations                                (801,076)         (465,247)
     Proceeds from issuing common stock                                              226,732           485,000
                                                                                 ------------      ------------

           Net cash used in financing activities                                    (532,693)          (53,167)
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                            175,820            28,611

Cash and cash equivalents, beginning of year                                         106,517            77,906
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   282,337       $   106,517
                                                                                 ============      ============

See notes to consolidated financial statements.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2000 and 1999


                                                               2000            1999
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  587,635      $  365,958
     Income taxes                                          $      900      $      800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $  590,001      $  993,201
     Public relations and marketing expense                    64,314               -
     Directors' fees                                           26,896          59,776
     Repurchase of Restricted Rule 144 stock                        -          44,249
     Interest expense on notes payable                         30,308               -
                                                           -----------     -----------
                                                              711,519       1,097,226
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                      197,797         160,743
     Capitalized costs - Ultra/Swartz offering                 29,010               -
     Other assets                                               4,688               -
                                                           -----------     -----------
                                                           $  943,014      $1,257,969
                                                           ===========     ===========

On February 9, 2000, the Company acquired the 80% of net assets of Ultra Open MRI Holding Corporation (`Ultra') in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160.

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
                                          =============                                  =============

During the years ended December 31, 2000 and 1999, deferred compensation expense of $29,956 and $5,156, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2000 and 1999

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

In 2000, the Company financed $1,211,473 of MRI and CT equipment under capital lease agreements with financing companies.

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

In September 1999, the Company issued $50,000 in principal amount of 10% Promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants to the individuals, the company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000. Accrued interest expense and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999.

During 1999, the Company was required to repurchase 33,333 shares of Restricted Rule 144 common stock for $1.50 per share pursuant to a severance agreement related to the July 1998 acquisition of Vision Diagnostics, Inc. and affiliates. In July 1999, the Company received and cancelled the 33,333 shares.

In 1999, the Company financed $905,700 of MRI equipment under a capital lease agreement with a financing company.

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

a) DESCRIPTION OF BUSINESS

Miracor Diagnostics, Inc. and subsidiaries (the "Company") previously operating under the name Medical Device Technologies, Inc., is a public company incorporated in Utah on February 6, 1980 and headquartered in San Diego, California. In the third quarter of 1998, the Company redefined its business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, the Company acquired the remaining 50% limited partnership interest in the Oak Brook Center. Subsequently, the Company's activities focused on improvement of its capital structure and operations of the acquired MRI centers. Additionally, the Company identified suitable acquisition targets to position the Company for growth.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(1) CONTINUED
    ---------

(a) DESCRIPTION OF BUSINESS - CONTINUED

Additionally in July 1998, the Company acquired 100% of the stock of Vision Diagnostics, Inc. ("Vision") with the issuance of 1,568,000 shares of Restricted Rule 144 common stock. The Company has accounted for the acquisition using the purchase method of accounting with the results of operations of the acquired entity included in the Company's consolidated financial statements from the date of acquisition. Goodwill associated with this transaction amounted to $1,577,477.

During the first quarter of 1999, an additional 200,000 shares of Restricted Rule 144 common stock, valued at $87,500, were issued in connection with the acquisition of Vision Diagnostics, Inc. Accordingly, goodwill associated with this transaction was increased by $87,500.

Vision Diagnostics, Inc. is the 50% general partner in West Regional MRI Limited Partnership. On April 7, 1999, the Company acquired the remaining 50% interest in West Regional MRI Limited Partnership at a purchase price of $1,300,000 and recorded goodwill associated with this transaction of $762,265. The consolidated financial statements reflect all of the assets, liabilities, revenues and expenses of the partnership. Prior to this acquisition, the limited partners' share of the partnership's net income has been presented as minority interest in the accompanying consolidated statement of operations for the year ended December 31, 1999.

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,533 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals is due in variable payments totaling $380,160 on November 9, 2001. The principals' share of the shareholders' capital has been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2000. The principal's share of net income has been presented as minority interest in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Had the acquisition occurred January 1, 1999, consolidated revenues for the year ended December 31, 1999 would have been approximately $1.7 million, net loss would have been approximately ($350,000) and loss per share would have been ($0.07).

Had the acquisition occurred January 1, 2000, consolidated revenues for the year ended December 31, 2000 would have been approximately $9.0 million, net income would have been approximately $240,000 and earnings per share would have been $0.01.

(b) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to nine years.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(1) CONTINUED
    ---------

(c) INCOME TAXES

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

(d) CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

(e) REVENUE RECOGNITION

During 2000 and 1999, the principal source of revenue is from diagnostic imaging which is recognized as performed. The Company is presently operating in this one business segment and only in the United States.

(f) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company operates and grants credit to customers in Florida, Oak Brook, Illinois, and Toledo, Ohio. In addition, the Company files claims with numerous insurance carriers, managed care groups, Medicare and Medicaid located throughout the United States.

Consequently, the Company's ability to collect the amounts due from customers, managed care groups, insurance companies and government agencies may be affected by economic fluctuation and governmental regulations in the healthcare industry.

(g)      LONG-LIVED ASSETS

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(1) CONTINUED
    ---------

(h) USE OF ESTIMATES

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(i) EARNINGS/LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The following table sets forth the computations of basic and diluted earnings/(loss) per share for the year ended December 31, 2000 and 1999:

                                                            2000             1999
                                                        ------------     ------------
Basic earnings/(loss) per share:

Net income (loss) available to common shareholders      $   175,726      $(1,305,208)
                                                        ------------     ------------
Weighted average shares outstanding                      11,993,979        6,395,241

Basic earnings/(loss) per share                         $      0.01      $     (0.20)
                                                        ============     ============

Diluted earnings/(loss) per share:

Net income/(loss) available to common shareholders      $   175,726      $(1,305,208)
                                                        ------------     ------------
Adjusted net income/(loss) available to common
   shareholders assuming conversion                         175,726       (1,305,208)
                                                        ------------     ------------

Weighted average shares outstanding                      11,993,979        6,395,241
Effect of dilutive securities:
    Warrants                                                350,546                -
    Employee stock options                                   25,022                -
    Employee stock-based compensation awards                 40,810                -
                                                        ------------     ------------
Adjusted weighted average shares outstanding
    and assumed conversions                              12,410,357        6,395,241
                                                        ============     ============

Diluted earnings/(loss) per share                       $      0.01      $     (0.20)
                                                        ============     ============

Options and warrants to purchase 863,266 shares of common stock, at prices ranging from $28.00 to $0.63 per share, were outstanding during the year but not included in the December 31, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 30, 2001 to August 30, 2010, were still outstanding at December 31, 2000.

Options and warrants to purchase 532,430 shares of common stock, at prices ranging from $70.00 to $0.01 per share, were outstanding during the year but not included in the December 31, 1999 computation of diluted earnings/(loss) per share, because inclusion of securities would have an antidilutive effect on earnings/(loss) per share.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999


(j) RECLASSIFICATION

Certain amounts in the 1999 Financial Statements have been reclassified to conform with the 2000 presentation.

(2) GOING CONCERN
    -------------

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically incurred losses from operations, has a significant accumulated deficit and a lack of long-term financing. Further, the continued viability of the Company is dependent on the success of its MRI centers. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(4) GOODWILL
    --------

In connection with the Vision and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(5) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due June 2001. At December 31, 2000 and 1999, the outstanding balance was $848,723 and $506,384, respectively.

The Company has a line of credit with a bank at prime plus 1.75% under which the Company may borrow up to $50,000. At December 31, 2000, the outstanding balance was $50,000.

The Company has a line of credit with a bank at 10.5% under which the Company may borrow up to $25,000. At December 31, 2000, the outstanding balance was $18,641.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(6) NOTES PAYABLE
    -------------
Notes payable consisted of the following at December 31:

                                                                                     2000            1999
                                                                                -------------   -------------
   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002.                                                 $    299,031    $    447,376

   Note payable to an individual, interest at 10%, variable monthly payments
   through February 2003.                                                            165,788         313,873

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002.                                                          141,749         234,059

   Note payable to bank, interest at 12%, monthly payments of $5,283, due
   April 2002.                                                                        77,748         100,047

   Note payable to an individual, monthly payments of $5,000.                         74,570         114,019

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004.                                                            70,761          88,121

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005.                                                         66,159               -

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002.                                                                  60,257          81,239

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002.                                                                 58,295          86,250

   Note payable to a bank, interest at 4% above discount rate, quarterly
   payments of $10,724, due January 2002.                                             46,555          75,060

   Note payable to a bank, interest at 8.5%, monthly payments of $1,819, due
   June 2002.                                                                         30,602               -

   Note payable to a bank, interest at 8%, monthly payments of $1,429, due
   December 2001.                                                                     16,430               -

   Note payable to a bank, interest at 13.9%, monthly payments of
   $1,249, due May 2002.                                                              14,055               -

   Note payable to a bank, interest at 12.25%, monthly payments of $796,
   due December 2001.                                                                  8,940               -

   Note payable to a bank, interest at prime plus 2% at June 30, 2000, monthly
   payments of $1,629, due May 2001.                                                   6,650               -

   Note payable to a bank, interest at 10%, monthly payments of $372,
   due October 2001.                                                                   3,607               -

   Other, interest ranging from 6% to 10%.                                                 -          82,724
                                                                                -------------   -------------
                                                                                $  1,141,197    $  1,622,768

   Less current portion                                                             (752,143)   $   (939,112)
                                                                                -------------   -------------
   Long-term portion                                                            $    389,054    $    683,656
                                                                                =============   =============

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999


(6) CONTINUED
    ---------

At December 31, 2000, future minimum annual principal payments on the notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                  2001                           $  752,143
                                  2002                              313,729
                                  2003                               36,839
                                  2004                               20,885
                                  2005                               17,601
                                                                 -----------
                                                                 $1,141,197
                                                                 ===========

On April 7, 1999, the Company acquired the remaining ownership of West Regional MRI Limited Partnership at a purchase price of approximately $1,300,000. Associated with this transaction, the Company recorded goodwill of $762,265, warrants and the related deferred interest valued at $105,250, additional notes payable for $500,000 due to the limited partners and refinanced a capital lease agreement for an additional $650,000 due to a finance company. The deferred interest is being amortized over sixty months, which is the term of the associated note payable. The $500,000 limited partnership note payable has an interest rate of 8.5%, payable in quarterly installments of $41,665, final payment due June 15, 2002. The $650,000 note payable to a finance company has an interest rate of 12.92% and was added to the refinance of a capital lease with an additional $100,000 representing the purchase option price of the equipment. It has a revised sixty month payment of $27,119 with final payment due March 2004. Warrant amortization to interest expense related to the above note payable amounted to $21,050 and $15,788 for the year ended December 31, 2000 and 1999, respectively.


(7) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

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

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000.

During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at December 31, 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which are due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Each noteholder may elect to convert all or part of the note into shares of the Company's common stock at a conversion price of $0.60. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. It is the Company's position that the aforementioned notes were restructured on a short-term basis. This position is contested by the principals who claimed an event of default and the matter is presently in dispute.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(8) LEASES
    ------

The Company is currently leasing its MRI machines under capital lease agreements and its offices under operating leases which expire at various dates.

At December 31, 2000, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                       Capital           Operating
                        Year-ending December 31,                        Leases             Leases
                        ------------------------                     -----------         -----------
                                  2001                               $1,493,163             434,359
                                  2002                                1,549,499             360,504
                                  2003                                1,240,622             231,615
                                  2004                                  736,528             180,516
                                  2005                                  417,483             100,767
                               Thereafter                                45,350              50,400
                                                                     -----------         -----------

      Total minimum lease payments                                    5,482,645          $1,358,161
      Less amounts representing interest (at rates of 3.9% to                            ===========
      12.92%)                                                           814,738
                                                                     -----------

      Present value of net minimum lease payments                     4,667,907

          Less current portion                                        1,137,220
                                                                     -----------

      Capital lease obligations - long term                          $3,530,687
                                                                     ===========

Rent expense for operating leases, including month to month leases, was $405,862 and $279,470 for the years ended December 31, 2000 and 1999, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(9) COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

On August 31, 2000, the term of Mr. Hulsebus' employment agreement and severance agreement were extended for an additional one (1) year period, or until August 31, 2003.

LEGAL MATTERS

Miracor has been named as a nominal defendant in a Federal action brought in the U.S. District Court for the Southern District of New York. The complaint is addressed against a former director for short-swing profits (i.e., purchases and sales of the Company's securities within a six month period). The action is brought for the benefit of the Company. The Company was named as a party defendant solely in order to have all necessary parties before the court. At the present time, a complaint and answers have been filed and discovery has just started.

From time to time the Company has been named as a defendant in a lawsuit. As of December 31, 2000, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no other legal proceedings, to which the Company is a party, which could have a material adverse effect on the Company.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(10) STOCKHOLDERS' EQUITY
     --------------------

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

On June 24, 1996, the Company completed a public offering of 1,500,000 shares of 6% cumulative convertible Series A preferred stock (the "Preferred Stock") and 1,500,000 redeemable common stock purchase warrants resulting in gross proceeds of $7.65 million. The Company received approximately $4 million after repayment of short-term debt and costs associated with the offering. The Preferred Stock is convertible into four thirty-fifths (4/35) share of common stock $43.75 per share and for a total of $131.25. As part of the terms of this offering, the holders of the Series I convertible preferred stock exchanged their preferred stock for the Preferred Stock on a one for one basis at no cost. Each share of Preferred Stock, by its terms, automatically converted into four thirty-fifths (4/35) share of common stock on July 24, 1997.

COMMON STOCK

On July 14, 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates for a total of 3,461,356 Restricted Rule 144 common shares. At December 31, 1998, 2,599,677 shares have been issued and 861,679 were to be issued upon the completion of escrow requirements. As of December 31, 1999, 861,624 of the escrow shares have been issued.

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

                  For the years ended December 31, 2000 and 1999

(10) CONTINUED
     ---------

During the first quarter of 1999, short-term convertible notes payable in the amount of $15,000 were converted along with accrued interest payable of $1,608 into 55,119 shares of Restricted Rule 144 common stock.

Pursuant to investment letters issued during 1999 with three individuals, we received a total of $135,000 for the purchase of 337,500 shares of Restricted Rule 144 common stock at a purchase price of $0.40. Pursuant to investment letters issued during 1999 with a limited liability company, we received a total of $250,000 for the purchase of 552,778 shares of Restricted Rule 144 common stock at purchase prices ranging from $0.40 to $0.75 per share. Pursuant to a investment letter issued during 1999 with a corporation, we received $100,000 for the purchase of 250,000 shares of Restricted Rule 144 common stock at a purchase price of $0.40. As of December 31, 1999, all 1,140,278 shares had been issued.

Pursuant to investment letters issued during 2000 with eight individuals, we received a total of $190,000 for the purchase of 388,600 shares of Restricted Rule 144 common stock at purchase prices ranging from $0.40 to $0.65 per share. All such shares have been issued.

During the first quarter of 2000, the Company refinanced a capital lease obligation in which the Company issued 125,000 shares of Restricted Rule 144 common stock valued at $48,828, recognized a gain of $23,558 and obtained a new capital lease payable of $425,258.

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. All shares have been issued.

In 2000, the Company entered into and subsequently terminated an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including
(1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. As of December 31, 2000, none of the warrants have been exercised. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(11) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and private warrants allow the holder to purchase one share of the Company's common stock at a specified price.


Options and private warrants granted and issued by the Company consisted of:

                                                                       Weighted
                                                                       Average
                                                          Number        Price
                                                        -----------  -----------

Balance outstanding, December 31, 1998                      83,279       $56.12

Options granted                                            490,000         0.81
Options expired                                           (118,286)        2.20
Warrants granted                                           140,000         0.19
Warrants expired                                           (62,563)       64.48
                                                        -----------
Balance outstanding, December 31, 1999                     532,430         1.50
                                                        ===========

Options granted                                            702,000         0.62
Options expired                                            (97,750)        0.74
Options exercised                                           (1,250)        0.81
Warrants granted                                           954,024         0.25
Warrants expired                                            (7,143)       44.80
                                                        -----------
Balance outstanding, December 31, 2000                   2,082,311        $0.52
                                                        ===========

Options and warrants exercisable                         1,183,061        $0.40


Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 2000 and 1999 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 2000 and 1999

(11) CONTINUED
     ---------

Information relating to options and warrants at December 31, 2000 summarized by exercise price is as follows:


                 Outstanding                                                             Exercisable
                                                     Weighted Average                 Weighted Average
      Exercise Price         Equiv.               Life          Exercise          Equiv.           Exercise
        Per Share            Shares              (Year)          Price            Shares            Price
        ---------            ------              ------          -----            ------            -----
      $    0.01             100,000               4.0          $ 0.01            100,000           $0.01
           0.20             175,000               4.9            0.20            175,000            0.20
           0.23              20,413               4.8            0.23             20,413            0.23
           0.26             909,674               6.5            0.26            744,674            0.26
           0.28              13,937               4.8            0.28             13,937            0.28
           0.63              40,000               2.0            0.63             40,000            0.63
           0.69             433,000               9.0            0.69              6,250            0.69
           0.81             310,000               8.0            0.81             77,500            0.81
           1.00              75,000               9.2            1.00                  0            1.00
          28.00               5,287               3.0           28.00              5,287           28.00
                          ----------                                           ----------
                          2,082,311               7.0          $ 0.52          1,183,061           $0.40
                          ==========                                           ==========

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income/loss and earnings/loss per share for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts presented below:

                                                               2000             1999
                                                           ------------     ------------
Net income/(loss):
     As reported                                           $   175,726      $(1,305,208)
     Pro forma                                                 134,551       (1,324,722)

Net income/(loss) attributable to common stockholders
     As reported                                               175,726       (1,305,208)
     Pro forma                                                 134,551       (1,324,722)

Basic and diluted loss per share
     As reported                                           $      0.01      $     (0.20)
     Pro forma                                             $      0.01      $     (0.21)

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 2000 and 1999

(11) CONTINUED
     ---------

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 2000 and 1999: expected life of 10 years; expected volatility of 90%; risk-free interest rate of 5.25%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2000 and 1999 approximated $0.62 and $1.05 per option and warrant, respectively.

Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous warrant grants. The above numbers do not include the effect of warrants granted prior to 1996 that vested in 1999 and 2000.


(12) COMPENSATORY STOCK BENEFIT PLANS
     --------------------------------

In each of the four most current years, the Company's board of directors has annually approved a stock compensation plan. On March 20, 2001, the Company's board of directors approved the registration of 1,000,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until March 20, 2006.

On August 28, 2000, the Company's board of directors approved the registration of 2,500,000 shares of common stock to be issued pursuant to the Company's 2000 Stock Compensation Plan II and the 1997 Stock Option Plan. Shares may be awarded under this plan until August 28, 2005.

During the years ended December 31, 2000 and 1999, 1,468,649 and 778,095 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonuses, compensation, interest, legal and professional services provided to the Company.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(13) EMPLOYEE BENEFIT PLAN
     ---------------------

On November 1, 2000, the Company adopted the 401(k) Profit Sharing Plan and Trust (the "Plan") for employees of the Company. The Plan allows employees who satisfy the age and service requirements to contribute up to 15% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company has made no contributions to the Plan.


(14) RELATED PARTY TRANSACTIONS
     --------------------------

During 2000, two directors received compensation of $31,000 in aggregate for general corporate consulting services. During 1999, one director received compensation of $58,700 for general corporate consulting services. Pursuant to the Vision acquisition agreement and prior to resigning from the board of directors on June 23, 1999, another director received $74,600 for corporate consulting fees in 1999. After June 23, 1999, this individual received an additional $40,000 in corporate consulting fees during 1999.

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,667 and $1,944, respectively, as of December 31, 1999. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(15) INCOME TAXES
     ------------
The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                                         DECEMBER 31,
                                                    2000               1999
                                                ------------      ------------

Net operating loss carryforwards                $ 2,000,000       $ 8,836,000
Other                                                     -           492,000
                                                ------------      ------------
                                                  2,000,000         9,328,000
                       Valuation allowance       (2,000,000)       (9,328,000)
                                                ------------      ------------

          Total                                 $         -       $         -
                                                ============      ============


At December 31, 2000, the Company had approximately $5,000,000 in net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2019. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the preferred stock in the Company's June 1996 public offering and the acquisition of Vision in 1998 was deemed to be. The dollar amount of these limitations is indeterminable at this time. In addition, the Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. In management's opinion, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2019, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 2000 and 1999.

Income tax expense attributable to income before income taxes differs from the amount computed by applying the US Federal income tax rate of 34% to income from operations before income taxes principally as a result of use of net operating loss carryovers and changes in the valuation allowance.

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2000 and 1999

(16) SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in 000's except per share data and average shares outstanding):

                                                                   Quarter ended
                                      -----------------------------------------------------------------------  ----------------
                                           March              June            September        December
2000                                        31                 30                30                31                  Total
Net revenue                            $      1,746       $      2,128       $      2,329       $      2,523       $      8,726
Income (loss) from
   Operations                                   105                168                276                380                929
Net income (loss)                               (45)                58                 75                 88                176
Basic earnings (loss) per share                (.01)               .01                .01                .01                .01
Diluted earnings (loss) per share              (.01)               .01                .01                .01                .01
Weighted average shares
   Outstanding                            8,034,824         10,984,573         12,835,603         13,636,535         11,993,979


1999

Net revenue                            $        804       $        853       $        986       $      1,361       $      4,004
Income (loss) from
   Operations                                  (365)              (359)              (193)               (55)              (972)
Net income (loss)                              (417)              (483)              (324)               (81)            (1,305)
Basic earnings (loss) per share                (.09)              (.08)              (.05)              (.01)              (.20)
Diluted earnings (loss) per share              (.09)              (.08)              (.05)              (.01)              (.20)
Weighted average shares
   Outstanding                            4,782,417          5,759,180          6,916,929          7,475,876          6,395,241


(17) Recent Accounting Pronouncements
     --------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted in years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities. The Company implemented Statement 133 beginning in the first quarter of its fiscal year ending December 31, 2001, with no effect on its financial position, results of operations or cash flows.