Form 10QSB
period 2001-03-31
MIRACOR DIAGNOSTICS INC
filed 2001-05-15
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended March 31, 2001.

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

As of April 30, 2001, Registrant had outstanding 15,291,145 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC Bulletin Board on April 30, 2001) was approximately $1,386,625.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000................................................   F-1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2001 and 2000....................................   F-3

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 2001   .............................   F-4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000    ................................   F-5

         Notes to Consolidated Financial Statements.......................   F-8

Item 2.  Management's Discussion and Analysis and Plan of Operation.......    3


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    6

Item 2.  Changes in Securities............................................    6

Item 3.  Defaults Upon Senior Securities..................................    6

Item 4.  Submission of Matters to a Vote of Security Holders..............    6

Item 5.  Other Information................................................    6

Item 6.  Exhibits and Reports on Form 8-K.................................    6

PART I.  FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K. All references to "us", "we", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.


ITEM 1.  FINANCIAL STATEMENTS

See attached consolidated financial statements and notes thereto for the period ended March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of Miracor Diagnostics, Inc.'s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes there included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in this Item under: Risk Factors.

Forward-Looking Statements
--------------------------

         When used in this discussion as well as in other Items in this Quarterly Report on Form 10-QSB, Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.


Results of Operations
---------------------

The three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Due to the dispute with the principals from Ultra (see Part II, Item 1 "Legal Proceedings"), financial information from Ultra is unavailable for the period March 1 through March 31, 2001. All balances relating to Ultra are as of February 28, 2001 and for the two months then ended. In the opinion of management, based upon Ultra's historical financial information, the omission of such financial information relating to Ultra does not materially impact the financial statements of the Company.

Net Revenue
------------

         Net patient service revenue for the three months ended March 31, 2001 was $2,308,571 compared to $1,750,042 for the three months ended March 31, 2000. The increase of 31.9% is primarily attributed to business growth through increased marketing activities. Revenue from the MRI centers are generated by providing scanning, X-ray and reading services for the medical industry and accounted for all of the net revenue during the three month periods in 2001 and 2000.

Operating Expenses
------------------

         Sales, general and administrative costs were $1,993,189 during the first quarter of 2001 as compared to $1,640,944 during the first quarter of 2000, representing an increase of 21.5%. This increase was primarily attributed to the increased marketing costs and other increased costs associated with provided services to the existing centers.


Net Income/Loss
----------------

         Net income for the three month period ended March 31, 2001 was $96,507 as compared to the net loss of ($45,157) for the three month period ended March 31, 2000. The change was primarily attributable to increased revenues partially offset by the 21.5% increase in sales, general and administrative costs. The increase of 31.9% in net revenue is primarily attributed to business growth through increased marketing activities. Basic and diluted earnings per common share for the first quarter of 2001 were both $0.01 as compared to a basic and diluted loss per common share of ($0.01) for the first quarter of 2000. This change was attributable to the net income for the three months ended March 31, 2001 compared to the same period in 2000 as well as to the increase in the weighted average number of common shares outstanding for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at March 31, 2001 was $174,695 as compared to $282,337 at December 31, 2000, representing a decrease of 38.1%.

         During the three months ended March 31, 2001, operating activities used ($86,288) of net cash. We received $189,100 from increases in lines of credit, $150,000 from the proceeds of notes payable and $15,000 as the proceeds from the issuance of common stock. During the three month period ended March 31, 2001, we made $106,699 of principal payments on notes payable, $25,676 of principal payments on notes payable to related parties, $230,079 of principal payments on capital lease obligations and purchased equipment of $13,000. During the first quarter of 2001, net cash used in operating activities included net income of $96,507. Net income was offset by the change in other net assets (excluding cash) of ($557,262). This decrease in net assets (excluding cash) was compensated by

         - $59,889 in common stock paid for services and interest in lieu of cash,
         -        $260,267 in depreciation/amortization,
         -        $48,287 of minority interest, and
         -        $6,024 in accrued stock compensation expense.


         Changes in current assets and current liabilities resulted in a positive working capital position of $210,038 at March 31, 2001 as compared to a positive working capital of $201,303 at December 31, 2000.

        During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of Restricted Rule 144 common stock at an exercise price of $0.219 per share.

         Pursuant to an investment letter dated March 5, 2001 with an individual, the Company received $15,000 for the purchase of 83,335 shares of Restricted Rule 144 common stock at purchase price of $0.18 per share. All such shares have been issued

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002.

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



PLAN OF OPERATION

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


PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

The Company and certain of its subsidiaries have commenced suit in the Circuit Court of the 13th Judicial District of the State of Florida, Hillsborough County, against employees Frederick J. Bergmann and John McCoskric, seeking injunctive relief and damages in connection with certain actions taken by these individuals of and relating to the business activities of Ultra Open MRI of St. Petersburg, Tampa, et. al. The Company has alleged, among other things, that these individuals breached the terms of their employment agreements and the fiduciary duty owed. It is the opinion of the Company that these claims are meritorious and that the Company will ultimately prevail on the merits.

The Company has been named as a defendant in a lawsuit instituted by an Ultra principal in the Thirteenth Judicial Circuit Court of Florida alleging, among other things, default under a certain promissory note and compensation for services rendered. In the opinion of management and counsel, the claim is readily defensible and does not present significant exposure to the financial condition of the Company.

>From time to time the Company has been named as a defendant in a lawsuit. Management is of the opinion that none of the lawsuits would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

See Part I, Item 2.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the first quarter.

ITEM 5. OTHER INFORMATION

Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
--------

     None


Reports on Form 8-K
-------------------
    None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----

/S/ M. Lee Hulsebus        Chief Executive Officer,            May 15, 2001
------------------------   President, and Chairman
    M. Lee Hulsebus

/S/ Ross S. Seibert        Chief Financial Officer             May 15, 2001
------------------------
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       2001              2000
                                                                  -------------      -------------
                                                                   (unaudited)

ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    174,695       $    282,337
     Accounts receivable (net of contractual adjustments and
       allowances of $2,580,789 and $2,257,766)                      5,153,798          4,753,010
     Prepaid expenses and other assets                                  37,582             31,585
                                                                  -------------      -------------
               Total current assets                                  5,366,075          5,066,932
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  5,262,031          5,262,031
     Machinery and equipment                                           491,401            491,401
     Leasehold improvements                                            667,270            654,270
     Furniture and fixtures                                             77,174             77,174
                                                                  -------------      -------------
                                                                     6,497,876          6,484,876

          Less accumulated depreciation                             (2,838,064)        (2,618,595)
                                                                  -------------      -------------

Net property and equipment                                           3,659,812          3,866,281

Goodwill                                                             6,286,723          6,286,723
    Less accumulated amortization                                     (381,485)          (340,689)
                                                                  -------------      -------------

                                                                     5,905,238          5,946,034


Other assets                                                           231,237            218,550
                                                                  -------------      -------------
               Total assets                                       $ 15,162,362       $ 15,097,797
                                                                  =============      =============

See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                    2001               2000
                                                                -------------      -------------
                                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    842,380       $  1,061,919
     Accrued expenses                                                643,574            561,823
     Lines of credit                                               1,106,464            917,364
     Notes payable, related parties - current portion                446,984            435,160
     Notes payable - current portion                                 905,662            752,143
     Capital lease obligations - current portion                   1,210,973          1,137,220
                                                                -------------      -------------
               Total current liabilities                           5,156,037          4,865,629
                                                                -------------      -------------

Other liabilities:
     Notes payable, related parties - long term                            -             37,500
     Notes payable - long term                                       264,186            389,054
     Capital lease obligations - long term                         3,226,855          3,530,687
                                                                -------------      -------------
               Total liabilities                                   8,647,078          8,822,870
                                                                -------------      -------------

Minority interest                                                    267,200            218,913
                                                                -------------      -------------
Commitments and contingencies (note 9)

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                             -                  -
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                  -                  -
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                      -                  -
     Common stock, $.15 par value (100,000,000 shares
         authorized; 14,607,895 and 14,039,035 outstanding)        2,191,184          2,105,855
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   29,616,264         29,573,173
     Deferred stock compensation                                      19,880             52,737
     Accumulated deficit                                         (25,701,994)       (25,798,501)
                                                                -------------      -------------
               Total stockholders' equity                          6,248,084          6,056,014
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 15,162,362       $ 15,097,797
                                                                =============      =============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   2001                2000
                                               -------------      -------------

Net patient service revenue                    $  2,308,571       $  1,750,042

Operating expenses:
   Sales, general and administrative              1,993,189          1,640,944
                                               -------------      -------------

 Income from operations                             315,382            109,098

Other income (expense):
   Interest expense                                (170,719)          (168,360)
   Other income                                         131             23,789
                                               -------------      -------------
Income/(Loss) before minority interest              144,794            (35,473)

Minority interest                                   (48,287)            (9,684)
                                               -------------      -------------
Net Income/(Loss)                              $     96,507       $    (45,157)
                                               =============      =============

Earnings/(Loss) per share:

Earnings/(Loss) per share-basic                $       0.01       $      (0.01)
Earnings/(Loss) per share-diluted              $       0.01       $      (0.01)
Weighted average shares outstanding-basic        14,369,415          8,034,824
Weighted average shares outstanding-diluted      14,504,295          8,034,824


See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             For the Three Months ended March 31, 2001

                                           (unaudited)


                                                                             COMMON STOCK           ADDITIONAL
                                                                      ---------------------------    PAID-IN
                                                                          SHARES        AMOUNT       CAPITAL
                                                                      ------------- ------------- -------------
Balance, January 1, 2001                                                14,039,035  $  2,105,855  $ 29,573,173

Common stock issued for compensation, interest,
     services and principal of trade notes payable                         473,525        71,029         3,510

Common stock sold                                                           83,335        12,500         2,500

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                       12,000         1,800        37,081

Accrued stock compensation                                                       -             -             -

Net income for the three months ended March 31, 2001                             -             -             -
                                                                      ------------- ------------- -------------
Balance, March 31, 2001                                                 14,607,895  $  2,191,184  $ 29,616,264
                                                                      ============= ============= =============

(continued below)

                                                                         DEFERRED       ACCUMULATED
                                                            WARRANTS    COMPENSATION       DEFICIT          TOTAL
                                                         -------------  -------------   -------------   -------------
Balance, January 1, 2001                                 $    122,750   $     52,737    $(25,798,501)   $  6,056,014

Common stock issued for compensation, interest,
     services and principal of trade notes payable                  -              -               -          74,539

Common stock sold                                                   -              -               -          15,000

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan               -        (38,881)              -               -

Accrued stock compensation                                          -          6,024               -           6,024

Net income for the three months ended March 31, 2001                -              -          96,507          96,507
                                                         -------------  -------------   -------------   -------------
Balance, March 31, 2001                                  $    122,750   $     19,880    $(25,701,994)   $  6,248,084
                                                         =============  =============   =============   =============

See notes to consolidated financial statements.

                                                      F-4

                                     MIRACOR DIAGNOSTICS, INC.
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     2001             2000
                                                                                 ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                                           $    96,507      $   (45,157)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Stock paid for services and interest                                       59,889          371,737
           Compensation recognized relating to
              accrued employee stock grants and warrants                               6,024            1,935
           Minority interest                                                          48,287            9,684
           Depreciation and amortization                                             260,267          191,667
           Gain on refinance of capital lease obligation                                   -          (23,558)
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (400,788)        (212,255)
              Other assets                                                           (18,686)         (38,617)
              Accounts payable and accrued expenses                                 (137,788)        (230,756)
                                                                                 ------------     ------------
                     Net cash provided by (used in) operating activities             (86,288)          24,680
                                                                                 ------------     ------------

Cash flows from investing activities:
     Purchase of property and equipment                                              (13,000)         (17,870)
     Cash acquired in purchase of company                                                  -            1,083
                                                                                 ------------     ------------

                     Net cash used in investing activities                           (13,000)         (16,787)
                                                                                 ------------     ------------

Cash flows from financing activities:
     Increase in lines of credit                                                     189,100           54,772
     Proceeds from notes payable                                                     150,000                -
     Principal payments on notes payable, related parties                            (25,676)               -
     Principal payments on notes payable                                            (106,699)         (68,470)
     Principal payments on capital lease obligations                                (230,079)        (185,813)
     Proceeds from issuing common stock                                               15,000          191,016
                                                                                 ------------     ------------

           Net cash used in financing activities                                      (8,354)          (8,495)
                                                                                 ------------     ------------

Net decrease in cash and cash equivalents                                           (107,642)            (602)

Cash and cash equivalents, beginning of period                                       282,337          106,517
                                                                                 ------------     ------------

Cash and cash equivalents, end of period                                         $   174,695      $   105,915
                                                                                 ============     ============

See notes to consolidated financial statements.


                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                          2001         2000
                                                       ----------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                          $ 156,680    $ 117,421
     Income Taxes                                              -            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

  STOCK ISSUED FOR:

    COMPENSATION AND SERVICES:
     Legal, professional and employee services         $  46,539    $ 325,947
     Public relations and marketing expense                    -       29,064
     Directors' fees                                       5,000       11,626
     Interest expenses on notes payable                    8,350        5,100
                                                       ----------   ----------
                                                          59,889      371,737
                                                       ----------   ----------
    OTHER:
     Principal payments on notes payable                  14,650      122,724
                                                       ----------   ----------

                                                       $  74,539    $ 494,461
                                                       ==========   ==========

During the first quarter of 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation (`Ultra')in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160.

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
                                          =============                                  =============

During the first three months of 2001 and 2000, deferred compensation expense of $6,024 and $1,935 respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2001 and 2000
                                   (unaudited)


During the first quarter of 2000, the Company refinanced a capital lease obligation in which the Company issued 125,000 shares of Restricted Rule 144 common stock valued at $48,828, recognized a gain of $23,558 and obtained a new capital lease payable of $425,258. The new capital lease obligation has an annual interest rate of 12.5% and monthly payments of $11,303 for 48 months.

During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of Restricted Rule 144 common stock at an exercise price of $0.219 per share.

Pursuant to employee agreements, 12,000 shares of accrued employee common stock grants were issued and 536 shares of accrued employee common stock grants were cancelled in March 2001. Accordingly, deferred stock compensation of $38,881 was reclassified to common stock and additional paid-in capital in the first quarter of 2001.

See notes to consolidated financial statements.

                    MIRACOR DIAGNOSTICS,INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000


(1) STATEMENT OF INFORMATION FURNISHED

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2001, and the results of operations for the three month period ended March 31, 2001 and 2000 and cash flows for the three month period ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Due to the dispute with the principals from Ultra (see Note 8), financial information from Ultra is unavailable for the period March 1 through March 31, 2001. All balances relating to Ultra are as of February 28, 2001 and for the two months then ended. In the opinion of management, based upon Ultra's historical financial information, the omission of such financial information relating to Ultra does not materially impact the financial statements of the Company.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000


(2) EARNINGS/LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The following table sets forth the computations of basic and diluted earnings/(loss) per share for the three month periods ended March 31, 2001 and 2000:

                                                        Three Months Ended March 31,
                                                            2001             2000
                                                        ------------     ------------
Basic earnings/(loss) per share:

Net income (loss) available to common shareholders      $    96,507      $   (45,157)
                                                        ------------     ------------
Weighted average shares outstanding                      14,369,415        8,034,824

Basic earnings/(loss) per share                         $      0.01      $     (0.01)
                                                        ============     ============

Diluted earnings/(loss) per share:

Net income/(loss) available to common shareholders      $    96,507      $   (45,157)
                                                        ------------     ------------
Adjusted net income/(loss) available to common
   shareholders assuming conversion                          96,507          (45,157)
                                                        ------------     ------------

Weighted average shares outstanding                      14,369,415        8,034,824
Effect of dilutive securities:
    Warrants                                                 94,880                -
    Employee stock options                                        -                -
    Employee stock-based compensation awards                 40,000                -
                                                        ------------     ------------
Adjusted weighted average shares outstanding
    and assumed conversions                              14,504,295        8,034,824
                                                        ============     ============

Diluted earnings/(loss) per share                       $      0.01      $     (0.01)
                                                        ============     ============

Options and warrants to purchase 2,378,239 shares of common stock, at prices ranging from $28.00 to $0.219 per share, were outstanding during the three month period but not included in the March 31, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 30, 2001 to August 30, 2010, were still outstanding at March 31, 2001.

Options and warrants to purchase 1,068,180 shares of common stock, at prices ranging from $70.00 to $0.01 per share, were outstanding during the year but not included in the March 31, 2000 computation of diluted earnings/(loss) per share, because inclusion of securities would have an antidilutive effect on earnings/(loss) per share.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000


(3) GOODWILL

In connection with the Vision Diagnostics Inc. and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

(4) LINES OF CREDIT

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due June 2001, renewable for consecutive one-year periods. At March 31, 2001 and December 31, 2000, the outstanding balance was $1,032,578 and $848,723, respectively.

The Company has a line of credit with a bank at prime plus 1.75% under which the Company may borrow up to $50,000. At March 31, 2001 and December 31, 2000, the outstanding balance was $50,000.

The Company has a line of credit with a bank at 10.5% under which the Company may borrow up to $25,000. At March 31, 2000 and December 31, 2000, the outstanding balance was $23,886 and $18,641, respectively.


                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000


(5) NOTES PAYABLE
    -------------


Notes payable consisted of the following:
                                                                                  March 31,        December 31,
                                                                                    2001              2000
                                                                                -------------     -------------
   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002.                                                 $    263,069      $    299,031

   Note payable to an individual, interest at 10%, variable monthly payments
   through February 2003.                                                            157,788           165,788

   Note payable to a corporation, interest at 15%, due August 2001.                  150,000                 -

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002.                                                          135,099           141,749

   Note payable to bank, interest at 12%, monthly payments of $5,283, due
   April 2002.                                                                        64,099            77,748

   Note payable to an individual, monthly payments of $5,000.                         61,412            74,570

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004.                                                            66,130            70,761

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005.                                                         64,145            66,159

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002.                                                                  52,695            60,257

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002.                                                                 51,184            58,295

   Note payable to a bank, interest at 4% above discount rate, quarterly
   payments of $10,724, due January 2002.                                             37,244            46,555

   Note payable to a bank, interest at 8.5%, monthly payments of $1,819, due
   June 2002.                                                                         27,388            30,602

   Note payable to a bank, interest at 8%, monthly payments of $1,429, due
   December 2001.                                                                     13,782            16,430

   Note payable to a bank, interest at 13.9%, monthly payments of
   $1,249, due May 2002.                                                              11,870            14,055

   Note payable to a bank, interest at 12.25%, monthly payments of $796,
   due December 2001.                                                                  7,523             8,940

   Note payable to a bank, interest at prime plus 2%, monthly
   payments of $1,629, due May 2001.                                                   3,499             6,650

   Note payable to a bank, interest at 10%, monthly payments of $372,
   due October 2001.                                                                   2,921             3,607

                                                                                -------------     -------------
                                                                                $  1,169,848      $  1,141,197

   Less current portion                                                             (905,662)         (752,143)
                                                                                -------------     -------------
   Long-term portion                                                            $    264,186      $    389,054
                                                                                =============     =============


                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000



(6) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,083 and $1,458, respectively, as of March 31, 2001. During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at March 31, 2001 and at December 31, 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which are due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Each noteholder may elect to convert all or part of the note into shares of the Company's common stock at a conversion price of $0.60. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the three months ended March 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. The balance of these notes was $291,984 at March 31, 2001. It is the Company's position that the aforementioned notes were restructured on a short-term basis. This position is contested by the principals who claimed an event of default and the matter is presently in dispute (See note 8).

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

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000


(7) STOCKHOLDERS' EQUITY
    --------------------

COMMON STOCK

Pursuant to investment letters issued during 2000 with eight individuals, the Company received a total of $190,000 for the purchase of 388,600 shares of Restricted Rule 144 common stock at purchase prices ranging from $0.40 to $0.65 per share. All such shares have been issued.

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

In 2000, the Company entered into and subsequently terminated an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including
(1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. As of March 31, 2001, none of the warrants have been exercised. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

In May 2000, 7,500 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital in the second quarter of 2000.

During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of Restricted Rule 144 common stock at an exercise price of $0.219 per share.


In March 2001, 12,000 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $38,881 was reclassified to common stock and additional paid-in capital in the first quarter of 2001.

Pursuant to an investment letter dated March 5, 2001 with an individual, the Company received $15,000 for the purchase of 83,335 shares of Restricted Rule 144 common stock at purchase price of $0.18 per share. All such shares have been issued.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000

(7) Continued
    ---------

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

During the three months ended March 31, 2001 and 2000, 385,725 and 300,429 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonuses, compensation, interest, legal and professional services provided to the Company.


 (8)  ULTRA ACQUISITION
     -----------------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The notes payable to the principals are due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Each noteholder may elect to convert all or part of the note into shares of the Company's common stock at a conversion price of $0.60. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the three months ended March 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. The balance of these notes was $291,984 at March 31, 2001. It is the Company's position that the aforementioned notes were restructured on a short-term basis. This position is contested by the principals who claimed an event of default and the matter is presently in dispute. As a result of the dispute, accounting information from Ultra is unavailable for the period March 1 through March 31, 2001. All balances relating to Ultra are as of February 28, 2001 and for the two months then ended.

The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at March 31, 2001 and December 31, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three months ended March 31, 2001 and 2000.

(9) Recent Accounting Pronouncements
    --------------------------------
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

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