Form 10QSB
period 2001-06-30
MIRACOR DIAGNOSTICS INC
filed 2001-08-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended June 30, 2001.

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

As of August 10, 2001, Registrant had outstanding 15,745,265 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC Bulletin Board on August 10, 2001) was approximately $2,190,727.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2001 and
         December 31, 2000.................................................. F-1

         Consolidated Statements of Operations for the Three Months
         And Six Months Ended June 30, 2001 and 2000.......................  F-3

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 2001....................................  F-4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000    ..................................  F-5

         Notes to Consolidated Financial Statements........................  F-8

Item 2.  Management's Discussion and Analysis and Plan of Operation........   3


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   8

Item 2.  Changes in Securities.............................................   8

Item 3.  Defaults Upon Senior Securities...................................   8

Item 4.  Submission of Matters to a Vote of Security Holders...............   8

Item 5.  Other Information.................................................   8

Item 6.  Exhibits and Reports on Form 8-K..................................   8

PART I.  FINANCIAL INFORMATION

         This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K. All references to "us", "we", "Miracor", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.


ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended June 30, 2001.

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

The Company
-----------

         Miracor Diagnostics, Inc. was previously a development stage medical device company. In the third quarter of 1998, we redefined our business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of magnetic resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, we acquired the remaining 50% limited partnership interest in the Oak Brook center. Subsequently, our activities focused on improvement of our capital structure and operations of the acquired MRI centers. Additionally, we identify suitable acquisition targets to position the Company for growth.

         On February 9, 2000, we acquired 80% of Ultra Open MRI Holding Corporation ("Ultra"), an entity which owned three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. During 2001, the transaction was rescinded pursuant to a settlement agreement. We divested our holdings in Ultra and will receive approximately 2.5 million shares of Miracor's common stock in return. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in our consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable and goodwill associated with the acquisition are not included in our consolidated financial statements as of June 30, 2001. (see Part I, Item 1 "Notes to Consolidated Financial Statements" - Note 8).

         On June 1, 2001, we acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded with a loan from a third party. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $900,890 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years at an interest rate of 11.2% in monthly installments of $29,357.

         On June 1, 2001, we acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from one of our directors and officers. The acquisition was self-funded by this director and officer. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $107,273. Total assets were approximately $781,000 and total liabilities were approximately $688,000. The note payable to the seller is payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years.

         On June 1, 2001, we acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from one of our directors and officers. The acquisition was self-funded by this director and officer. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $10,698. Total assets were approximately $496,000 and total liabilities were approximately $489,000. The note payable to the seller is payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years.

Results of Operations
---------------------

         During 2001, we divested our holdings in Ultra pursuant to a settlement agreement, and will receive approximately 2.5 million of our common stock in return. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in our consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable and goodwill associated with the acquisition are not included in our consolidated financial statements as of June 30, 2001.

         The three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Net Revenue
------------

         Net patient service revenue for the three months ended June 30, 2001 was $1,961,001 compared to $2,180,718 for the three months ended June 30, 2000. The decrease of 10.1% is primarily attributed to the divesting of our holdings in Ultra, partly offset by increased scan volume and to a lesser extent, the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. Revenue from MRI centers are generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the three month periods in 2001 and 2000.

Operating Expenses
------------------

         Sales, general and administrative costs were $1,686,442 during the second quarter of 2001 as compared to $1,960,391 during the second quarter of 2000, representing a decrease of 14.0%. This decrease was primarily attributed to the divesting of our holdings in Ultra as well as to decreased marketing expenses resulting from a management cost control effort. These decreases were partly offset by the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC.

Net Income
----------

         Net income for the three month period ended June 30, 2001 was $107,546 as compared to the net income of $58,790 for the three month period ended June 30, 2000. The increase of 83% was primarily attributable to increased scan volume and to a lesser extent, the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. Basic and diluted earnings per common share were $0.01 for the second quarter of 2001 and 2000. Although net income increased by 83%, basic and diluted earnings per share remained consistent due to the increase in the weighted average number of common shares outstanding for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The number of shares do not include the cancellation of approximately 2.5 million common shares to be received pursuant to the Ultra settlement.

         The six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Net Revenue
------------

         Net patient service revenue for the six months ended June 30, 2001 was $4,269,572 compared to $3,930,990 for the six months ended June 30, 2000. The increase of 8.6% is primarily attributed to increased scan volume and to a lesser extent, the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC., partly offset by the divesting of our holdings in Ultra. Revenue from MRI centers are generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the six month periods in 2001 and 2000.

Operating Expenses
------------------

         Sales, general and administrative costs were $3,679,631 during the first six months of 2001 as compared to $3,601,335 during the same period ended June 30, 2000, representing an increase of 2.2%. This increase was primarily attributed to additional costs related to the increased scan volume and to a lesser extent, the costs associated with the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. These increases were partly offset by the divesting of our holdings in Ultra.

Net Income
----------

         Net income for the six month period ended June 30, 2001 was $204,053 as compared to the net income of $13,633 for the six month period ended June 30, 2000. The increase was primarily attributable to increased scan volume and to a lesser extent, to the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. Basic and diluted earnings per common share were $0.01 for the first six months 2001 and 2000. Although net income increased, basic and diluted earnings per share remained consistent due to the increase in the weighted average number of common shares outstanding for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The number of shares do not include the cancellation of approximately 2.5 million common shares to be received pursuant to the Ultra settlement.


Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2001 was $302,559 as compared to $282,337 at December 31, 2000, representing an increase of 7.2%.

         During the six months ended June 30, 2001, operating activities provided $212,497 of net cash. We received $344,864 from increases in lines of credit, $150,000 from the proceeds of notes payable and $15,000 as the proceeds from the issuance of common stock. During the six month period ended June 30, 2001, we made $204,719 of principal payments on notes payable, $25,676 of principal payments on notes payable to related parties, $431,893 of principal payments on capital lease obligations and purchased equipment of $68,088. During the six months ended June 30, 2001, we acquired cash of $64,852 in the purchase of three companies and forfeited cash of ($36,615) as a result of the Ultra settlement agreement. During the first two quarters of 2001, net cash provided by operating activities included net income of $204,053. Net income was offset by the change in other net assets (excluding cash) of ($665,924). This decrease in net assets (excluding cash) was compensated by

         - $138,081 in common stock paid for services and interest in lieu of cash,
         -        $478,263 in depreciation and amortization,
         -        $49,256 of minority interest, and
         -        $8,768 in accrued stock compensation expense.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($398,583) at June 30, 2001 as compared to a positive working capital of $201,303 at December 31, 2000. The deficit in working capital may require us to obtain funds in the short-term and in the longer term to continue to provide services in our current MRI centers and to acquire additional MRI centers.

         During June of 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions is being amortized on a straight-line basis over a twenty year period. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 along with accrued interest payable over 5 years. Envision Healthcare, LLC was acquired from one of our directors and officers with a note payable of $200,000 due to the seller, along with accrued interest over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors and officers with a note payable of $75,000 due to the seller, along with accrued interest is payable over 3 years.

         During the six month period ended June 30, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital in the first six months of 2001.

         Pursuant to an investment letter dated March 5, 2001 with an individual, the Company received $15,000 for the purchase of 83,335 shares of Restricted Rule 144 common stock at a purchase price of $0.18 per share. All such shares have been issued.

         During the first quarter of 2001, we issued a $150,000 note payable at a 15% interest rate, due November 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of Restricted Rule 144 common stock at an exercise price of $0.219 per share.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of
2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months.

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

         In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

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

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") Opinion No. 16. Business Combinations, and SFAS No. 38, Accounting for Proacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

         In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial portion or results of the operations of the Company.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         We have been named as a nominal defendant in a Federal action brought in the U.S. District Court for the Southern District of New York. The complaint is addressed against a former director for short-swing profits (i.e., purchases and sales of our securities within a six month period). The action is brought for our benefit. We were named as a party defendant solely in order to have all necessary parties before the court. At the present time, a complaint and answers have been filed and discovery has just started.

         We and certain of our subsidiaries commenced suit in the Circuit Court of the 13th Judicial District of the State of Florida, Hillsborough County, against former employees Frederick J. Bergmann and John McCoskrie, seeking injunctive relief and damages in connection with certain actions taken by these individuals of and relating to the business activities of Ultra Open MRI of St. Petersburg, Tampa, et. al. We alleged, among other things, that these individuals breached the terms of their employment agreements and the fiduciary duty owed. This lawsuit has been settled.

         We were named as a defendant in a lawsuit instituted by an Ultra principal in the Thirteenth Judicial Circuit Court of Florida alleging, among other things, default under a certain promissory note and compensation for services rendered. This lawsuit has been settled.

         Pursuant to the Ultra settlement agreement, we rescinded our purchase of 80% of Ultra and divested such holdings in return for approximately 2.5 million shares of our common stock. All related ancillary agreements between us and Ultra or its principals were also terminated.

         From time to time, we have been named as a defendant in lawsuits in the ordinary course of business. Management believes that none of the lawsuits would have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES

         See Part I, Item 2.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 18, 2001, Miracor held its Annual Meeting of Shareholders. A quorum was present to consider the following two items:

         1. To elect M. Lee Hulsebus to the Board of Directors until the annual meeting of shareholders to be held in the year 2004 and until each of his respective successors shall have been elected and qualified.

         2. To ratify the Board of Directors' appointment of Parks, Tschopp, Whitcomb & Orr, P.A. to serve as the Company's independent auditors for the current calendar year.

Both items passed with the required vote.


ITEM 5. OTHER INFORMATION

         Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
--------

     None


Reports on Form 8-K
-------------------
         We filed current reports on Forms 8-K and 8-K/A, which were issued on June 14, 2001 and August 13, 2001 respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----

/S/ M. Lee Hulsebus        Chief Executive Officer             August 14, 2001
------------------------
    M. Lee Hulsebus

/S/ Ross S. Seibert        Chief Financial Officer             August 14, 2001
------------------------
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                     June 30,        December 31,
                                                                       2001              2000
                                                                  -------------      -------------
                                                                   (Unaudited)

ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    302,559       $    282,337
     Accounts receivable (net of contractual adjustments and
       allowances of $3,381,145 and $2,257,766)                      4,283,006          4,753,010
     Prepaid expenses and other assets                                  39,823             31,585
                                                                  -------------      -------------
               Total current assets                                  4,625,388          5,066,932
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  5,083,120          5,262,031
     Machinery and equipment                                           304,146            491,401
     Leasehold improvements                                            724,289            654,270
     Furniture and fixtures                                             66,455             77,174
                                                                  -------------      -------------
                                                                     6,178,010          6,484,876

          Less accumulated depreciation                             (3,213,220)        (2,618,595)
                                                                  -------------      -------------

Net property and equipment                                           2,964,790          3,866,281

Goodwill                                                             5,761,032          6,286,723
    Less accumulated amortization                                     (376,069)          (340,689)
                                                                  -------------      -------------

                                                                     5,384,963          5,946,034


Other assets                                                           177,557            218,550
                                                                  -------------      -------------
               Total assets                                       $ 13,152,698       $ 15,097,797
                                                                  =============      =============

See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                    2001               2000
                                                                -------------      -------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    880,034       $  1,061,919
     Accrued expenses                                                815,476            561,823
     Lines of credit                                               1,188,342            917,364
     Notes payable, related parties - current portion                166,458            435,160
     Notes payable - current portion                                 967,610            752,143
     Capital lease obligations - current portion                   1,006,051          1,137,220
                                                                -------------      -------------
               Total current liabilities                           5,023,971          4,865,629
                                                                -------------      -------------

Other liabilities:
     Notes payable, related parties - long term                      263,542             37,500
     Notes payable - long term                                     1,370,093            389,054
     Capital lease obligations - long term                         2,696,274          3,530,687
                                                                -------------      -------------
               Total liabilities                                   9,353,880          8,822,870
                                                                -------------      -------------

Minority interest                                                      4,058            218,913
                                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                            --                 --
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                 --                 --
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                     --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 15,519,645 and 14,039,035 outstanding)        2,327,947          2,105,855
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   26,928,375         29,573,173
     Deferred stock compensation                                      10,136             52,737
     Accumulated deficit                                         (25,594,448)       (25,798,501)
                                                                -------------      -------------
               Total stockholders' equity                          3,794,760          6,056,014
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 13,152,698       $ 15,097,797
                                                                =============      =============

See notes to consolidated financial statements.

                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                              -----------------------------   -----------------------------
                                                  2001            2000            2001             2000
                                              -------------   -------------   -------------   -------------

Net patient service revenue                   $  1,961,001    $  2,180,718    $  4,269,572    $  3,930,990

Operating expenses:
   Sales, general and administrative             1,686,442       1,960,391       3,679,631       3,601,335
                                              -------------   -------------   -------------   -------------

 Income from operations                            274,559         220,327         589,941         329,655

Other income (expense):
  Interest expense                                (166,044)       (165,029)       (336,763)       (333,388)
  Other income                                          --           1,081             131          24,639
                                              -------------   -------------   -------------   -------------
Income before minority interest                    108,515          56,379         253,309          20,906

Minority interest                                     (969)          2,411         (49,256)         (7,273)
                                              -------------   -------------   -------------   -------------
Net Income                                    $    107,546    $     58,790    $    204,053    $     13,633
                                              =============   =============   =============   =============



Earnings per share:

Earnings per share-basic                      $       0.01    $       0.01    $       0.01    $       0.01
Earnings per share-diluted                    $       0.01    $       0.01    $       0.01    $       0.01
Weighted average shares outstanding-basic       15,333,444      10,984,573      14,854,093       9,499,499
Weighted average shares outstanding-diluted     15,444,949      11,369,416      14,966,012       9,823,576



See notes to consolidated financial statements.


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    For the Six Months Ended June 30, 2001

                                                  (Unaudited)


                                                                  COMMON STOCK            ADDITIONAL
                                                           ----------------------------    PAID-IN
                                                              SHARES        AMOUNT         CAPITAL
                                                           -------------  -------------  -------------
Balance, January 1, 2001                                     14,039,035   $  2,105,855   $ 29,573,173

Common stock issued for compensation, interest,
     services and principal of trade notes payable            1,362,775        204,417        (37,036)

Common stock sold                                                83,335         12,500          2,500

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan            34,500          5,175         46,194

Common stock to be cancelled related to the divesting of
     interest in Ultra Open MRI Holding Corporation                  --             --
                                                                                           (2,656,456)

Accrued stock compensation                                           --             --             --

Net income for the six months ended June 30, 2001                    --             --             --
                                                           -------------  -------------  -------------
Balance, June 30, 2001                                       15,519,645   $  2,327,947   $ 26,928,375
                                                           =============  =============  =============

(continued below)

                                                                           DEFERRED        ACCUMULATED
                                                             WARRANTS     COMPENSATION       DEFICIT          TOTAL
                                                           -------------  -------------   -------------   -------------
Balance, January 1, 2001                                   $    122,750   $     52,737    $(25,798,501)   $  6,056,014

Common stock issued for compensation, interest,
     services and principal of trade notes payable                   --             --              --         167,381

Common stock sold                                                    --             --              --          15,000

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                --        (51,369)             --              --

Common stock to be cancelled related to the divesting of
     interest in Ultra Open MRI Holding Corporation                  --             --              --      (2,656,456)

Accrued stock compensation                                           --          8,768              --           8,768

Net income for the six months ended June 30, 2001                    --             --         204,053         204,053
                                                           -------------  -------------   -------------   -------------
Balance, June 30, 2001                                     $    122,750   $     10,136    $(25,594,448)   $  3,794,760
                                                           =============  =============   =============   =============

See notes to consolidated financial statements.

                                                      F-4

                                MIRACOR DIAGNOSTICS, INC.
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             Six Months Ended June 30,
                                                                                 2001         2000
                                                                              ----------   ----------
Cash flows from operating activities:
     Net income                                                               $ 204,053    $  13,633
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services and interest                                 138,081      544,073
           Compensation recognized relating to
              accrued employee stock grants and warrants                          8,768       13,006
           Minority interest                                                     49,256        7,273
           Depreciation and amortization                                        478,263      414,915
           Gain on refinance of capital lease obligation                             --      (23,558)
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                              (584,250)    (521,738)
              Other assets                                                      (68,921)     (24,011)
              Accounts payable and accrued expenses                             (12,753)    (132,557)
                                                                              ----------   ----------
                     Net cash provided by operating activities                  212,497      291,036
                                                                              ----------   ----------

Cash flows from investing activities:
     Purchase of property and equipment                                         (68,088)     (42,324)
     Cash acquired in purchase of companies                                      64,852        1,083
     Cash forfeited in Ultra settlement                                         (36,615)          --
                                                                              ----------   ----------

                     Net cash used in investing activities                      (39,851)     (41,241)
                                                                              ----------   ----------

Cash flows from financing activities:
     Increase in lines of credit                                                344,864      223,227
     Proceeds from notes payable                                                150,000           --
     Principal payments on notes payable, related parties                       (25,676)      (5,000)
     Principal payments on notes payable                                       (204,719)    (183,733)
     Principal payments on capital lease obligations                           (431,893)    (389,340)
     Proceeds from issuing common stock                                          15,000      191,016
                                                                              ----------   ----------

                     Net cash used in financing activities                     (152,424)    (163,830)
                                                                              ----------   ----------

Net increase in cash and cash equivalents                                        20,222       85,965

Cash and cash equivalents, beginning of period                                  282,337      106,517
                                                                              ----------   ----------

Cash and cash equivalents, end of period                                      $ 302,559    $ 192,482
                                                                              ==========   ==========

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                           2001         2000
                                                       -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                          $  324,426   $  256,870
     Income Taxes                                             800          800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

  STOCK ISSUED FOR:

    COMPENSATION AND SERVICES:
     Legal, professional and employee services         $  121,231   $  468,212
     Public relations and marketing expense                    --       29,064
     Directors' fees                                        8,625       17,026
     Interest expense on notes payable                      8,225       29,771
                                                       -----------  -----------
                                                          138,081      544,073
                                                       -----------  -----------
    OTHER:
     Principal payments on notes payable                   29,300      106,200
                                                       -----------  -----------

                                                       $  167,381   $  650,273
                                                       ===========  ===========

During the first quarter of 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation (`Ultra')in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160. During 2001, the transaction was rescinded pursuant to a settlement agreement and the Company divested its holdings in Ultra, and will receive approximately 2.5 million shares of the Company's common stock and a release of the outstanding note payable obligation in return (see note 8).

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
                                          =============                                  =============

During the second quarter of 2001, the Company acquired the net assets of Laguna Niguel MRI, Inc. in exchange for a note payable of $1,250,000, the net assets of Envision Healthcare, LLC in exchange for a note payable of $200,000 and the net assets of Envision Open MRI, LLC in exchange for a note payable of $75,000.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


The net assets acquired for the above three acquisitions were as follows:

  Cash                                    $     64,852      Note Payable to a finance company    $  1,250,000
  Accounts receivable                          817,694      Due to officer/director                   275,000
  Property and equipment                     1,024,646      Direct costs of acquisition                48,750
  Other assets                                   5,361      Minority interest                           3,089
  Accounts payable and other liabilities      (265,044)     Goodwill                               (1,018,862)
  Capital lease obligations                   (992,021)
  Notes payable                                (97,511)
                                          -------------                                          -------------
                                          $    557,977                                           $    557,977
                                          =============                                          =============

During the first six months of 2001 and 2000, deferred compensation expense of $8,768 and $13,006 respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

Pursuant to employee agreements, 7,500 shares of accrued employee common stock grants were issued in May of 2000. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital during the first six months of 2000.

Pursuant to employee agreements, 34,500 shares of accrued employee common stock grants were issued and 536 shares of accrued employee common stock grants were cancelled during the six month period ended June 30 2001. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during the first six months of 2001.


See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS,INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2001, and the results of operations for the three month and six month periods ended June 30, 2001 and 2000 and cash flows for the six month period ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

During 2001, the Company divested its holdings in Ultra pursuant to a settlement agreement, and will receive approximately 2.5 million shares of the Company's common stock in return. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable and goodwill associated with the acquisition are not included in the consolidated financial statements of the Company as of June 30, 2001.

The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(2) EARNINGS PER COMMON SHARE
    -------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The following table sets forth the computations of basic and diluted earnings per share for the three month and six month periods ended June 30, 2001 and 2000:

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                                   2001          2000          2001          2000
                                               ------------  ------------  ------------  ------------
Basic earnings per share:
Net income available to common shareholders    $   107,546   $    58,790   $   204,053   $    13,633
                                               ------------  ------------  ------------  ------------
Weighted average shares outstanding             15,333,444    10,984,573    14,854,093     9,499,499

Basic earnings per share                       $      0.01   $      0.01   $      0.01   $      0.01
                                               ============  ============  ============  ============

Diluted earnings per share:
Net income available to common shareholders    $   107,546   $    58,790   $   204,053   $    13,633
                                               ------------  ------------  ------------  ------------
Adjusted net income available to common
   shareholders assuming conversion                107,546        58,790       204,053        13,633
                                               ------------  ------------  ------------  ------------

Weighted average shares outstanding             15,333,444    10,984,573    14,854,093     9,499,499

Effect of dilutive securities:
    Warrants                                        94,005       347,494        94,419       281,627
    Employee stock options                              --            --            --        11,722
    Employee stock-based compensation awards        17,500        37,349        17,500        30,728
                                               ------------  ------------  ------------  ------------
Adjusted weighted average shares outstanding
    and assumed conversions                     15,444,949    11,369,416    14,966,012     9,823,576
                                               ============  ============  ============  ============

Diluted earnings per share                     $      0.01   $      0.01   $      0.01   $      0.01
                                               ============  ============  ============  ============

Options and warrants to purchase 2,378,239 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the three month period but not included in the June 30, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 2,378,239 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the six month period but not included in the June 30, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 30, 2001 to August 30, 2010, were still outstanding at June 30, 2001.

Options and warrants to purchase 954,428 shares of common stock, at prices ranging from $0.625 to $28.00 per share, were outstanding during the three month period but not included in the June 30, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 390,723 shares of common stock, at prices ranging from $0.8125 to $28.00 per share, were outstanding during the six month period but not included in the June 30, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from July 19, 2000 to January 3, 2010, were outstanding at June 30, 2000.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000

(3) GOODWILL
    --------

In connection with the Vision Diagnostics Inc. and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years. During 2001, the Ultra transaction was rescinded pursuant to a settlement agreement and the Company divested its holdings in Ultra, and will receive approximately 2.5 million shares of Miracor's common stock in return. Goodwill associated with this acquisition of $1,544,553 is not included in the consolidated financial statements of the Company as of June 30, 2001.

In connection with the 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Open MRI, LLC and Envision Healthcare, LLC consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $970,112. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residential values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principal in the first interim period.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(3) CONTINUED
    ---------

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds it fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principal in the Company's statement of earnings.

As of the date of adoption of July 1, 2001, the Company has unamortized goodwill in the amount of $5,384,963, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $153,400 and $34,774 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.


(4) LINES OF CREDIT
    ---------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due September 2001, renewable for consecutive one-year periods. At June 30, 2001 and December 31, 2000, the outstanding balance was $1,188,342 and $848,723, respectively.

The Company had a line of credit with a bank at prime plus 1.75% under which the Company may borrow up to $50,000. At December 31, 2000, the outstanding balance was $50,000. As this line of credit relates to Ultra, it has not been included in the Company's consolidated financial statements as of June 30, 2001 (see Note
8).

The Company had a line of credit with a bank at 10.5% under which the Company may borrow up to $25,000. At December 31, 2000, the outstanding balance was $18,641. As this line of credit relates to Ultra, it has not been included in the Company's consolidated financial statements as of June 30, 2001 (see Note
8).

                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(5) NOTES PAYABLE
    -------------

Notes payable consisted of the following:

                                                                                     June 30,     December 31,
                                                                                       2001            2000
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 11.23%, due May, 2006            $ 1,250,000             --

   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002                                                         226,341    $   299,031

   Note payable to a corporation, interest at 15%, due November 2001                   150,000             --

   Note payable to an individual, interest at 10%, variable monthly payments
   through February 2003                                                               143,138        165,788

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002                                                             135,099        141,749

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              95,389             --

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005                                                            61,503         66,159

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               61,376         70,761

   Note payable to bank, interest at 12%, monthly payments of $5,283, due
   April 2002                                                                           50,033         77,748

   Note payable to an individual, monthly payments of $5,000                            47,907         74,570

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002                                                                     44,960         60,257

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002                                                                    44,024         58,295

   Note payable to a bank, interest at 4% above discount rate, quarterly
   payments of $10,724, due January 2002                                                27,933         46,555

   Note payable to a bank, interest at 8.5%, monthly payments of $1,819, due
   June 2002. This note relates to Ultra (see Note 8)                                       --         30,602

   Note payable to a bank, interest at 8%, monthly payments of $1,429, due
   December 2001. This note relates to Ultra (see Note 8)                                   --         16,430

   Note payable to a bank, interest at 13.9%, monthly payments of
   $1,249, due May 2002. This note relates to Ultra (see Note 8)                            --         14,055

   Note payable to a bank, interest at 12.25%, monthly payments of $796,
   due December 2001. This note relates to Ultra (see Note 8)                               --          8,940

   Note payable to a bank, interest at prime plus 2%, monthly
   payments of $1,629, due May 2001. This note relates to Ultra (see Note 8)                --          6,650

   Note payable to a bank, interest at 10%, monthly payments of $372,
   due October 2001. This note relates to Ultra (see Note 8)                                --          3,607

                                                                                   ------------   ------------
                                                                                   $ 2,337,703    $ 1,141,197

   Less current portion                                                               (967,610)      (752,143)
                                                                                   ------------   ------------
   Long-term portion                                                               $ 1,370,093    $   389,054
                                                                                   ============   ============

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(6) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,208 and $2,917, respectively, as of June 30, 2001. During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at June 30, 2001 and at December 31, 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which are due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the six months ended June 30, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. During 2001, the transaction was rescinded pursuant to a settlement agreement and the Company divested its holdings in Ultra, and will receive approximately 2.5 million shares of the Company's common stock in return. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of June 30, 2001 (see note 8).

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the nine month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest originally due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. The balance of these notes was $150,000 at June 30, 2001 and at December 31, 2000.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. The balance of these notes was $275,000 at June 30, 2001.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. During 2001, the Company divested its holdings in Ultra pursuant to a settlement agreement, and will receive 2,534,400 shares of the Company's common stock which will be cancelled. As a result of this transaction, equity was reduced by $2.66 million (see Note
8).

In 2000, the Company entered into and subsequently terminated an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including
(1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. As of March 31, 2001, none of the warrants have been exercised. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

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

During the six month period ended June 30, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital in the first six months of 2001.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(7) Continued
    ---------

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

During the six months ended June 30, 2001 and 2000, 719,225 and 653,489 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonuses, compensation, interest, legal and professional services provided to the Company.

During the six months ended June 30, 2001 and 2000, 678,050 and 570,055 shares, respectively, of Restricted 144 common stock were issued for employee bonuses, compensation, interest, legal and professional services provided to the Company.


(8)  ULTRA OPEN MRI HOLDING CORPORATION
     -----------------------------------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The notes payable to the principals are due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Each noteholder may elect to convert all or part of the note into shares of the Company's common stock at a conversion price of $0.60. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the six months ended June 30, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of June 30, 2001 (see below).

During 2001, the Ultra transaction was rescinded pursuant to a settlement agreement and the Company divested its holdings in Ultra, and will receive approximately 2.5 million shares of the Company's common stock in return. These shares are to be cancelled. As a result, equity in the amount of $2.66 million was reduced. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable and goodwill associated with the acquisition are not included in the consolidated financial statements of the Company as of June 30, 2001.

The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the six months ended June 30, 2001 and 2000.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(9)  2001 Acquisitions
     -----------------

The Company acquired three MRI centers located in California during June 2001. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions is being amortized on a straight-line basis over a twenty year period.

On June 1, 2001, the Company acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $900,890 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years (see Note 5).

On June 1, 2001, the Company acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from a director and officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $107,273. Total assets were approximately $781,000 and total liabilities were approximately $688,000. The note payable to the seller, along with accrued interest is payable over 3 years (see Note 6).

On June 1, 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director and officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $10,698. Total assets were approximately $496,000 and total liabilities were approximately $489,000. The note payable to the seller, along with accrued interest is payable over 3 years (see Note 6). The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at June 30, 2001. This principal's share of the LLC's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2001.

Had the acquisitions occurred January 1, 2000, consolidated net revenue for the six months ended June 30, 2000 would have been approximately $5.1 million, net income would have been approximately $29,848 and net income per share would have been $0.01. Consolidated net revenue for the year ended December 31, 2000 would have been approximately $11.2 million, net income would have been approximately $208,156 and net income per share would have been $0.01. These pro forma results are unaudited.

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the six months ended June 30, 2001 would have been approximately $5.4 million, net income would have been approximately $395,759 and net income per share would have been $0.02. These pro forma results are unaudited.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000


(10) Recent Accounting Pronouncements
     --------------------------------
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

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

In June 2001, the FASB issued SFAS No. 141 "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") Opinion No. 16. Business Combinations, and SFAS No. 38, Accounting for Proacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial portion or results of the operations of the Company.