Form 10QSB
period 2001-09-30
MIRACOR DIAGNOSTICS INC
filed 2001-11-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended September 30, 2001.

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

As of October 31, 2001, Registrant had outstanding 13,608,865 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC Bulletin Board on October 31, 2001) was approximately $1,733,052.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000.................................................. F-1

         Consolidated Statements of Operations for the Three Months
         And Nine Months Ended September 30, 2001 and 2000.................. F-3

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 2001............................... F-4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000    .............................. F-5

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

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion of Miracor Diagnostics' financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes there included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements
--------------------------

         This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K

The Company
-----------

         Miracor Diagnostics was previously a development stage medical device company. In the third quarter of 1998, we redefined our business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of magnetic resonance imaging (MRI) centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and the general partnership interest of another center in Oak Brook, Illinois. In April 1999, we acquired the remaining 50% limited partnership interest in the Oak Brook center. Subsequently, our activities focused on improvement of our capital structure and operations of the acquired MRI centers. Additionally, we identify suitable acquisition targets to position us for growth.

         On February 9, 2000, we acquired 80% of Ultra Open MRI Holding Corporation ("Ultra"), an entity which owned three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. During 2001, the transaction was rescinded pursuant to a settlement agreement. We relinquished our holdings in Ultra and cancelled approximately 2.5 million shares, effective February 28, 2001, of common stock in return. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in our consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable and goodwill associated with the acquisition are not included in our consolidated financial statements as of September 30, 2001. (see Part I, Item 1 "Notes to Consolidated Financial Statements" - Note 8).

         On June 1, 2001, we acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded with a loan from a third party. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $900,890, which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable of $1,250,000 to the third party, along with accrued interest is payable over 5 years at an interest rate of 11.2% in monthly installments of $29,357.

         On June 1, 2001, we acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from one of our directors and officers. The acquisition was self-funded by this director and officer. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $87,274. Total assets were approximately $801,000 and total liabilities were approximately $688,000. The note payable of $200,000 to the seller is payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years.

         On June 1, 2001, we acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center also was acquired from one of our directors and officers. The acquisition was self-funded by this director and officer. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $10,698. Total assets were approximately $496,000 and total liabilities were approximately $489,000. The note payable of $75,000 to the seller is payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years.

Results of Operations
---------------------

         During 2001, we relinquished our holdings in Ultra pursuant to a settlement agreement and cancelled approximately 2.5 million, effective February 28, 2001, of our common stock in return. As a result of this rescinded transaction, the value of our common stock and additional paid-in capital was reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893 respectively and are included in our consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in our consolidated financial statements as of September 30, 2001. As a result of the Ultra settlement, the weighted average number of shares outstanding computations for the three months and the nine months ended September 30, 2001 include the cancellation of approximately 2.5 million common shares as of February 28, 2001.

         The three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Net Revenue
------------

         Our net patient service revenue for the three months ended September 30, 2001 was $2,402,115 compared to $2,329,404 for the three months ended September 30, 2000. The increase of 3.1% is primarily attributed to increased scan volume and to the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC, partly offset by the relinquishing of our holdings in Ultra. Our revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the three month periods in 2001 and 2000.

Operating Expenses
------------------

         Our sales, general and administrative costs were $2,126,394 during the third quarter of 2001 as compared to $2,053,357 during the third quarter of 2000, representing an increase of 3.6%. This increase was primarily attributed to the increased operating costs related to the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. This increase was partly offset by the relinquishing of our holdings in Ultra as well as decreased marketing expenses resulting from a management cost control effort.


Net Income
----------

         Our net income for the three month period ended September 30, 2001 was $61,102 as compared to the net income of $75,659 for the three month period ended September 30, 2000. The decrease of 19.2% was primarily attributable to the relinquishing of our holdings in Ultra, partly offset by the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. Our basic and diluted earnings per common share were $0.01 for the third quarter of 2001 and 2000. Although our net income decreased by 19.2%, basic and diluted earnings per share remained consistent due to only a 2.5% increase in the relatively larger number of the weighted average number of common shares outstanding for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.


         The nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Net Revenue
------------

         Our net patient service revenue for the nine months ended September 30, 2001 was $6,671,687 compared to $6,260,545 for the nine months ended September 30, 2000. The increase of 6.6% is primarily attributed to increased scan volume and the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC., partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001. Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the nine month periods in 2001 and 2000.

Operating Expenses
------------------

         Our sales, general and administrative costs were $5,806,024 during the first nine months of 2001 as compared to $5,648,007 during the same period ended September 30, 2000, representing an increase of 2.8%. This increase was primarily attributed to additional costs related to the increased scan volume and to the increased operating costs related to the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. These increases were partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001.

Net Income
----------

         Our net income for the nine month period ended September 30, 2001 was $265,156 as compared to the net income of $89,292 for the nine month period ended September 30, 2000. The increase was primarily attributable to increased scan volume and to the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC, partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001. Our basic and diluted earnings per common share were $0.02 for the first nine months 2001 as compared to $0.01 for the same period ended September 30, 2000. Our basic and diluted earnings per share increased due to the approximately two fold increase in net income for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.


Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from operating cash flows and from the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2001 was $226,384 as compared to $282,337 at December 31, 2000, representing a decrease of 19.8%.

         During the nine months ended September 30, 2001, operating activities provided $474,786 of net cash. We received $342,281 from increases in lines of credit, $150,000 from the proceeds of notes payable and $15,000 as the proceeds from the issuance of common stock. During the nine month period ended September 30, 2001, we made $317,418 of principal payments on notes payable, $25,676 of principal payments on notes payable to related parties, $681,676 of principal payments on capital lease obligations and purchased equipment of $41,487. During the nine months ended September 30, 2001, we acquired cash of $64,852 in the purchase of three companies and forfeited cash of ($36,615) as a result of the Ultra settlement agreement. During the first three quarters of 2001, net cash provided by our operating activities included net income of $265,156. Our net income was offset by the change in other net assets (excluding cash) of ($774,583). This decrease in net assets (excluding cash) was compensated by

         - $183,581 in common stock paid for services and interest in lieu of cash,
         -        $736,096 in depreciation and amortization,
         -        $53,816 of minority interest, and
         -        $10,720 in accrued stock compensation expense.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($409,671) at September 30, 2001 as compared to a positive working capital of $201,303 at December 31, 2000. The deficit in working capital may require us to obtain funds in the longer term to acquire additional MRI centers.

         During June of 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions of $998,862 is being amortized on a straight-line basis over a twenty year period. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 along with accrued interest payable at 11.23% per annum due over 5 years. Envision Healthcare, LLC was acquired from one of our directors and officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum due over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors and officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years.

         During the nine month period ended September 30, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital in the first nine months of 2001.

         Pursuant to an investment letter dated March 5, 2001 with an individual, we received $15,000 for the purchase of 83,335 shares of Restricted Rule 144 common stock at a purchase price of $0.18 per share. All such shares have been issued.

           During the first quarter of 2001, we issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.219 per share. On August 28, 2001, we awarded the noteholder warrants to purchase 75,000 shares of common stock at an exercise price of $0.219 per share as consideration for extending the due date by three months.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders is $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of
2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the notes by an additional twelve months.

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

Recent Accounting Pronouncements
--------------------------------

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on our operations or financial position.

         In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on our financial statements.

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted in years beginning after June 15, 2000. We do not hold derivative instruments or engage in hedging activities. We implemented Statement 133 beginning in the first quarter of its fiscal year ending December 31, 2001, with no effect on our financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") Opinion No. 16. Business Combinations, and SFAS No. 38, Accounting for Proacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement is not expected to have a significant impact on our financial position or results of operation.

         In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.

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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----

/S/ M. Lee Hulsebus        Chief Executive Officer             November 14, 2001
------------------------
    M. Lee Hulsebus

/S/ Ross S. Seibert        Chief Financial Officer             November 14, 2001
------------------------
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                   September 30,      December 31,
                                                                       2001              2000
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    226,384       $    282,337
     Accounts receivable (net of contractual adjustments and
       allowances of $3,605,176 and $2,257,766)                      4,118,435          4,753,010
     Prepaid expenses and other assets                                  84,740             31,585
                                                                  -------------      -------------
               Total current assets                                  4,429,559          5,066,932
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  5,083,120          5,262,031
     Machinery and equipment                                           393,730            491,401
     Leasehold improvements                                            745,217            654,270
     Furniture and fixtures                                             66,455             77,174
                                                                  -------------      -------------
                                                                     6,288,522          6,484,876

          Less accumulated depreciation                             (3,430,988)        (2,618,595)
                                                                  -------------      -------------

Net property and equipment                                           2,857,534          3,866,281

Goodwill                                                             5,741,032          6,286,723
    Less accumulated amortization                                     (415,369)          (340,689)
                                                                  -------------      -------------

                                                                     5,325,663          5,946,034

Other assets                                                           164,414            218,550
                                                                  -------------      -------------
               Total assets                                       $ 12,777,170       $ 15,097,797
                                                                  =============      =============

See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                September 30,       December 31,
                                                                    2001               2000
                                                                -------------      -------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    844,476       $  1,061,919
     Accrued expenses                                                590,344            561,823
     Lines of credit                                               1,185,759            917,364
     Notes payable, related parties - current portion                200,833            435,160
     Notes payable - current portion                                 981,093            752,143
     Capital lease obligations - current portion                   1,036,725          1,137,220
                                                                -------------      -------------
               Total current liabilities                           4,839,230          4,865,629
                                                                -------------      -------------

Other liabilities:
     Notes payable, related parties - long term                      229,167             37,500
     Notes payable - long term                                     1,214,793            389,054
     Capital lease obligations - long term                         2,552,929          3,530,687
                                                                -------------      -------------
               Total liabilities                                   8,836,119          8,822,870
                                                                -------------      -------------

Minority interest                                                      8,618            218,913
                                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                            --                 --
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                 --                 --
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                     --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 13,383,865 and 14,039,035 outstanding)        2,007,580          2,105,855
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,323,360         29,573,173
     Deferred stock compensation                                      12,088             52,737
     Accumulated deficit                                         (25,533,345)       (25,798,501)
                                                                -------------      -------------
               Total stockholders' equity                          3,932,433          6,056,014
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 12,777,170       $ 15,097,797
                                                                =============      =============

See notes to consolidated financial statements.

                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                              --------------------------------    -------------------------------
                                                   2001             2000               2001             2000
                                               -------------    -------------      -------------   -------------
Net patient service revenue                    $  2,402,115     $  2,329,404       $  6,671,687    $  6,260,545

Operating expenses:
   Sales, general and administrative              2,126,394        2,053,357          5,806,024       5,648,007
                                               -------------    -------------      -------------   -------------

 Income from operations                             275,721          276,047            865,663         612,538

Other income (expense):
  Interest expense                                 (210,059)        (180,901)          (546,822)       (520,974)
  Other income                                           --            1,306                131          25,794
                                               -------------    -------------      -------------   -------------
Income before minority interest                      65,662           96,452            318,972         117,358

Minority interest                                    (4,560)         (20,793)           (53,816)        (28,066)
                                               -------------    -------------      -------------   -------------
Net Income                                     $     61,102     $     75,659       $    265,156    $     89,292
                                               =============    =============      =============   =============

Earnings per share:

Earnings per share-basic                       $       0.01     $       0.01       $       0.02    $       0.01
Earnings per share-diluted                     $       0.01     $       0.01       $       0.02    $       0.01
Weighted average shares outstanding-basic        13,184,712       12,835,603         13,158,928      11,579,790
Weighted average shares outstanding-diluted      13,296,523       13,014,451         13,270,534      11,951,509

See notes to consolidated financial statements.


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    For the Nine Months Ended September 30, 2001

                                                  (Unaudited)

                                                                  COMMON STOCK            ADDITIONAL
                                                           ----------------------------    PAID-IN
                                                              SHARES        AMOUNT         CAPITAL
                                                           -------------  -------------  -------------
Balance, January 1, 2001                                     14,039,035   $  2,105,855   $ 29,573,173

Common stock issued for compensation, interest,
     services and principal of trade notes payable            1,761,395        264,210        (22,211)

Common stock sold                                                83,335         12,500          2,500

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan            34,500          5,175         46,194

Common stock cancelled related to the relinquishing of
     interest in Ultra Open MRI Holding Corporation          (2,534,400)      (380,160)    (2,276,296)

Accrued stock compensation                                           --             --             --

Net income for the nine months ended September 30, 2001              --             --             --
                                                           -------------  -------------  -------------
Balance, September 30, 2001                                  13,383,865   $  2,007,580   $ 27,323,360
                                                           =============  =============  =============

(continued below)

                                                                           DEFERRED        ACCUMULATED
                                                             WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                           -------------  -------------   -------------  -------------
Balance, January 1, 2001                                   $    122,750   $     52,737    $(25,798,501)  $ 6,056,014

Common stock issued for compensation, interest,
     services and principal of trade notes payable                   --             --              --       241,999

Common stock sold                                                    --             --              --        15,000

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                --        (51,369)             --            --

Common stock cancelled related to the relinquishing of
     interest in Ultra Open MRI Holding Corporation                  --             --              --    (2,656,456)

Accrued stock compensation                                           --         10,720              --        10,720

Net income for the nine months ended September 30, 2001              --             --         265,156       265,156
                                                           -------------  -------------   -------------   -----------
Balance, September 30, 2001                                $    122,750   $     12,088    $(25,533,345)  $ 3,932,433
                                                           =============  =============   ============= =============

See notes to consolidated financial statements.

                                                      F-4

                                MIRACOR DIAGNOSTICS, INC.
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                                 2001          2000
                                                                              ----------    ----------
Cash flows from operating activities:
     Net income                                                               $ 265,156     $  89,292
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services and interest                                 183,581       598,997
           Compensation recognized relating to
              accrued employee stock grants and warrants                         10,720        20,150
           Minority interest                                                     53,816        28,066
           Depreciation and amortization                                        736,096       656,205
           Gain on refinance of capital lease obligation                             --       (23,558)
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                              (399,678)     (916,128)
              Other assets                                                     (101,462)       (2,012)
              Accounts payable and accrued expenses                            (273,443)      (45,897)
                                                                              ----------    ----------
                     Net cash provided by operating activities                  474,786       405,115
                                                                              ----------    ----------

Cash flows from investing activities:
     Purchase of property and equipment                                         (41,487)      (76,872)
     Cash acquired in purchase of companies                                      64,852         1,083
     Cash forfeited in Ultra settlement                                         (36,615)           --
                                                                              ----------    ----------

                     Net cash used in investing activities                      (13,250)      (75,789)
                                                                              ----------    ----------

Cash flows from financing activities:
     Increase in lines of credit                                                342,281       314,303
     Proceeds from notes payable, related parties                                    --       150,000
     Proceeds from notes payable                                                150,000            --
     Principal payments on notes payable, related parties                       (25,676)      (67,500)
     Principal payments on notes payable                                       (317,418)     (269,156)
     Principal payments on capital lease obligations                           (681,676)     (604,885)
     Proceeds from issuing common stock                                          15,000       213,181
                                                                              ----------    ----------

                     Net cash used in financing activities                     (517,489)     (264,057)
                                                                              ----------    ----------

Net increase in cash and cash equivalents                                       (55,953)       65,269

Cash and cash equivalents, beginning of period                                  282,337       106,517
                                                                              ----------    ----------

Cash and cash equivalents, end of period                                      $ 226,384     $ 171,786
                                                                              ==========    ==========

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                           2001         2000
                                                       -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                          $  545,701   $  410,610
     Income Taxes                                             800          900

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

  STOCK ISSUED FOR:

    COMPENSATION AND SERVICES:
     Legal, professional and employee services         $  155,432   $  505,864
     Public relations and marketing expense                    --       37,064
     Directors' fees                                       12,793       20,146
     Interest expense on notes payable                     15,356       35,923
                                                       -----------  -----------
                                                          183,581      598,997
                                                       -----------  -----------
    OTHER:
     Principal payments on notes payable                   58,418      169,913
     Capitalized costs - Ultra/Swartz Offerings                         29,010
                                                       -----------  -----------

                                                       $  241,999   $  797,920
                                                       ===========  ===========

During the first quarter of 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation (`Ultra') in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160. During 2001, the transaction was rescinded pursuant to a settlement agreement. The Company relinquished its holdings in Ultra, cancelled the 2,534,400 shares of the Company's common stock and was released of the outstanding note payable obligation in return (see note 8).

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
                                          =============                                  =============

During the second quarter of 2001, the Company acquired the net assets of Laguna Niguel MRI, Inc. in exchange for a note payable of $1,250,000, the net assets of Envision Healthcare, LLC in exchange for a note payable of $200,000 and the net assets of Envision Open MRI, LLC in exchange for a note payable of $75,000 (see note 9).

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

The net assets acquired for the above three acquisitions were as follows:

  Cash                                    $     64,852      Note Payable to a finance company    $  1,250,000
  Accounts receivable                          837,694      Due to officer/director                   275,000
  Property and equipment                     1,024,646      Direct costs of acquisition                48,750
  Other assets                                   5,361      Minority interest                           3,089
  Accounts payable and other liabilities      (265,044)     Goodwill                                 (998,862)
  Capital lease obligations                   (992,021)
  Notes payable                                (97,511)
                                          -------------                                          -------------
                                          $    577,977                                           $    577,977
                                          =============                                          =============

In 2001, the Company entered into two capital lease agreements with a financing company. One of the agreements finances medical equipment with a purchase price of $78,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $1,654. The other agreement finances leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622.

During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.219 per share. On August 28, 2001, the Company awarded the noteholder warrants to purchase 75,000 shares of common stock at an exercise price of $0.219 per share as consideration for extending the due date by three months.

During the first nine months of 2001 and 2000, deferred compensation expense of $10,720 and $20,150 respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to employee agreements, 34,500 shares of accrued employee common stock grants were issued and 536 shares of accrued employee common stock grants were cancelled during the nine month period ended September 30, 2001. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during the first nine months of 2001.

Pursuant to employee agreements, 7,500 shares of accrued employee common stock grants were issued in May of 2000. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital during May of 2000.

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

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the nine month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest originally due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. The balance of these notes was $150,000 at September 30, 2001 and at December 31, 2000.

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS,INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2001, and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month period ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

During 2001, the Company relinquished its holdings in Ultra pursuant to a settlement agreement and cancelled approximately 2.5 million shares, effective February 28, 2001, of common stock in return. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable and goodwill associated with the acquisition are not included in the consolidated financial statements of the Company as of September 30, 2001.

The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

              For the Nine Months Ended September 30, 2001 and 2000

(2) EARNINGS PER COMMON SHARE
    -------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The following table sets forth the computations of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2001 and 2000:

                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                  2001          2000                2001           2000
                                              ------------  ------------        ------------   ------------
Basic earnings per share:
Net income available to common shareholders   $    61,102   $    75,659         $   265,156    $    89,292
                                              ------------  ------------        ------------   ------------
Weighted average shares outstanding            13,184,712    12,835,603          13,158,928     11,579,790

Basic earnings per share                      $      0.01   $      0.01         $      0.02    $      0.01
                                              ============  ============        ============   ============

Diluted earnings per share:
Net income available to common shareholders   $    61,102   $    75,659         $   265,156    $    89,292
                                              ------------  ------------        ------------   ------------
Adjusted net income available to common
   shareholders assuming conversion                61,102        75,659             265,156         89,292
                                              ------------  ------------        ------------   ------------
Weighted average shares outstanding            13,184,712    12,835,603          13,158,928     11,579,790

Effect of dilutive securities:
    Warrants                                       94,311        96,352              94,106        339,328
    Employee stock options                             --            --                  --          9,407
    Employee stock-based compensation awards       17,500        82,496              17,500         22,984
                                              ------------  ------------        ------------   ------------
Adjusted weighted average shares outstanding
    and assumed conversions                    13,296,523    13,014,451          13,270,534     11,951,509
                                              ============  ============        ============  ============

Diluted earnings per share                    $      0.01   $      0.01         $      0.02   $      0.01
                                              ============  ============        ============  ============

Options and warrants to purchase 2,333,668 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the three month period but not included in the September 30, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 2,333,668 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the nine month period but not included in the September 30, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 31, 2002 to August 30, 2010, were still outstanding at September 30, 2001.

Options and warrants to purchase 1,784,961 shares of common stock, at prices ranging from $0.26 to $28.00 per share, were outstanding during the three month period but not included in the September 30, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 875,287 shares of common stock, at prices ranging from $0.63 to $28.00 per share, were outstanding during the nine month period but not included in the September 30, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 30, 2001 to August 30, 2010, were outstanding at September 30, 2000.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

(3) GOODWILL
    --------

In connection with the Vision Diagnostics Inc. and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 40 years. During 2001, the Ultra transaction was rescinded pursuant to a settlement agreement. The Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares, effective February 28, 2001, of the Company's common stock in return. Goodwill associated with this acquisition of $1,544,553 is not included in the consolidated financial statements of the Company as of September 30, 2001.

In connection with the 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Open MRI, LLC and Envision Healthcare, LLC consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $998,862. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

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

              For the Nine Months Ended September 30, 2001 and 2000

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

As of the date of adoption of July 1, 2001, the Company has unamortized goodwill in the amount of $5,384,963, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $111,586 and $153,400 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. Adoption of Statement 141 is not expected to have a significant impact on our financial position or results of operation. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the
Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.

(4) LINES OF CREDIT
    ---------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due December 2001, renewable for consecutive one-year periods. At September 30, 2001 and December 31, 2000, the outstanding balance was $1,185,759 and $848,723, respectively.

The Company had two lines of credit with two banks. At December 31, 2000, the outstanding balance was $68,641. As these lines of credit relate to Ultra, they have not been included in the Company's consolidated financial statements as of September 30, 2001 (see Note 8).

                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

(5) NOTES PAYABLE
    -------------

Notes payable consisted of the following:

                                                                                   September 30,   December 31,
                                                                                       2001            2000
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 11.23%, due May, 2006            $ 1,246,698             --

   Note payable to a corporation, interest at 15%, due November 2001                   150,000             --

   Note payable to an individual, interest at 10%, variable monthly payments
   through February 2003                                                               131,138        165,788

   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002                                                         118,836    $   299,031

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, due March 2002                                                             112,980        141,749

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              88,911             --

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005                                                            58,791         66,159

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               56,497         70,761

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002                                                                     37,014         60,257

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002                                                                    36,813         58,295

   Note payable to bank, interest at 12%, monthly payments of $5,283, due
   April 2002                                                                           35,542         77,748

   Note payable to an individual, monthly payments of $5,000                            34,044         74,570


   Note payable to a bank, interest at 4% above discount rate, quarterly
   payments of $10,724, due January 2002                                                18,622         46,555

   Various notes payable to banks, interest ranging from 8% to 13.9%.  These
   notes relate to Ultra and are no longer obligations of the Company (see note 8)          --         80,284

                                                                                   ------------   ------------
                                                                                   $ 2,195,886    $ 1,141,197

   Less current portion                                                               (981,093)      (752,143)
                                                                                   ------------   ------------
   Long term portion                                                               $ 1,214,793    $   389,054
                                                                                   ============   ============

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

(6) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $1,333 and $4,375, respectively, as of September 30, 2001. During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at September 30, 2001 and at December 31, 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the nine months ended September 30, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. During 2001, the purchase transaction was rescinded pursuant to a settlement agreement. The Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares, effective February 28, 2001, of common stock in return. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of September 30, 2001 (see note 8).

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the nine month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest originally due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the notes by an additional twelve months. The balance of these notes was $150,000 at September 30, 2001 and at December 31, 2000.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. The balance of these notes was $275,000 at September 30, 2001.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. During 2001, the Company relinquished its holdings in Ultra pursuant to a settlement agreement and cancelled the 2,534,400 shares of the Company's common stock. As a result of this transaction, common stock and additional paid-in capital were reduced by $2,656,456 (see note 8). Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the three months and the nine months ended September 30, 2001 include the cancellation of the 2,534,400 common shares as of February 28, 2001.

In 2000, the Company entered into and subsequently terminated an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including
(1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. As of September 30, 2001, none of the warrants have been exercised. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

In May 2000, 7,500 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital in May of 2000.

During the nine month period ended September 30, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital in the first nine months of 2001.

During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.219 per share. On August 28, 2001, the Company awarded the noteholder warrants to purchase 75,000 shares of common stock at an exercise price of $0.219 per share as consideration for extending the due date by three months.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

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

During the nine months ended September 30, 2001 and 2000, 992,845 and 1,134,849 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

During the nine months ended September 30, 2001 and 2000, 803,050 and 742,055 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

(8)  ULTRA OPEN MRI HOLDING CORPORATION
     -----------------------------------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The notes payable to the principals were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. Each noteholder may elect to convert all or part of the note into shares of the Company's common stock at a conversion price of $0.60. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the nine months ended September 30, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of September 30, 2001.

During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement Agreement. The Company relinquished its holdings in Ultra and cancelled 2,534,400 shares of the Company's common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893 respectively and are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of September 30, 2001. Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the three months and the nine months ended September 30, 2001 include the cancellation of the 2,534,400 common shares as of February 28, 2001.

The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the nine months ended September 30, 2001 and 2000.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

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

On June 1, 2001, the Company acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from a director and officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $87,274. Total assets were approximately $801,000 and total liabilities were approximately $688,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 6).

On June 1, 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director and officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $10,698. Total assets were approximately $496,000 and total liabilities were approximately $489,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 6). The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at September 30, 2001. This principal's share of the center's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three and nine month periods ended september 30, 2001.

Had the acquisitions occurred January 1, 2000, consolidated net revenue for the nine months ended September 30, 2000 would have been approximately $8.1 million, net income would have been approximately $146,000 and net income per share would have been $0.01. Consolidated net revenue for the year ended December 31, 2000 would have been approximately $11.2 million, net income would have been approximately $208,156 and net income per share would have been $0.01. These pro forma results are unaudited.

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the nine months ended September 30, 2001 would have been approximately $7.8 million, net income would have been approximately $485,000 and net income per share would have been $0.04. These pro forma results are unaudited.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000

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

In June 2001, the FASB issued SFAS No. 141 "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") Opinion No. 16. Business Combinations, and SFAS No. 38, Accounting for Proacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operation of the Company.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.

(11) SUBSEQUENT EVENT
     ----------------
As a result of increased scan volume, the Company expanded its Toledo, Ohio operations by opening a new site in Perryburg, Ohio in October 2001. Therefore as of September 2001, the Company entered into two capital lease agreements with a financing company for medical equipment plus leasehold improvements at this new Perysburg MRI center. One of the agreements finances medical equipment with a purchase price of $78,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $1,654. The other agreement finances leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622. As of October 2001, the Company entered into a capital lease agreement with a financing company for MRI equipment at a purchase price of $1,113,000 over a sixty-seven month period with interest of 11.54% and a monthly payment of $23,615.