Form 10KSB
period 2001-12-31
MIRACOR DIAGNOSTICS INC
filed 2002-03-28
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-KSB
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2001.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $9,344,867.

As of March 15, 2002, Registrant had outstanding 14,017,865 shares of the Registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on March 15, 2002) was approximately $2,630,208.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 18, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of the Business........................................1

Item 2.   Description of Property............................................6

Item 3.   Legal Proceedings..................................................7

Item 4.   Submission of Matters to a Vote of Security Holders................7


                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ...........................................................8

Item 6.   Management's Discussion and Analysis and Plan of Operation.........8

Item 7.   Financial Statements..............................................14

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................14


                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act.................15

Item 10.  Executive Compensation............................................16

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................16

Item 12.  Certain Relationships and Related Transactions....................16


                              PART IV

Item 13.  Exhibits and Reports on Form 8-K..................................18

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


ITEM 1.  DESCRIPTION OF THE BUSINESS

Overview
--------

         Miracor Diagnostics, Inc. was previously a development stage medical device company. In the third quarter of 1998, we redefined our business focus to medical diagnostic imaging services and emerged as an operating company through the acquisition of several magnetic resonance imaging (MRI) centers. Subsequently, we focused on improvement of our capital structure and operations of the acquired MRI centers. Additionally, we identified suitable acquisition targets to position us for growth.

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

         During June 2001, we acquired MRI centers located in California. Laguna Niguel MRI, Inc. is an MRI center located in Laguna Niguel, California. Envision Healthcare, LLC, is an MRI center located in Long Beach, California. We also acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California.

         On October 1, 2001 we opened a start-up MRI center located in Perrysburg, Ohio. On February 11, 2002, we opened our ninth MRI center located in Woodridge, Illinois through an asset purchase agreement.

         Our mission is to establish a growing and profitable diagnostic imaging company based on maintaining the highest level of business integrity and continually striving to improve the level of service to our referring physicians and their patients.

         We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets.

         We provide medical diagnostic imaging services through the operation of our nine centers. Our principal executive office is located at 9191 Towne Centre Drive, Suite 400, San Diego, California 92122. Our telephone number is 858/455-7127, and our website is www.miracor.net.

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

Acquisitions
------------

         During 1998, we acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates ("Vision"). Vision was in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc. and Regional MRI of Toledo, Inc and West Regional MRI Limited Partnership. This acquisition included medical diagnostic imaging centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and Oak Brook, Illinois.

         On February 9, 2000, we acquired 80% of Ultra Open MRI Holding Corporation, an entity which owned three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. The purchase was in the form of a convertible note for 20% and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals was due in variable payments totaling $380,160 plus accrued interest. The acquisition was accounted for as a purchase in 2000. During 2001, the transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, we relinquished our holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. As a result of this rescinded transaction, the carrying amount of our common stock and additional paid-in capital was reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893, respectively and are included in our consolidated financial statements for the year ended December 31, 2001. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in our consolidated financial statements as of December 31, 2001. (see Part II, Item 7 "Notes to Consolidated Financial Statements" - Note
2).

         On June 1, 2001, we acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded with a loan from a third party. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793, which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable of $1,250,000 to the third party, along with accrued interest is payable over 5 years at an interest rate of 11.2% in monthly installments of $29,357.

         On June 1, 2001, we acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from one of our directors/officers. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The convertible note payable of $200,000 to the seller is payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years.

         On June 1, 2001, we acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center also was acquired from one of our directors/officers. The acquisition was via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The convertible note payable of $75,000 to the seller is payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years.

         We plan to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search on opportunities that are located near our existing MRI centers. We may seek a business opportunity in the form of centers, which have recently commenced operations or are mature businesses.

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

Subsequent Event
----------------

         On February 11, 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. We assumed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $1,066,000 with a monthly installment payment of $30,050 over 45 months with an interest rate of 10.75%.

Risk Factors
------------

         Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Miracor.

Accumulated Deficit; Uncertainty of Future Profitability

         At December 31, 2001, we had an accumulated deficit of approximately $25,469,000 which includes losses from our prior operations in the oil and gas business, medical device industry and from our first two years of operating in the medical diagnostic imaging business.

         Our ability to achieve profitability depends upon our ability to successfully market our medical diagnostic imaging business, of which there can be no assurance. In addition, we will seek to continue to acquire additional medical diagnostic imaging operations, but there can be no assurances that we will be able to identify any additional operations that we deem suitable for acquisition, or that if we do identify such operations, that any of them will be successfully acquired, developed and commercialized.

Need for Additional Capital

         We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. Our capital sources have consisted primarily of income from operations, borrowings under our credit facility and borrowings under secured leases. Our ability to accomplish our goals and to execute our business strategy depend on our continued ability to access capital on appropriate terms. Our growth could be limited and our existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement our business strategy successfully.

No Assurance of Identification or Acquisition of Additional Operations

         From time to time, if our resources allow, we intend to explore the acquisition of additional medical diagnostic imaging operations. There can be no assurance, however, that we will be able to identify any additional magnetic resonant imaging operations and, even if suitable operations are identified, there can be no assurance that we will have sufficient funds to acquire any such operations or that any such operations will ultimately be viable.

Government Regulations

         Our operations are subject to extensive government regulations in the United States. In order to operate our medical diagnostics imaging equipment, we must satisfy numerous mandatory procedures, regulations, and safety standards established by the federal and state regulatory agencies. There can be no assurance that we can successfully comply with all government regulations.

Competition

         The medical diagnostic imaging industry is intensely competitive, particularly in terms of price, quality and marketing. Some competitors are better established and have substantially greater financial, marketing and other resources than us. Further, most of our competitors have been in existence for a substantially longer period of time and may be better established in those markets where we intend to sell our services. As a result of our relative lack of financial, marketing and other resources, there can be no assurance that we will be able to market our MRI services successfully, or compete in the diagnostic imaging industry.

Health Care Reform and Related Measures; Uncertainty of Pricing and
Reimbursement

         The levels of revenues and profitability of medical diagnostic imaging operations may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although we cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care services may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could have a material adverse effect on us.

         Whether a medical procedure is subject to reimbursement from third party payors impacts upon the likelihood that a service will not be purchased. Third party payors are increasingly challenging the prices charged for medical procedures. There can be no assurance that any of our medical diagnostic imaging services will continue to be reimbursable. To the extent any or all of our medical procedures are not reimbursable by third party payors our ability to sell our services on a competitive basis will be adversely affected, which could have a material adverse effect on us.

Restrictions on Corporate Practice of Medicine

         The laws of certain states in which we operate or may operate in the future prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we have structured our affiliations with physician groups so that the physicians maintain exclusive authority regarding the delivery of medical care, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business. If a corporate practice of medicine law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate its relationship with the applicable physician group to bring its activities into compliance with such law. The termination of, or failure of us, to successfully restructure any such relationship could result in fines or a loss of revenue that could have a material adverse effect on our business, financial condition or operating results.

No Dividends With Respect to Common Stock; Stock Price

         We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

         The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in our operating results or other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors may have a significant impact on the market price of healthcare stocks.

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

         In addition, the board of directors may issue one or more series of preferred stock without any action on the part of the shareholders of the Company, the existence and/or terms of which may adversely affect the rights of holders of the common stock. In addition, the issuance of any such additional preferred stock may be used as an "anti-takeover" device without further action on the part of the shareholders. Issuance of preferred stock, which may be accomplished through a public offering or a private placement to parties favorable to current management, may dilute the voting power of holders of common stock and the preferred stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the shareholders' best interests. Miracor is subject to the provisions of Sections 61-6-3 through 61-6-12 of the Utah Control Shares Acquisition Act, an anti-takeover statute. Sections 61-6-3 through 61-6-12 effectively provide that in the event a person acquires ownership or the power to effect, directly or indirectly, the exercise of 20% or more of the voting power of a Utah corporation in connection with the election of directors, then such person shall only be entitled to vote to the extent expressly agreed to by the majority of the other shareholders of the corporation. Accordingly, potential acquirers of the Company may be discouraged from attempting to effect acquisitions of the Company's voting securities, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices.

Shares Eligible for Future Sale

         At December 31, 2001, there were 6,237,266 shares of common stock that were issued and outstanding that are "restricted securities" as that term is defined by Rule 144 of the Securities Act, all of which are currently eligible for resale in compliance with Rule 144 of the Securities Act. Of these shares, 17% are owned by our current officers and directors.

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

         Prior to 1992, our business was the exploration and production of hydrocarbons. As of June 1, 1992, we re-entered the development stage. Effective January 1, 1994, we completed the divestiture of all oil and gas properties and are no longer in the hydrocarbon business. Since that time, we have been exclusively a medical based company.

         Between 1994 and 1998, we engaged in the development of the following innovative medical devices:

         1. The Fluid Alarm System (FAS) monitored the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. We received FDA clearance for the FAS during the year ended December 31, 1995. We have the patent licensing rights through 2005 with an option to extend such rights through the life of the patent, 2010.

         2. The Cell Recovery System (CRS), was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. We received FDA clearance for the CRS in March 1996. We initiated further clinical trials on the CRS in 1997. We own 50% of the patent. Additionally, we have the patent licensing rights through the life of the patent, 2008.

         In 1998, coincident with the purchase of Vision, we recorded impairment losses associated with the FAS and the CRS licenses. However, we may elect to reintroduce or sell either product at a later date, although we have no plans to do so at this time.

         In 1998, the Company redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and Oak Brook, Illinois.

         Through these acquisitions of MRI centers, we redefined our business focus to medical diagnostic imaging services and emerged as an operating company. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging.

         On February 9, 2000, we acquired 80% of Ultra Open MRI Holding Corporation, an entity which owned three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. During 2001, the transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, we relinquished our holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. As a result of this rescinded transaction, the carrying amount of our common stock and additional paid-in capital was reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893, respectively and are included in our consolidated financial statements for the year ended December 31, 2001. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in our consolidated financial statements as of December 31, 2001. (see
Part II, Item 7 "Notes to Consolidated Financial Statements" - Note 2).

         During June of 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions of $998,566 was amortized on a straight-line basis over a twenty year period during 2001. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 along with accrued interest payable at 11.23% per annum due over 5 years. Envision Healthcare, LLC was acquired from one of our directors/officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum due over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors/officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years.

         On October 1, 2001 we opened a start-up MRI center located in Perrysburg, Ohio. We acquired medical equipment under capital leases with a finance company. On February 11, 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. We assumed medical equipment pledged under a capital lease with a finance company.

Number of Employees

         As of December 31, 2001, we employed five full-time and one part-time corporate employees and 47 full-time and 12 part-time employees at our eight MRI centers. None of our employees is covered by collective bargaining contracts.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and executive offices are in San Diego, CA, where we lease our facility. We pay $8,444 per month on a lease which expires July 31, 2002. In addition, we lease our MRI machines and offices for our eight MRI centers in Jacksonville FL; Orlando, FL; Sylvania, OH; Perrysburg, OH; Laguna Niguel, CA; Long Beach, CA; Newport Beach, CA; and Oak Brook, IL. Our total lease obligation on our MRI machines and office centers is currently approximately $182,263 per month. The leases expire at various times through 2011.

ITEM 3.  LEGAL PROCEEDINGS


         A suit in the Court of Common Pleas, Cuyahoga, Ohio was commenced by Plaintiff James V. Zelch and his wholly owned entity, J.Z. Investments, Inc., against us and three of our MRI site subsidiary entities, namely, Regional MRI of Orlando, Inc., Regional MRI of Toledo, Inc., and West Regional MRI Limited Partnership, seeking the payment of fees for radiological diagnostic services allegedly rendered to patients of the aforementioned MRI Sites at a time prior to our purchase of these MRI site entities. We have contested this lawsuit. However, a default judgment for $187,102 was entered which we are now seeking to overturn and vacate. We are claiming that the judgment was improperly applied for by the Plaintiffs and granted by the Court. In the opinion of our counsel, the judgment will likely be set aside.

         From time to time we have been named as a defendant in a lawsuit. As of December 31, 2001, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except for as noted above. There are no other legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded over-the-counter under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as listed on the OTC Bulletin Board during 2000 and 2001.

                                                          Bid Price
                                                   High                   Low
                                                  ----------------------------
2000
----
         First Quarter                            $ 1.34              $  0.63
         Second Quarter                           $ 0.75              $  0.21
         Third Quarter                            $ 0.32              $  0.21
         Fourth Quarter                           $ 0.27              $  0.11


2001
----
         First Quarter                            $ 0.23               $ 0.13
         Second Quarter                           $ 0.20               $ 0.14
         Third Quarter                            $ 0.21               $ 0.10
         Fourth Quarter                           $ 0.27               $ 0.13


         On March 15, 2002, the closing bid and asked prices of our common stock, as listed on the OTC Bulletin Board, were $0.24 and $0.29 per share, respectively.

         On March 15, 2002, we had approximately 1,248 holders of record of common stock.

         We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes there included in Item 7 in this Annual Report on Form 10-KSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1: Description of the Business - Risk Factors."

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

Overview
--------

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and Oak Brook, Illinois.

         On February 9, 2000, we acquired 80% of Ultra Open MRI Holding Corporation, an entity which owned three centers located in Palm Harbor, St. Petersburg and Tampa, Florida. The purchase was in the form of a convertible note for 20% and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553, which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The note payable to the principals was due in variable payments totaling $380,160 plus accrued interest. The acquisition was accounted for as a purchase in 2000. During 2001, the transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, we relinquished our holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. As a result of this rescinded transaction, the carrying amount of our common stock and additional paid-in capital was reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893, respectively and are included in our consolidated financial statements for the year ended December 31, 2001. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in our consolidated financial statements as of December 31, 2001.As a result of the Ultra settlement, the weighted average number of shares outstanding computations for the year ended December 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001.

         During June of 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions of $998,566 is being amortized on a straight-line basis over a twenty year period. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 along with accrued interest payable at 11.23% per annum due over 5 years. Envision Healthcare, LLC was acquired from one of our directors/officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum due over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors/officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years.

         On October 1, 2001 we opened a start-up MRI center located in Perrysburg, Ohio. We assumed medical equipment under capital leases with a finance company. On February 11, 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. We assumed medical equipment pledged under a capital lease with a finance company.

         In the immediate future, to fund expansion of our existing operations and acquire additional MRI centers, we intend to obtain additional debt or equity financing. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent on our ability to obtain additional funding to expand our existing operations and acquire other diagnostic centers.

Critical Accounting Policies
----------------------------

         The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

         We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Results of Operations
---------------------

         Year ended December 31, 2001 compared to year ended December 31, 2000.

Net Revenue
------------

         Net patient service revenue for the year ended December 31, 2001 was $9,344,867 compared to $8,726,049 for the year ended December 31, 2000. The increase of 7.1% is primarily attributed to increased scan volume and the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC., partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001. Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the year ended December 31, 2001 and 2000.

Operating Expenses
------------------

         Sales, general and administrative costs were $8,212,782 in 2001 as compared to $7,797,311 in 2000, representing an increase of 5.3%. This increase was primarily attributed to additional costs related to the increased scan volume and to a lesser extent, the costs associated with the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. These increases were partly offset by the divesting of our holdings in Ultra.

Net Income
-----------

         Net income for the year ended December 31, 2001 was $329,823 as compared to the net income of $175,726 for the year ended December 31, 2000. The increase of 87.7% was primarily attributable to increased scan volume and to the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC.

         Basic and diluted earnings per common share were $0.02 for the year ended December 31, 2001 as compared to $0.01 for the year ended December 31, 2000. Basic and diluted earnings per share increased as the result of the 87.7% increase in net income, partly offset by an increase in the weighted average number of common shares outstanding for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The weighted average number of shares outstanding calculation for the year ended December 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2001 was $363,478 as compared to $282,337 at December 31, 2000, representing a 28.7% increase.

         In 2001, operating activities provided $973,008 of net cash. We received $448,534 from increases in lines of credit and $150,000 from the proceeds of notes payable. In addition during 2001, we received $15,000 from the gross proceeds from the issuance of restricted Rule 144 common stock. During the year ended December 31, 2001, we made $612,512 of principal payments on notes payable, $31,926 of principal payments on notes payable to related parties, $833,666 of principal payments on capital lease obligations and purchased equipment of $58,034. During the year ended December 31, 2001, we acquired cash of $67,352 in the purchase of three companies and forfeited cash of ($36,615) as a result of the Ultra settlement agreement. During 2001, net cash provided by operating activities included net income of $329,823. Net income was offset by the change in other net assets (excluding cash) of ($744,712). This decrease in net assets (excluding cash) was compensated by

         - $260,211 in common stock paid for services and interest in lieu of cash,
         -        $1,048,508 in depreciation/amortization,
         -        $66,507 of minority interest, and
         -        $12,671 in accrued stock compensation expense.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($315,506) at December 31, 2001 as compared to a position working capital of $201,303 at December 31, 2000. Despite being profitable and having approximately $363,000 in cash at December 31, 2001, we have more current liabilities than current assets. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services in our current MRI centers and to acquire additional MRI centers.

         During June of 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions of $998,566 was being amortized through December 31, 2001, on a straight-line basis over a twenty year period. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 along with accrued interest payable at 11.23% per annum over 5 years. Envision Healthcare, LLC was acquired from one of our directors/officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors/officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years.

         During the year ended December 31, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital in during the year ended December 31, 2001. Pursuant to employee agreements, 7,500 shares of accrued employee common stock grants were issued in May of 2000. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2000.

         Pursuant to an investment letter dated March 5, 2001 with an individual, the Company received $15,000 for the purchase of 83,335 shares of Restricted Rule 144 common stock at a purchase price of $0.18 per share. All such shares have been issued.

         During the first quarter of 2001, we issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.219 per share. On August 28, 2001, we awarded the noteholder warrants to purchase 75,000 shares of common stock at an exercise price of $0.219 per share as consideration for extending the due date by three months. During November 2001, the note was paid in full.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $143,750 and $150,000 at December 31, 2001 and 2000, respectively.

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

         In April 2000, we entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled us, at our option, to issue and sell our common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from us at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, we sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. As of December 31, 2001, none of the warrants have been exercised. This equity financing agreement did not provide us the necessary resources to pursue our acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

PLAN OF OPERATION

Capital Requirements
--------------------

         Our greatest cash requirements during 2002 will be for funding growth through expansion of our existing operations and for future acquisitions of additional MRI centers and for repaying our current liabilities and long-term debt.

         Subsequent to the next 12 months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues of our MRI centers. We may obtain future funding through new private financings and public offerings of debt and equity securities.

         We became profitable during the second quarter of 2000. Our growth is dependent on the success of our MRI centers.

Recent Accounting Pronouncements
--------------------------------

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Based upon our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

         In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect that the impact to 2002 net income associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of approximately $174,000. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2001 and 2000                                      F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2001 and 2000                                      F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2001 and 2000                                      F-7

Notes to Consolidated Financial Statements                                  F-10



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers, on December 31, 2001, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,       11/11/94          8/31/94
 Age 63                Chief Executive Officer


 Robert S. Muehlberg   President,                    3/11/99          5/14/01
 Age 48                Chief Operating Officer

 Ross S. Seibert       Chief Financial Officer                        2/21/00
 Age 39

 Don L. Arnwine        Director                      3/6/95
 Age 69

 Arthur E. Bradley     Director                      9/26/86
 Age 68

 Thomas E. Glasgow     Director                     11/11/94
 Age 49

 Stephen A McConnell   Director                      5/23/01
 Age 49

         The principal occupations and positions for the past several years of each of the our executive officers and directors are as follows:

         M. Lee Hulsebus has been in the health care field since 1964. From January 1990 until he joined Miracor in August 1994, he was the President and owner of his own health care consulting firm. From 1990 to 1992, Mr. Hulsebus also served as President and Chief Operating Officer of Sports Support, Inc., a sports medicine company. From 1988 until 1990, he served as Medical Group President (worldwide operations) for Teleflex, Inc. For 22 years prior to that, Mr. Hulsebus was employed by Becton-Dickinson & Co. and C.R. Bard, Inc., both of which are leading companies in the health care industry. Mr. Hulsebus has served in the capacity of President/Chief Executive Officer since 1979 for various companies.

   Robert S. Muehlberg has been President and Chief Operating Officer since May 14, 2001. Prior to joining Miracor he served as President and Chief Executive Officer of Envision Management, Inc., a company that provided management and consulting services to the health care industry since 1997. Mr. Muehlberg served as Chairman and Chief Executive Officer from 1994 until 1997 of Medical Imaging Centers of America, Inc. (MICA), a company he joined in 1985. Prior to joining MICA, Mr. Muehlberg held various management positions at International Imaging, Inc., Chicago, IL and American Medical International (AMI) Clearwater, FL. Mr. Muehlberg holds a Bachelor's degree in Health Science from the University of Missouri and a Masters degree in Business Administration from Nova Southeastern University.

         Ross S. Seibert, CPA, joined the Company in February 2000 as the Chief Financial Officer. Mr. Seibert was with Deloitte & Touche since 1986 and served as Senior Manager. He worked with a wide range of clients and has experience with SEC reporting, mergers and acquisitions, internal controls and information systems. He received a BS in accounting from Indiana University and an MBA in finance from San Diego State University.

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

         Thomas E. Glasgow is currently the Chairman and CEO of OneSource Technology, Inc., a NASDAQ listed technical maintenance service and manufacturing company based in Scottsdale, Arizona and Denver, Colorado. He is also the owner of Integrated Trade Systems, Inc., a Lombard, Illinois international logistics software company. He serves on the board of three publicly traded companies and is active in the venture community. Prior to these ventures Mr. Glasgow was a Director and Vice-President at Federal Express Corporation where he served in various senior management capacities for 12 years. He holds an MBA from J.L. Kellogg - Northwestern University.

         Stephen A McConnell has been a Director of the Company since May 2001. He is the President of Solano Ventures, a firm involved in private capital investments. He is currently chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. He has served, between 1991 and 1997, as Chairman of the Board and majority stockholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the boards of Vodavi Technology, Inc., Mobile Mini, Inc and Capital Title Group, Inc. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.


         The information required by this Item, which will be set forth under the captions "Proposal No. 1- Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2001, no related parties received compensation for general corporate consulting services. During 2000, two directors received compensation of $31,000 in aggregate for general corporate consulting services.

         In June 2001, we issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to the acquisitions of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. The balance of these notes was $275,000 at December 31, 2001.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $143,750 and $150,000 at December 31, 2001 and 2000, respectively.

         In September 1999, we issued $50,000 in principal amount of 10% promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. Pursuant to the loan agreements, total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share were issued. In connection with the issuance of the warrants to the individuals, we are recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, we paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at December 31, 2001 and 2000.

         Related to the February 2000 acquisition of Ultra, we issued notes payable to the principals which were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, we paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the first quarter of the year ended December 31, 2001, we paid principal of $25,676 along with accrued interest of $22,324. During 2001, the purchase transaction was rescinded pursuant to a settlement agreement. Effective 28, 2001, we relinquished our holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. As a result of this rescinded transaction, The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of December 31, 2001.(see Part II, Item 7 "Notes to Consolidated Financial Statements" -
Note 2).

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K We filed current reports on Forms 8-K which were issued on June 14, 2001 and August 13, 2001.

EXHIBITS

The following is a complete list of Exhibits as part of the Annual Report. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601(a) of Regulation S-B, which are incorporated herein:



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

3.11 Certificate of Amendment to the Articles of Incorporation of Medical Device Technologies, Inc. filed August 5, 1999. (5)

3.12  By-Laws of Miracor Diagnostics, Inc. dated March, 2000. (5)

4.1 Specimen certificate for 6% Cumulative Convertible Series A Preferred Stock (1)

4.2 Form of Representative's Warrant Agreement, including form of Specimen Certificate for Representative's Warrant. (1)

4.3 Form of Warrant Agreement dated October 31, 1994 by and between the Company and the holders of the 1994 Unit Warrants for the purchase of 259,375 shares. (2)

4.6 Form of Stock Purchase Warrant dated April 13, 2000 between the Company and Swartz Private Equity, LLC exercisable to purchase an aggregate of 1,360,000 common shares. (5)

4.7 Registration Rights Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC related to the registration of shares. (5)

4.8 Subscription Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC relating to the purchase of up to $15,000,0000 of securities. (5)

4.9 Investment Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC relating to the purchase of up to $15,000,0000 of securities. (5)

10.1  Agreement and Plan of Merger, dated February 9, 2000. (6)

10.2 Stock Purchase Agreement with MedSource Holdings, Ltd, dated February 9, 2000. (6)

10.3 Stock Purchase Agreement with Jamac Enterprises, Ltd., dated February 9, 2000. (6)

10.4  Ultra Settlement Agreement, dated August 10, 2001.

10.5  Equity Purchase Agreement with Envision Open MRI, LLC, dated May 25, 2001.

10.6  Equity Purchase Agreement with Envision Healthcare, LLC, dated May 25,
      2001.

10.7  Asset Purchase Agreement with U.S. Diagnostics, Inc, dated May 29, 2001.

10.8 Asset Purchase Agreement with Woodridge Open MRI, LLC, dated January 18, 2002.


-------------------------------

(1) Previously filed as an exhibit to Registration Statement on Form S-1, dated June 24, 1996, registration no. 333-02727 .
(2) Previously filed as an exhibit to Registration Form S-3, dated May 15, 1996, Registration no. 333-1150.
(3) Previously filed as an exhibit to the Company's Form 8-K Report dated January 15, 1996
(4) Previously filed as an exhibit to the Company's Form 8-K Report dated January 31, 1996
(5) Previously filed as an exhibit to the Company's Form SB-2, dated June 15, 2000, Registration no. 333-39406.
(6) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated April 11, 2001.

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


MIRACOR DIAGNOSTICS, INC.


      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               March 29, 2002
------------------------   Chief Executive Officer
    M. Lee Hulsebus


/s/ Robert S. Muehlberg    President,                           March 29, 2002
------------------------   Chief Operating Officer
    Robert S. Muehlberg


/s/ Ross S. Seibert        Chief Financial Officer              March 29, 2002
------------------------
    Ross S. Seibert

/s/ Don L. Arnwine         Director                             March 29, 2002
------------------------
    Don L. Arnwine


/s/ Arthur E. Bradley      Director                             March 29, 2002
------------------------
    Arthur E. Bradley


/s/ Thomas E. Glasgow      Director                             March 29, 2002
------------------------
    Thomas E. Glasgow


/s/ Stephen A McConnell   Director                             March 29, 2002
------------------------
    Stephen A McConnell

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracor Diagnostics, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




By /s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       PARKS, TSCHOPP, WHITCOMB & ORR, P.A.



Maitland, Florida
March 20, 2002

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                     December 31, 2001 and 2000

                                                                        2001              2000
                                                                  -------------      -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    363,478       $    282,337
     Accounts receivable (net of contractual adjustments and
       allowances of $3,669,281 and $2,257,766)                      4,040,179          4,753,010
     Prepaid expenses and other assets                                  28,246             31,585
                                                                  -------------      -------------
               Total current assets                                  4,431,903          5,066,932
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  6,121,120          5,262,031
     Machinery and equipment                                           439,164            491,401
     Leasehold improvements                                            771,671            654,270
     Furniture and fixtures                                             66,455             77,174
                                                                  -------------      -------------
                                                                     7,398,410          6,484,876

          Less accumulated depreciation                             (3,699,021)        (2,618,595)
                                                                  -------------      -------------

Net property and equipment                                           3,699,389          3,866,281
                                                                  -------------      -------------
Goodwill                                                             5,740,737          6,286,723
    Less accumulated amortization                                     (458,989)          (340,689)
                                                                  -------------      -------------

                                                                     5,281,748          5,946,034

Other assets                                                           154,842            218,550
                                                                  -------------      -------------
               Total assets                                       $ 13,567,882       $ 15,097,797
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                    December 31, 2001 and 2000

                                                                    2001               2000
                                                                -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    721,642       $  1,061,919
     Accrued expenses                                                763,927            727,611
     Lines of credit                                               1,292,012            917,364
     Notes payable, related parties - current portion                135,208            435,160
     Notes payable - current portion                                 630,781            586,355
     Capital lease obligations - current portion                   1,203,839          1,137,220
                                                                -------------      -------------
               Total current liabilities                           4,747,409          4,865,629

Other liabilities:
     Notes payable, related parties - long term                      288,542             37,500
     Notes payable - long term                                     1,123,873            389,054
     Capital lease obligations - long term                         3,327,165          3,530,687
                                                                -------------      -------------
               Total liabilities                                   9,486,989          8,822,870
                                                                -------------      -------------

Minority interest                                                     24,861            218,913
                                                                -------------      -------------
Commitments and contingencies (note 8)

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                            --                 --
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                 --                 --
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                     --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 13,783,865 and 14,039,035 outstanding)        2,067,580          2,105,855
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,320,340         29,573,173
     Deferred stock compensation                                      14,040             52,737
     Accumulated deficit                                         (25,468,678)       (25,798,501)
                                                                -------------      -------------
               Total stockholders' equity                          4,056,032          6,056,014
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 13,567,882       $ 15,097,797
                                                                =============      =============




See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000

                                                    2001               2000
                                               -------------      -------------

Net patient service revenue                    $  9,344,867       $  8,726,049

Operating expenses                                8,212,782          7,797,311
                                               -------------      -------------

 Income from operations                           1,132,085            928,738

Other income (expense):
  Interest expense                                 (735,886)          (704,623)
  Other income                                          131             58,301
                                               -------------      -------------
Income before minority interest                     396,330            282,416

Minority interest                                   (66,507)          (106,690)
                                               -------------      -------------
Net Income                                     $    329,823       $    175,726
                                               =============      =============

Earnings per share:

Earnings per share-basic                       $       0.02       $       0.01
Earnings per share-diluted                     $       0.02       $       0.01
Weighted average shares outstanding-basic        13,272,926         11,993,979
Weighted average shares outstanding-diluted      13,479,941         12,410,357


See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2001 and 2000

                                                                   COMMON STOCK             ADDITIONAL
                                                           ---------------------------       PAID-IN
                                                                SHARES        AMOUNT         CAPITAL
                                                           -------------  ------------    ------------
Balance, January 1, 2000                                      7,980,956   $ 1,197,143      27,729,446

Common stock issued for compensation, interest,
     services and principal of trade notes payable            2,678,899       401,835         541,179

Common stock sold, net of the associated offering costs         591,030        88,654         102,346

Restricted Rule 144 common stock issued for principal
     and accrued interest notes payable - related parties       120,000        18,000          24,785

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation           125,000        18,750          30,078

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding
     Corporation                                              2,534,400       380,160       1,140,480

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan             8,750         1,313           4,859

Accrued stock compensation                                            -             -               -

Net income                                                            -             -               -
                                                           ------------  ------------    ------------
Balance, December 31, 2000                                  14,039,035   $ 2,105,855      $29,573,173
                                                           ============  ============    ============

(continued below)

                                                                            DEFERRED       ACCUMULATED
                                                              WARRANTS    COMPENSATION       DEFICIT          TOTAL
                                                           -------------  -------------   -------------   -----------
Balance, January 1, 2000                                   $    122,750   $     30,599    $(25,974,227)   $3,105,711

Common stock issued for compensation, interest,
     services and principal of trade notes payable                    -              -               -       943,014

Common stock sold, net of the associated offering costs               -              -               -       191,000

Restricted Rule 144 common stock issued for principal
     and accrued interest on notes payable - related parties          -              -               -        42,785

Restricted Rule 144 common stock issued for principal
     and accrued interest on capital lease obligation                 -              -               -        48,828

Restricted Rule 144 common stock issued
     for acquisition of Ultra Open MRI Holding Corporation            -              -               -     1,520,640

Common Stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                 -         (5,156)              -         1,016

Accrued stock compensation                                            -         27,294               -        27,294

Net income                                                            -              -         175,726       175,726
                                                           -------------  -------------   -------------   -----------
Balance, December 31, 2000                                 $    122,750   $     52,737    $(25,798,501)   $6,056,014
                                                           =============  =============   =============   ===========

See notes to consolidated financial statements.




                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2001 and 2000

                                                                  COMMON STOCK            ADDITIONAL
                                                           ----------------------------    PAID-IN
                                                              SHARES        AMOUNT         CAPITAL
                                                           -------------  -------------  -------------
Balance, January 1, 2001                                     14,039,035   $  2,105,855   $ 29,573,173

Common stock issued for compensation, interest,
     services and principal of trade notes payable            2,161,395        324,210        (25,231)

Common stock sold                                                83,335         12,500          2,500

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan            34,500          5,175         46,194

Common stock cancelled related to the relinquishing of
     interest in Ultra Open MRI Holding Corporation          (2,534,400)      (380,160)    (2,276,296)

Accrued stock compensation                                           --             --             --

Net income                                                           --             --             --
                                                           -------------  -------------  -------------
Balance, December 31, 2001                                   13,783,865   $  2,067,580   $ 27,320,340
                                                           =============  =============  =============

(continued below)

                                                                           DEFERRED        ACCUMULATED
                                                             WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                           -------------  -------------   -------------   ------------
Balance, January 1, 2001                                   $    122,750   $     52,737    $(25,798,501)   $ 6,056,014

Common stock issued for compensation, interest,
     services and principal of trade notes payable                   --             --              --        298,979

Common stock sold                                                    --             --              --         15,000

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                --        (51,369)             --             --

Common stock cancelled related to the relinquishing of
     interest in Ultra Open MRI Holding Corporation                  --             --              --     (2,656,456)

Accrued stock compensation                                           --         12,672              --         12,672

Net income                                                           --             --         329,823        329,823
                                                           -------------  -------------   -------------   ------------
Balance, December 31, 2001                                 $    122,750   $     14,040    $(25,468,678)   $ 4,056,032
                                                           =============  =============   =============   ===========

See notes to consolidated financial statements.

                                                      F-6


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years ended December 31, 2001 and 2000
                                                                                     2001              2000
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net income                                                                  $   329,823       $   175,726
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services and interest                                      260,211           809,604
           Compensation recognized relating to
              accrued employee stock grants and warrants                              12,671            27,294
           Minority interest                                                          66,507           106,690
           Depreciation and amortization                                           1,048,508           942,142
           Gain on refinance of capital lease obligation                                   -           (23,558)
           Loss on disposal of fixed assets                                                -             4,680
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (321,423)       (1,214,787)
              Other assets                                                           (42,058)           85,120
              Accounts payable and accrued expenses                                 (381,231)          (51,935)
                                                                                 ------------      ------------
                     Net cash provided by operating activities                       973,008           860,976
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                              (58,034)         (203,545)
     Cash acquired in purchase of companies                                           67,352             1,083
     Cash forfeited in Ultra settlement                                              (36,615)                -
                                                                                 ------------      ------------

                     Net cash used in investing activities                           (27,297)         (202,462)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in lines of credit                                                     448,534           337,580
     Proceeds from notes payable, related parties                                          -           150,000
     Proceeds from notes payable                                                     150,000            65,000
     Principal payments on notes payable, related parties                            (31,926)          (67,500)
     Principal payments on notes payable                                            (612,512)         (393,430)
     Principal payments on capital lease obligations                                (833,666)         (801,076)
     Proceeds from issuing common stock                                               15,000           226,732
                                                                                 ------------      ------------

           Net cash used in financing activities                                    (864,570)         (482,694)
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                             81,141           175,820

Cash and cash equivalents, beginning of year                                         282,337           106,517
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   363,478       $   282,337
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Years ended December 31, 2001 and 2000



                                                               2001            2000
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  741,334      $  587,635
     Income taxes                                          $      800      $      900

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $  227,937      $  682,242
     Public relations and marketing expense                       -            64,314
     Directors' fees                                           16,043          26,896
     Interest expense on notes payable                         16,231          36,152
                                                           -----------     -----------
                                                              260,211          809,604
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                       38,768          99,712
     Capitalized costs - Ultra/Swartz offering                    -            29,010
     Other assets                                                 -             4,688
                                                           -----------     -----------
                                                           $  298,979      $  943,014
                                                           ===========     ===========

During the first quarter of 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation ("Ultra") in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160. During 2001, the transaction was rescinded pursuant to a settlement agreement. The Company relinquished its holdings in Ultra, cancelled the 2,534,400 shares of the Company's common stock and was released of the outstanding note payable obligation in return (see note 2).

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
                                          =============                                  =============

During the second quarter of 2001, the Company acquired the net assets of Laguna Niguel MRI, Inc. in exchange for a note payable of $1,250,000, the net assets of Envision Healthcare, LLC in exchange for a convertible note payable of $200,000 and the net assets of Envision Open MRI, LLC in exchange for a convertible note payable of $75,000 (see note 2).

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2001 and 2000



The net assets acquired for the above three acquisitions were as follows:

  Cash                                    $     67,352      Note Payable to a finance company    $  1,250,000
  Accounts receivable                          837,694      Due to officer/director                   275,000
  Property and equipment                     1,024,646      Direct costs of acquisition                54,653
  Other assets                                   5,361      Minority interest                           6,640
  Accounts payable and other liabilities      (257,794)     Goodwill                                 (998,566)
  Capital lease obligations                   (992,021)
  Notes payable                                (97,511)
                                          -------------                                          -------------
                                          $    587,727                                           $    587,727
                                          =============                                          =============

In 2001, the Company entered into three capital lease agreements with a financing company. One of the agreements finances medical equipment with a purchase price of $78,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $1,654. The other agreement finances leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622. The third agreement finances medical equipment with a purchase price of $1,113,000 over a sixty-seven month period with interest of 11.54% and a monthly payment of $23,615.

In 2001, the Company entered into a capital lease agreement with a financing company. The agreement finances medical equipment with a purchase price of $40,800 over a Sixty month period with interest of 5.81% and a monthly payment of $785.

During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.219 per share. On August 28, 2001, the Company awarded the noteholder warrants to purchase 75,000 shares of common stock at an exercise price of $0.219 per share as consideration for extending the due date by three months. During November 2001, the note was paid in full.

During the years ended December 31, 2001 and 2000, deferred compensation expense of $12,672 and $27,294, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to employee agreements, 34,500 shares of accrued employee common stock grants were issued and 536 shares of accrued employee common stock grants were cancelled during the year ended December 31, 2001. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2001.

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

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the nine month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest originally due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October of 2001, the Company extended five of the six notes an additional twelve months. The balance of these notes was $143,750 and 150,000 at December 31, 2001 and 2000.

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

(a) DESCRIPTION OF BUSINESS


Miracor Diagnostics, Inc. and subsidiaries (the "Company") is a public company incorporated in Utah on February 6, 1980 and headquartered in San Diego, California.

Prior to 1992, the Company was in the exploration and production of hydrocarbons business. As of June 1, 1992, the Company re-entered the development stage. Effective January 1, 1994, the Company completed the divestiture of all oil and gas properties and was no longer in the hydrocarbon business. Since that time, the Company has been exclusively a medical based company.

Between 1994 and 1998, the Company engaged in the development of the following innovative medical devices:

         1. The Fluid Alarm System (FAS) monitored the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The Company received FDA clearance for the FAS during the year ended December 31, 1995. We have the patent licensing rights through 2005 with an option to extend such rights through the life of the patent, 2010.

         2. The Cell Recovery System (CRS), was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. We own 50% of the patent. Additionally, we have the patent licensing rights through the life of the patent, 2008.

In 1998, coincident with the purchase of Vision Diagnostics, Inc. and Affiliates, the Company recorded impairment losses associated with the FAS and the CRS licenses. However, the Company may elect to reintroduce or sell either product at a later date although there are no plans to do so at this time. The Company's accumulated deficit primarily arose while in the hydrocarbon and medical device businesses.

In 1998, the Company redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and Oak Brook, Illinois.

On February 9, 2000, the Company closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida as well as the holding company, Ultra Open MRI Holding Corporation ("Ultra"). During 2001, the transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return, described in note 2.

During June of 2001, the Company acquired three MRI centers located in California. Laguna Niguel MRI, Inc. is an MRI center located in Laguna Niguel, California. Envision Healthcare, LLC, is an MRI center located in Long Beach, California. The Company also acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California.

On October 1, 2001 we opened a start-up MRI center located in Perrysburg, Ohio. As of December 31, 2001, the Company provides medical diagnostic imaging services through the operation of its eight MRI centers. Additionally, the Company identified suitable acquisition targets to position the Company for growth.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(1) CONTINUED
    ---------

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

(e) REVENUE RECOGNITION

During 2001 and 2000, the principal source of revenue is from diagnostic imaging which is recognized as performed, net of contractual adjustments. The Company is presently operating in this one business segment and only in the United States.

(f) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company operates and grants credit to customers in California, Florida, Illinois, and Ohio. In addition, the Company files claims with numerous insurance carriers, managed care groups, Medicare and Medicaid located throughout the United States.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(1) CONTINUED
    ---------

(h) USE OF ESTIMATES

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(i) EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings per share for the year ended December 31, 2001 and 2000:


                                                  2001            2000
                                              ------------    ------------
Basic earnings per share:
Net income available to common shareholders   $   329,823     $   175,726
                                              ------------    ------------
Weighted average shares outstanding            13,272,926      11,993,979

Basic earnings per share                      $      0.02     $      0.01
                                              ============    ============

Diluted earnings per share:
Net income available to common shareholders   $   329,823    $    175,726
                                              ------------    ------------
Adjusted net income available to common
   shareholders assuming conversion               329,823         175,726
                                              ------------    ------------

Weighted average shares outstanding            13,272,926      11,993,979

Effect of dilutive securities:
    Warrants                                      189,515       350,546
    Employee stock options                             --        25,002
    Employee stock-based compensation awards       17,500        40,810
                                              ------------  ------------
Adjusted weighted average shares outstanding
    and assumed conversions                    13,479,941    12,410,357
                                              ============  ============

Diluted earnings per share                    $      0.02   $      0.01
                                              ============  ============

Options and warrants to purchase 1,528,894 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the year but not included in the December 31, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 31, 2002 to August 30, 2010, were still outstanding at December 31, 2001.

Options and warrants to purchase 863,266 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the year but not included in the December 31, 2000 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000


(j) RECLASSIFICATION

Certain amounts in the 2000 Financial Statements have been reclassified to conform with the 2001 presentation.

(2) ACQUISITIONS
    -------------

During 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates ("Vision"). Vision was in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc. and Regional MRI of Toledo, Inc and West Regional MRI Limited Partnership. This acquisition included medical diagnostic imaging centers in Orlando and Jacksonville, Florida, Toledo, Ohio, and Oak Brook, Illinois.

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The notes payable to the principals were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the first quarter of the year ended December 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of December 31, 2001.

During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled 2,534,400 shares of the Company's common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893 respectively and are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the year ended December 31, 2001 include the cancellation of the 2,534,400 common shares as of February 28, 2001.

The principals' share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2000. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000.

The Company acquired three MRI centers located in California during June 2001. All three acquisitions were accounted for using the purchase method of accounting.

On June 1, 2001, the Company acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years (see note 5).

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(2) CONTINUED
    ---------

On June 1, 2001, the Company acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 6).

On June 1, 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 6). The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001. This principal's share of the center's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the year ended December 31, 2001.

Had the acquisitions occurred January 1, 2000, consolidated net revenue for the year ended December 31, 2000 would have been approximately $11.2 million, net income would have been approximately $252,000 and net income per share would have been $0.01. These pro forma results are unaudited.

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the year ended December 31, 2001 would have been approximately $10.4 million, net income would have been approximately $550,000 and net income per share would have been $0.04. These pro forma results are unaudited.

(3) GOODWILL
    --------

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. During the years ended December 31, 2001 and 2000, the Company did amortize goodwill the basis noted below (see note 16 for the impact to the Company related to adoption of this Statement).

In connection with the Vision Diagnostics Inc. and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and was amortized on a straight line basis over 40 years. During 2001, the Ultra transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of the Company's common stock in return. Goodwill associated with this acquisition of $1,544,553 is not included in the consolidated financial statements of the Company as of December 31, 2001.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(3) CONTINUED
    ---------

In connection with the 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Open MRI, LLC and Envision Healthcare, LLC consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $998,566. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill which was being amortized on a straight line basis over 20 years.

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

As December 31, 2001, the Company has unamortized goodwill in the amount of $5,281,748, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $153,564 and $153,400 for the years ended December 3, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.

(4) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. Balance due December 2002, renewable for consecutive one-year periods. At December 31, 2001 and 2000, the outstanding balance was $1,292,012 and $848,723, respectively.

The Company had two lines of credit with two banks. At December 31, 2000, the outstanding balance was $68,641. As these lines of credit relate to Ultra, they are no longer obligations of the Company and they have not been included in the Company's consolidated financial statements as of December 31, 2001 (see note
2).

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(5) NOTES PAYABLE
    -------------
Notes payable consisted of the following at December 31:


                                                                                       2001            2000
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 11.23%, monthly payment of
   $29,357, due May 2006                                                           $ 1,222,249             --

   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002                                                         150,532        299,031

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, paid off in February 2002.                                                  85,577        141,749

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              82,262             --

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005                                                            56,007         66,159

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               51,488         70,761

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002                                                                     31,561         60,257

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002                                                                    29,553         58,295

   Note payable to an individual, monthly payments of $5,000                            24,813         74,570

   Note payable to bank, interest at 12%, monthly payments of $5,283, due
   April 2002                                                                           20,612         77,748

   Note payable to a bank, interest at 4% above discount rate, quarterly
   payments of $10,724, paid in full in 2001                                                --         46,555

   Various notes payable to banks, interest ranging from 8% to 13.9%.  These
   notes relate to Ultra and are no longer obligations of the Company (see note 8)          --         80,284

                                                                                   ------------   ------------
                                                                                   $ 1,754,654    $   975,409

   Less current portion                                                               (630,781)      (586,355)
                                                                                   ------------   ------------
   Long term portion                                                               $ 1,123,873    $   389,054
                                                                                   ============   ============



                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000


(5) CONTINUED
    ---------
At December 31, 2001, future minimum annual principal payments on the notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                  2002                           $  630,781
                                  2003                              321,711
                                  2004                              326,485
                                  2005                              332,924
                                  2006                              142,753
                                                                 -----------
                                                                 $1,754,654
                                                                 ===========


(6) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. The balance of these notes was $5,000 at December 31, 2001 and 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the first quarter of the year ended December 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. During 2001, the purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of December 31, 2001 (see note 2).

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $143,750 and $150,000 at December 31, 2001 and 2000, respectively,

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. The balance of these notes was $275,000 at December 31, 2001.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(7) LEASES
    ------

The Company is currently leasing its MRI machines under capital lease agreements and its offices under operating leases which expire at various dates.

At December 31, 2001, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                       Capital           Operating
                        Year-ending December 31,                        Leases             Leases
                        ------------------------                     -----------         -----------
                                  2002                               $1,563,598             475,573
                                  2003                                1,574,980             354,189
                                  2004                                1,093,481             349,017
                                  2005                                  615,262             230,278
                                  2006                                  373,541             103,827
                               Thereafter                               192,014             286,540
                                                                     -----------         -----------

      Total minimum lease payments                                    5,412,876          $1,799,424
      Less amounts representing interest (at rates of 4.2% to                            ===========
      12.92%)                                                           881,872
                                                                     -----------

      Present value of net minimum lease payments                     4,531,004

          Less current portion                                        1,203,839
                                                                     -----------

      Capital lease obligations - long term                          $3,327,165
                                                                     ===========

Rent expense for operating leases, including month to month leases, was $509,975 and $405,862 for the years ended December 31, 2001 and 2000, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(8) COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

On May 17, 2001, the term of Mr. Hulsebus' employment agreement and severance agreement were extended for an additional one (1) year period, or until August 31, 2004.

LEGAL MATTERS

A suit in the Court of Common Pleas, Cuyahoga, Ohio was commenced by Plaintiff James V. Zelch and his wholly owned entity, J.Z. Investments, Inc., against the Company and three of its MRI site subsidiary entities, namely, Regional MRI of Orlando, Inc., Regional MRI of Toledo, Inc., and West Regional MRI Limited Partnership, seeking the payment of fees for radiological diagnostic services allegedly rendered to patients of the aforementioned MRI Sites at a time prior to the Company's purchase of these MRI site entities. The Company has contested this lawsuit. However, a default judgment for $187,102 was entered which the Company is now seeking to overturn and vacate. The Company is claiming that the judgment was improperly applied for by the Plaintiffs and granted by the Court. In the opinion of the Company's counsel, the judgment will likely be set aside.

From time to time, the Company has been named as a defendant in a lawsuit. As of December 31, 2001, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except for as noted above. There are no other legal proceedings, to which the Company is a party, which could have a material adverse effect on its business, financial condition or operating results.

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

COMMON STOCK

During 2000, pursuant to investment letters with eight individuals, the Company received a total of $190,000 for the purchase of 388,600 shares of Restricted Rule 144 common stock at purchase prices ranging from $0.40 to $0.65 per share. All such shares have been issued.

During 2000, the Company refinanced a capital lease obligation in which the Company issued 125,000 shares of Restricted Rule 144 common stock valued at $48,828, recognized a gain of $23,558 and obtained a new capital lease payable of $425,258.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended December 31, 2001 and 2000

(9) CONTINUED
    ---------

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. During 2001, the Company relinquished its holdings in Ultra pursuant to a settlement agreement and cancelled the 2,534,400 shares of the Company's common stock. As a result of this transaction, common stock and additional paid-in capital were reduced by $2,656,456 (see note 2). Resulting from the Ultra settlement, the weighted average number of shares outstanding calculation for the year ended December 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001.

In 2000, the Company entered into and subsequently terminated an investment Agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003, subject to certain conditions including
(1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 9% to 25% depending on the price of the common stock. In addition to the common stock purchase, Swartz received warrants to purchase an additional 10% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.23 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. As of December 31, 2001, none of the warrants have been exercised. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $143,750 and $150,000 at December 31, 2001 and 2000, respectively.

In May 2000, 7,500 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $5,156 was reclassified to common stock and additional paid-in capital during the year end December 31, 2001.

During the year ended December 31, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during the year end December 31, 2001.

During the first quarter of 2001, the Company issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.219 per share. On August 28, 2001, the Company awarded the noteholder warrants to purchase 75,000 shares of common stock at an exercise price of $0.219 per share as consideration for extending the due date by three months. During November 2001, the note was paid in full.

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

                 For the years ended December 31, 2001 and 2000

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

Options and private warrants granted and issued by the Company consisted of:

                                                                      Weighted
                                                                       Average
                                                          Number       Price
                                                        -----------  -----------

Balance outstanding, December 31, 1999                     532,430         1.50
                                                        ===========

Options granted                                            702,000         0.62
Options expired                                            (97,750)        0.74
Options exercised                                           (1,250)        0.81
Warrants granted                                           954,024         0.25
Warrants expired                                            (7,143)       44.80
                                                        -----------
Balance outstanding, December 31, 2000                   2,082,311        $0.52
                                                        ===========

Options granted                                                  0
Options expired                                           (144,250)        0.74
Options exercised                                                0
Warrants granted                                           475,000         0.22
Warrants expired                                            (5,143)       28.00
                                                        -----------
Balance outstanding, December 31, 2001                   2,407,918        $0.35
                                                        ===========

Options and warrants exercisable                         1,854,793        $0.27

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 2001 and 2000 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 2001 and 2000

(10) CONTINUED
     ---------

Information relating to options and warrants at December 31, 2001 summarized by exercise price is as follows:

                Outstanding                                                 Exercisable
                                            Weighted Average             Weighted Average
      Exercise Price       Equiv.          Life       Exercise          Equiv.      Exercise
        Per Share          Shares         (Year)       Price            Shares       Price
        ---------          ------         ------       -----            ------       -----
      $    0.01           100,000          3.0       $ 0.01            100,000      $0.01
           0.10            20,413          3.8         0.10             20,413       0.10
           0.15           136,523          3.8         0.15            136,523       0.15
           0.16           620,000          3.2         0.16            620,000       0.16
           0.17             2,088          3.6         0.17              2,088       0.17
           0.20           175,000          3.9         0.20            175,000       0.20
           0.22           475,000          4.3         0.22            475,000       0.22
           0.26           165,000          8.6         0.26             41,250       0.26
           0.63            40,000          0.8         0.63             40,000       0.63
           0.69           343,750          8.0         0.69             98,125       0.69
           0.81           255,000          7.0         0.81            127,500       0.81
           1.00            75,000          8.2         1.00             18,750       1.00
          28.00               144          1.6        28.00                144       28.00
                        ---------                                    --------
                        2,407,918          5.5       $ 0.35          1,854,793       $0.27
                        =========                                    =========

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001 and 2000 would have been the pro forma amounts presented below:

                                                               2001             2000
                                                           ------------     ------------
Net income
     As reported                                           $   329,823      $   175,726
     Pro forma                                                 329,823          134,551

Net income attributable to common stockholders
     As reported                                               329,823          175,726
     Pro forma                                                 329,823          134,551


Basic and diluted earnings per share
     As reported                                           $      0.02      $      0.01
     Pro forma                                             $      0.02      $      0.01

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 2001 and 2000

(10) CONTINUED
     ---------

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 2001 and 2000: expected life of 10 years; expected volatility of 90%; risk-free interest rate of 5.25%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2001 and 2000 approximated $0.22 and $.62 per option and warrant, respectively.

Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous warrant grants. The above numbers do not include the effect of warrants granted prior to 1996 that vested in 2000 and 2001.


(11) COMPENSATORY STOCK BENEFIT PLANS
     --------------------------------

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

During the years ended December 31, 2001 and 2000, 1,217,845 and 1,468,649 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

During the years ended December 31, 2001 and 2000, 978,050 and 1,464,000 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(12) EMPLOYEE BENEFIT PLAN
     ---------------------

On November 1, 2000, the Company adopted the 401(k) Profit Sharing Plan and Trust (the "Plan") for employees of the Company. The Plan allows employees who satisfy the age and service requirements to contribute up to 15% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company has made no contributions to the Plan.

(13) RELATED PARTY TRANSACTIONS
     --------------------------

During 2001, no related parties received compensation for general corporate consulting services. During 2000, two directors received compensation of $31,000 in aggregate for general corporate consulting services.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. The balance of these notes was $275,000 at December 31, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April
15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001,
the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $143,750 and $150,000 at December 31, 2001 and 2000, respectively.

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. As additional consideration for these loans, the individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, the Company paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $958 and $5,833, respectively, as of December 31, 2000. Accrued interest payable and warrant amortization to interest expense related to these loans amounted to $500 and $5,833, respectively, as of December 31, 2001. The balance of these notes was $5,000 at December 31, 2001 and 2000.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the first quarter of the year ended December 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. During 2001, the purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company as of December 31, 2001 (see note 2).

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(14) INCOME TAXES
     ------------

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                                         DECEMBER 31,
                                                    2001             2000
                                                ------------     ------------

Net operating loss carryforwards                $ 1,416,000      $ 1,365,000
                                                ------------     ------------
                                                  1,416,000        1,365,000

                       Valuation allowance       (1,416,000)      (1,365,000)
                                                ------------     ------------

          Total                                 $         -      $         -
                                                ============     ============


At December 31, 2001, the Company had approximately $3,700,000 in federal and $6,000,000 in state net operating loss carryovers to offset future taxable income. These carryovers will expire in various years through 2019. As a result of a change in ownership, federal tax rules impose limitations on the use of net operating losses. The limitations will reduce the amount of these benefits that will be available to offset future taxable income each year, starting with the year of an ownership change, for which the issuance of the preferred stock in the Company's June 1996 public offering and the acquisition of Vision in 1998 was deemed to be. These net operating loss carryovers have been adjusted for such limitations.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. As December 31, 2001, it cannot determine if it is more likely than not that the Company will generate sufficient future taxable income before 2019, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 2001 and 2000.

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

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(15) SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in 000's except per share data and average shares outstanding):

                                                            Quarter ended
                              ------------------------------------------------------------------------
                                 March           June        September      December
                                  31              30             30             31            Total
                              ------------   ------------   ------------   ------------   ------------
2001
----
Net revenue                   $     2,309    $     1,961    $     2,402    $     2,673    $     9,345
Income from
   Operations                         315            275            276            266          1,132
Net income                             97            108             61             65            330
Basic earnings per share              .01            .01            .01            .01            .02
Diluted earnings per share            .01            .01            .01            .01            .02
Weighted average shares
   Outstanding                 13,496,455     12,799,044     13,184,712     13,611,202     13,272,926

2000
----
Net revenue                   $     1,750    $     2,181    $     2,329    $     2,466    $     8,726
Income (loss) from
   Operations                         105            168            276            380            929
Net income (loss)                     (45)            59             75             87            176
Basic earnings (loss) per share      (.01)           .01            .01            .01            .01
Diluted earnings(loss) per share     (.01)           .01            .01            .01            .01
Weighted average shares
   Outstanding                  8,034,824     10,984,573     12,835,603     13,971,982     11,993,979



(16) Recent Accounting Pronouncements
     --------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Based upon our initial assessment, the Company does not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company expects that the impact to 2002 net income associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of approximately $174,000. The Company has not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. The Company will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, the Company does not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000

(16) CONTINUED
     ---------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this statement no later than January 1, 2002. Based on our current assessment, the company does not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

 (17) SUBSEQUENT EVENT
     ----------------

On February 11, 2002, the Company opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. The Company assumed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $1,066,000 with a monthly installment payment of $30,050 over 45 months with an interest rate of 10.75%.