Form 10QSB
period 2002-03-31
MIRACOR DIAGNOSTICS INC
filed 2002-05-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended March 31, 2002.

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

As of April 30, 2002, Registrant had outstanding 14,215,600 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC Bulletin Board on April 30, 2002) was approximately $2,500,600.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2002 and
         December 31, 2001.................................................. F-1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2002 and 2001...................................... F-3

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 2002   ............................... F-4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001        .............................. F-5

         Notes to Consolidated Financial Statements........................  F-7

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion of Miracor Diagnostics' financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

         During June 2001, we acquired three MRI centers located in California. Laguna Niguel MRI, Inc. is an MRI center located in Laguna Niguel, California. Envision Healthcare, LLC, is an MRI center located in Long Beach, California. We also acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California.

         On October 1, 2001, we opened a start-up MRI center located in Perrysburg, Ohio. On February 11, 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement.

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

         We provide medical diagnostic imaging services through the operation of our nine centers. Our principal executive office is located at 9191 Towne Centre Drive, Suite 400, San Diego, California 92122. Our telephone number is 858/455-7127, and our website is .

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

Results of Operations
---------------------

         During 2001, we relinquished our holdings in Ultra pursuant to a settlement agreement and cancelled approximately 2.5 million of our common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in our consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the three months ended March 31, 2001 include the cancellation of approximately
2.5 million common shares as of February 28, 2001.

         The three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Net Revenue
------------

         Net patient service revenue for the quarter ended March 31, 2002 was $2,731,651 compared to $2,308,571 for the quarter ended March 31, 2001. The increase of 18.3% is primarily attributed to increased scan volume and the June 1, 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC., partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001. Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended March 31, 2002 and 2001.

Operating Expenses
------------------

         Costs of services were $1,148,911 for the three month period ended March 31, 2002 as compared to $781,906 for the same three month period ended March 31, 2001, representing an increase of 46.9%. Selling, general and administrative costs were $1,235,368 for the first quarter of 2002 as compared to $1,211,283 for the first quarter of 2001, representing an increase of 2.0%. These increases were primarily attributed to additional costs related to the increased scan volume and to the costs associated with operating the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC. These increases were partly offset by the divesting of our holdings in Ultra.

Net Income
-----------

         Net income for the three months period ended March 31, 2002 was $128,240 as compared to the net income of $96,507 for the three month period ended March 31, 2001. The increase of 32.9% was primarily attributable to increased scan volume and to the June 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC and Envision Open MRI, LLC.

         Basic and diluted earnings per common share were $0.01 for the first three months of 2002 and 2001. Although net income increased, the amount was not material enough to affect basic and diluted earnings per share for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The weighted average number of shares outstanding calculation for the quarter ended March 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at March 31, 2002 was $293,746 as compared to $363,478, at December 31, 2001, representing a 19.2% decrease.

         During the quarter ended March 31, 2002, operating activities provided $374,188 of net cash. We received $82,278 from increases in our line of credit. In addition during the first three months of 2002, we made $205,595 of principal payments on notes payable, $6,250 of principal payments on notes payable to related parties, $313,356 of principal payments on capital lease obligations and purchased equipment of $997. During the three months ended March 31, 2002, net cash provided by operating activities included net income of $128,240. Net income was offset by the change in other net assets (excluding cash) of ($111,022). This decrease in net assets (excluding cash) was compensated by

         - $48,912 in common stock paid for services and interest in lieu of cash,
         -        $298,308 in depreciation/amortization,
         -        $8,358 of minority interest, and
         -        $1,392 in accrued stock compensation expense.


         Changes in current assets and current liabilities resulted in a negative working capital position of ($538,147) at March 31, 2002 as compared to a negative working capital of ($315,506) at December 31, 2001. Despite being profitable and having approximately $294,000 in cash at March 31, 2002, we have more current liabilities than current assets. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services in our current MRI centers and to acquire additional MRI centers.

         On February 11, 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, we recorded total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000. We assumed MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

         Pursuant to employee agreements, 12,000 shares of accrued employee common stock grants were issued in March 2002. Accordingly, deferred stock compensation of $13,438 was reclassified to common stock and additional paid-in capital during the first quarter of 2002.

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

         On October 1, 2001, we opened a start-up MRI center located in Perrysburg, Ohio. In connection with this new MRI center, we entered into two capital lease agreements with a finance company, financing medical equipment with a purchase price of $1,191,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $25,269. In addition, we financed leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622 with a finance company.

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

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $137,500 and $143,750 at March 31, 2002 and December 31, 2001, respectively.


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

Recent Accounting Pronouncements
--------------------------------

         We implemented Statement of Financial Accounting Standards No.141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $43,625 for the quarter ended March 31, 2002. Amortization expense of approximately $39,154 was recognized for the three months ended March 31, 2001.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We adopted this Statement on January 1, 2002; as a result, there was no impact on our financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         From time to time we have been named as a defendant in a lawsuit. As of March 31, 2002, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except as noted above. There are no other legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.


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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               May 14, 2002
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           May 14, 2002
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer              May 14, 2002
------------------------
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                                    March 31,        December 31,
                                                                      2002               2001
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    293,746       $    363,478
     Accounts receivable, net                                        4,230,998          4,040,179
     Prepaid expenses and other assets                                  41,929             28,246
                                                                  -------------      -------------
               Total current assets                                  4,566,673          4,431,903
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  6,957,360          6,121,120
     Machinery and equipment                                           439,164            439,164
     Leasehold improvements                                            771,671            771,671
     Furniture and fixtures                                             67,451             66,455
                                                                  -------------      -------------
                                                                     8,235,646          7,398,410

          Less accumulated depreciation                             (3,996,563)        (3,699,021)
                                                                  -------------      -------------

Property and equipment, net                                          4,239,083          3,699,389


Goodwill                                                             5,511,508          5,281,748


Other assets                                                           147,355            154,842
                                                                  -------------      -------------
               Total assets                                       $ 14,464,619       $ 13,567,882
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                                  March 31,        December 31,
                                                                    2002               2001
                                                                -------------      -------------
                                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    910,544       $    818,100
     Accrued expenses                                                686,596            692,282
     Line of credit                                                1,374,290          1,292,012
     Notes payable, related parties - current portion                188,333            135,208
     Notes payable - current portion                                 453,006            605,968
     Capital lease obligations - current portion                   1,492,051          1,203,839
                                                                -------------      -------------
               Total current liabilities                           5,104,820          4,747,409

Other liabilities:
     Notes payable, related parties - long term                      229,167            288,542
     Notes payable - long term                                     1,046,738          1,123,873
     Capital lease obligations - long term                         3,791,598          3,327,165
                                                                -------------      -------------
               Total liabilities                                  10,172,323          9,486,989
                                                                -------------      -------------

Minority interest                                                     33,220             24,861
                                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
     Series I convertible preferred stock (247,500 shares
         authorized; 0 issued and outstanding)                            --                 --
     6% cumulative convertible Series A preferred stock,
         and $.01 par value (1,972,500 shares authorized;
         0 shares issued and outstanding)                                 --                 --
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                     --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 14,148,300 and 13,783,865 outstanding)        2,122,245          2,067,580
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,352,525         27,320,340
     Deferred stock compensation                                       1,994             14,040
     Accumulated deficit                                         (25,340,438)       (25,468,678)
                                                                -------------      -------------
               Total stockholders' equity                          4,259,076          4,056,032
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 14,464,619       $ 13,567,882
                                                                =============      =============


See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended March 31,
                                               --------------------------------

                                                    2002               2001
                                               -------------      -------------

Net patient service revenue                    $  2,731,651       $  2,308,571

Operating expenses:
  Costs of services                               1,148,911            781,906
  Selling, general and administrative expenses    1,235,368          1,211,283
                                               -------------      -------------
Total operating expenses                          2,384,279          1,993,189
                                               -------------      -------------

Income from operations                              347,372            315,382

Other income (expense):
  Interest expense                                 (210,774)          (170,719)
  Other income                                            -                131
                                               -------------      -------------
Income before minority interest                     136,598            144,794

Minority interest                                    (8,358)           (48,287)
                                               -------------      -------------
Net Income                                     $    128,240       $     96,507
                                               =============      =============

Earnings per share:

Earnings per share-basic                       $       0.01       $       0.01
Earnings per share-diluted                     $       0.01       $       0.01
Weighted average shares outstanding-basic        13,272,926         13,496,455
Weighted average shares outstanding-diluted      13,812,591         13,631,335




See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           For the Three Months Ended March 31, 2002

                                                  (Unaudited)


                                                                  COMMON STOCK            ADDITIONAL
                                                           ----------------------------    PAID-IN
                                                              SHARES        AMOUNT         CAPITAL
                                                           -------------  -------------  -------------
Balance, January 1, 2002                                    13,783,865   $   2,067,580   $ 27,320,340

Common stock issued for compensation, interest,
     services and principal of trade notes payable              352,435         52,865         20,547

Common stock issued from the Deferred Stock
     Compensation Plan                                           12,000          1,800         11,638

Accrued stock compensation                                           --             --             --

Net income                                                           --             --             --
                                                           -------------  -------------  -------------
Balance, March 31, 2002                                      14,148,300   $  2,122,245   $ 27,352,525
                                                           =============  =============  =============

(continued below)

                                                                           DEFERRED        ACCUMULATED
                                                             WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                           -------------  -------------   -------------   ------------
Balance, January 1, 2002                                   $    122,750   $     14,040    $(25,468,678)   $ 4,056,032

Common stock issued for compensation, interest,
     services and principal of trade notes payable                   --             --              --         73,412

Common stock issued from the Deferred Stock
     Compensation Plan                                               --        (13,438)             --             --

Accrued stock compensation                                           --          1,392              --          1,392

Net income                                                           --             --         128,240        128,240
                                                           -------------  -------------   -------------   ------------
Balance, March 31, 2002                                    $    122,750    $     1,994    $(25,340,438)   $ 4,259,076
                                                           =============  =============   =============   ============




See notes to consolidated financial statements.


                                                      F-4

                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                     2002              2001
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net income                                                                  $   128,240       $    96,507
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Stock paid for services and interest                                       48,912            59,889
           Minority interest                                                           8,358            48,287
           Depreciation and amortization                                             299,700           266,291
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (190,819)         (400,788)
              Other assets                                                            (6,962)          (18,686)
              Accounts payable and accrued expenses                                   86,759          (137,788)
                                                                                 ------------      ------------
                     Net cash provided by (used in) operating activities             374,188           (86,288)
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (997)          (13,000)
                                                                                 ------------      ------------

                     Net cash used in investing activities                              (997)          (13,000)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                       82,278           189,100
     Proceeds from notes payable                                                           -           150,000
     Principal payments on notes payable, related parties                             (6,250)          (25,676)
     Principal payments on notes payable                                            (205,595)         (106,699)
     Principal payments on capital lease obligations                                (313,356)         (230,079)
     Proceeds from issuing common stock                                                    -            15,000
                                                                                 ------------      ------------

           Net cash used in financing activities                                    (442,923)           (8,354)
                                                                                 ------------      ------------

Net decrease in cash and cash equivalents                                            (69,732)         (107,642)

Cash and cash equivalents, beginning of year                                         363,478           282,337
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   293,746       $   174,695
                                                                                 ============      ============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               2002            2001
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  201,798      $  156,680
     Income taxes                                          $    2,500      $        -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:


STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   41,912      $   46,539
     Directors' fees                                            7,000           5,000
     Interest expense on notes payable                            -             8,350
                                                           -----------     -----------
                                                               48,912          59,889
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                       24,500          14,650
                                                           -----------     -----------
                                                           $   73,412      $   74,539
                                                           ===========     ===========

During the first quarter of 2000, the Company acquired the net assets of Ultra Open MRI Holding Corporation ("Ultra") in exchange for 2,534,400 shares of Restricted Rule 144 common stock and a note payable of $380,160. During 2001, the transaction was rescinded pursuant to a settlement agreement. The Company relinquished its holdings in Ultra, cancelled the 2,534,400 shares of the Company's common stock and was released of the outstanding note payable obligation in return (see note 4).

During the second quarter of 2001, the Company acquired the net assets of Laguna Niguel MRI, Inc. in exchange for a note payable of $1,250,000, the net assets of Envision Healthcare, LLC in exchange for a convertible note payable of $200,000 and 51% of the net assets of Envision Open MRI, LLC in exchange for a convertible note payable of $75,000 (see note 4).


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
                                          =============                                          =============

         On February 11, 2002, the Company opened its ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, the Company recorded total assets, including MRI equipment, of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000.




See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2002 and 2001


(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2002, and the results of operations for the three month period ended March 31, 2002 and 2001 and cash flows for the three month period ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


(2) REVENUE RECOGNITION / ACCOUNTS RECEIVABLE
    -----------------------------------------

The principal source of revenue is from diagnostic imaging which is recognized as performed net of contractual adjustments and allowances. As of March 31, 2002 and December 31, 2001, the Company had reserves against its accounts receivable of $3,941,052 and $3,669,281, respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 2002 and 2001


(3) EARNINGS PER COMMON SHARE
------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001:

                                                  2002            2001
                                              ------------    ------------
Basic earnings per share:
Net income available to common shareholders   $   128,240     $    96,507
                                              ------------    ------------
Weighted average shares outstanding            13,272,926      13,496,455

Basic earnings per share                      $      0.01     $      0.01
                                              ============    ============

Diluted earnings per share:
Net income available to common shareholders   $   128,240    $     96,507
                                              ------------    ------------
Adjusted net income available to common
   shareholders assuming conversion               128,240          96,507
                                              ------------    ------------

Weighted average shares outstanding            13,272,926      13,496,455

Effect of dilutive securities:
    Warrants                                      531,351          94,880
    Employee stock options                            814              --
    Employee stock-based compensation awards        7,500          40,000
                                              ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                    13,812,591      13,631,335
                                              ============    ============

Diluted earnings per share                    $      0.01     $      0.01
                                              ============    ============

Options and warrants to purchase 803,838 shares of common stock, at prices ranging from $0.27 to $28.00 per share, were outstanding during the three month period but not included in the March 31, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 31, 2002 to August 30, 2010, were still outstanding at March 31, 2002.

Options and warrants to purchase 2,378,239 shares of common stock, at prices ranging from $0.219 to $28.00 per share, were outstanding during the three month period but not included in the March 31, 2001 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 2002 and 2001



(4) ACQUISITIONS
    -------------

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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled 2,534,400 shares of the Company's common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893 respectively and are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. The minority shareholder's portion of Ultra's net income has been presented as minority interest in the accompanying consolidated statements of operations for the three month period ended March 31, 2001.

On June 1, 2001, the Company acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years (see note 8).

On June 1, 2001, the Company acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 8).

On June 1, 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 8). The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001. This principal's share of the center's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three months ended March 31, 2002.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 2002 and 2001


(4) CONTINUED
    ---------

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the for the three months ended March 31, 2001 would have been approximately $2.9 million, net income would have been approximately $230,000 and net income per share would have been $0.02. These pro forma results are unaudited.

On October 1, 2001, we opened a start-up MRI center located in Perrysburg, Ohio. In connection with this new MRI center, we entered into two capital lease agreements with a finance company, financing medical equipment with a purchase price of $1,191,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $25,269. In addition, we financed leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622 with a finance company.

On February 11, 2002, the Company opened its ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, the Company recorded total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000. The Company assumed MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.


(5) GOODWILL
    --------

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Goodwill is recorded at cost of $5,970,497 and $5,740,737 as of March 31, 2002 and December 31, 2001, respectively, less $458,989 of accumulated amortization which was amortized prior to January 1, 2002. Goodwill increased during the three month period ended March 31, 2002 as a result of the purchase an MRI center located in Woodridge, Illinois.

The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $43,625 for the quarter ended March 31, 2002. Amortization expense of approximately $39,154 was recognized for the three months ended March 31, 2001.


(6) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $1,500,000 or the "borrowing base" as defined. The balance is due December 2002 and is renewable for consecutive one-year periods. At March 31, 2002 and December 31, 2001, the outstanding balance was $1,374,290 and $1,292,012, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 2002 and 2001


(7) NOTES PAYABLE
    -------------
Notes payable consisted of the following:

                                                                                   March 31,     December 31,
                                                                                      2002            2001
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 11.23%, monthly payment of
   $29,357, due May 2006                                                           $ 1,167,988    $ 1,222,249

   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002                                                         111,413        150,532

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              75,437         82,262

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005                                                            53,150         56,007

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               46,347         51,488

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002                                                                     23,168         31,561

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002                                                                    22,241         29,553

   Note payable to a finance company, paid off in February 2002                              -         85,577

   Note payable to a bank, paid off in March 2002                                            -         20,612

                                                                                   ------------   ------------
                                                                                   $ 1,499,744    $  1,729,841

   Less current portion                                                               (453,006)      (605,968)
                                                                                   ------------   ------------
   Long term portion                                                               $ 1,046,738    $  1,123,873
                                                                                   ============   ============


                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2002 and 2001


(8) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. During 2000, the Company paid down $45,000 of these promissory notes. The balance of these notes was $5,000 at March 31, 2002 and December 31, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $137,500 and $143,750 at March 31, 2002 and December 31, 2001, respectively,

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. The balance of these notes was $275,000 at March 31, 2002 and December 31, 2001.


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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2002 and 2001


(9) CONTINUED
    ---------

COMMON STOCK

In March 2002, 12,000 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $13,438 was reclassified to common stock and additional paid-in capital during March 2002.

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. During 2001, the Company relinquished its holdings in Ultra pursuant to a settlement agreement and cancelled the 2,534,400 shares of the Company's common stock. As a result of this transaction, common stock and additional paid-in capital were reduced by $2,656,456 (see note 4). Resulting from the Ultra settlement, the weighted average number of shares outstanding calculation for the three months ended March 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $137,500 and $143,750 at March 31, 2002 and December 31, 2001, respectively.

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

               For the Three Months Ended March 31, 2002 and 2001


(9) CONTINUED
    ---------

On August 28, 2000, the Company's board of directors approved the registration of 2,500,000 shares of common stock to be issued pursuant to the Company's 2000 Stock Compensation Plan II and the 1997 Stock Option Plan. Shares may be awarded under this plan until August 28, 2005.

During the three months ended March 31, 2002 and 2001, 132,000 and 385,725 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

During the three months ended March 31, 2002 and 2001, 232,435, and 99,800 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and professional services provided to the Company.


(10) Recent Accounting Pronouncements
     --------------------------------

The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $43,625 for the quarter ended March 31, 2002. Amortization expense of approximately $39,154 was recognized for the three months ended March 31, 2001.


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

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 2002 and 2001

(10) CONTINUED
     ---------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this Statement on January 1, 2002; as a result, there was no impact on its financial condition or results of operations.