Form 10QSB
period 2002-06-30
MIRACOR DIAGNOSTICS INC
filed 2002-08-13
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended June 30, 2002.

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

As of July 31, 2002, Registrant had outstanding 14,609,350 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC Bulletin Board on July 31, 2002) was approximately $2,483,327.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2002 and
         December 31, 2001................................................. F-1

         Consolidated Statements of Operations for the Six Months
         Ended June 30, 2002 and 2001...................................... F-3

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 2002   ................................. F-4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2002 and 2001        .............................. F-5

         Notes to Consolidated Financial Statements........................ F-7

Item 2.  Management's Discussion and Analysis and Plan of Operation........   3

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   9

Item 2.  Changes in Securities.............................................   9

Item 3.  Defaults Upon Senior Securities...................................   9

Item 4.  Submission of Matters to a Vote of Security Holders...............   9

Item 5.  Other Information.................................................   9

Item 6.  Exhibits and Reports on Form 8-K..................................   9

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended June 30, 2002.

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

Critical Accounting Policies
----------------------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

         We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to allowances for uncollectable accounts receivable, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Results of Operations
---------------------

         During 2001, we relinquished our holdings in Ultra pursuant to a settlement agreement and cancelled approximately 2.5 million of our common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in our consolidated financial statements for the six months ended June 30, 2002. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the three month and the six month periods ended June 30, 2001 include the cancellation of approximately 2.5 million common shares as of February 28, 2001.

The three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Net Revenue
------------

         Net patient service revenue for the second quarter ended June 30, 2002 was $2,932,385 compared to $1,961,001 for the second quarter ended June 30, 2001. The increase of 49.5% is primarily attributed to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

         Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended June 30, 2002 and 2001.

Operating Expenses
------------------

         Costs of services were $1,252,155 for the three month period ended June 30, 2002 as compared to $713,191 for the same three month period ended June 30, 2001, representing an increase of 75.6%. Selling, general and administrative costs were $1,297,031 for the second quarter of 2002 as compared to $973,251 for the second quarter of 2001, representing an increase of 33.3%. These increases were primarily attributed to additional costs related to the increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

Net Income
-----------

         Net income for the three month period ended June 30, 2002 was $174,590 as compared to the net income of $107,546 for the three month period ended June 30, 2001. The increase of 62.3% was primarily attributable to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

         Basic and diluted earnings per common share were $0.01 for the three month periods ended June 30, 2002 and June 30, 2001. Although net income increased, the amount was not material enough to affect basic and diluted earnings per share for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The weighted average number of shares outstanding calculation for the quarter ended June 30, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

         The six months ended June 30, 2002 compared to the six months ended June 30, 2001.


Net Revenue
------------

         Net patient service revenue for the six month period ended June 30, 2002 was $5,664,036 compared to $4,269,572 for the six month period ended June 30, 2001. The increase of 32.7% is primarily attributed to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and - the acquisition located in Woodridge, Illinois in February 2002.

The increase was partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001. Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the six month periods ended June 30, 2002 and June 30, 2001.


Operating Expenses
------------------

         Costs of services were $2,401,066 for the six month period ended June 30, 2002 as compared to $1,495,096 for the same six month period ended June 30, 2001, representing an increase of 60.6%. Selling, general and administrative costs were $2,532,399 for the first six months of 2002 as compared to $2,184,535 for the first six months of 2001, representing an increase of 15.9%. These increases were primarily attributed to additional costs related to the increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

These increases were partly offset by the divesting of our holdings in Ultra.

Net Income
-----------

         Net income for the six month period ended June 30, 2002 was $302,830 as compared to the net income of $204,053 for the six month period ended June 30, 2001. The increase of 48.4% was primarily attributable to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

         Basic and diluted earnings per common share were $0.02 for the first six months of 2002 as compared to $0.01 for the same six month period ended June 30, 2001, representing an increase of 100%. Although the weighted average number of shares outstanding has increased, net income increased by a material amount to affect basic and diluted earnings per share for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The weighted average number of shares outstanding calculation for the three and six month periods ended June 30, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations, our line of credit and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2002 was $280,037 as compared to $363,478, at December 31, 2001, representing a 23.0% decrease.

         During the six months ended June 30, 2002, operating activities provided $857,667 of net cash. We received $87,690 from increases in our line of credit. In addition during the first six months of 2002, we made $332,482 of principal payments on notes payable, $12,500 of principal payments on notes payable to related parties, $680,082 of principal payments on capital lease obligations and purchased equipment of $3,734. During the six month period ended June 30, 2002, net cash provided by operating activities included net income of $302,830. Net income was offset by the change in other net assets (excluding cash) of ($211,809). This decrease in net assets (excluding cash) was compensated by

         - $123,062 in common stock paid for services and interest in lieu of cash,
         -        $636,325 in depreciation/amortization, and
         -        $7,259 of minority interest.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($438,699) at June 30, 2002 as compared to a negative working capital of ($315,506) at December 31, 2001. Despite being profitable and having approximately $280,000 in cash at June 30, 2002, we have more current liabilities than current assets. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services in our current MRI centers and to acquire additional MRI centers.

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

         Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the six month period ended June 30, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during the first six months of 2002.

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

         During June 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions of $998,566 was being amortized through December 31, 2001, on a straight-line basis over a twenty year period. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 along with accrued interest payable at 11.23% per annum over 5 years. Envision Healthcare, LLC was acquired from one of our directors/officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors/officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years. In June 2002, we issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each.

         Pursuant to an investment letter dated March 5, 2001 with an individual, the Company received $15,000 for the purchase of 83,335 shares of Restricted Rule 144 common stock at a purchase price of $0.18 per share. All such shares have been issued.

         During the first quarter of 2001, we issued a $150,000 note payable at a 15% interest rate, originally due August 28, 2001, to a corporation. The noteholder was granted warrants as consideration and inducement to purchase 400,000 shares of our common stock at an exercise price of $0.219 per share. On August 28, 2001, we also granted the noteholder additional warrants to purchase 75,000 shares of Common Stock at an exercise price of $0.219 per share as consideration and inducement for extending the due date by three months. During November 2001, the note was paid in full.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $131,250 and $143,750 at June 30, 2002 and December 31, 2001, respectively.

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

Recent Accounting Pronouncements
--------------------------------

         We implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $92,993 for the six months ended June 30, 2002. Amortization expense of approximately $73,928 was recognized for the six months ended June 30, 2001.

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

         From time to time we have been named as a defendant in a lawsuit. As of June 30, 2002, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except as noted above. There are no other legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         See Part I, Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 17, 2002, Miracor held its Annual Meeting of Shareholders. A quorum was present to consider the following two items:

         1. To re-elect Mr. Don L. Arnwine and Mr. Robert S. Muehlberg to the Board of Directors until the annual meeting of shareholders to be held in the year 2005 and until each of his respective successors shall have been elected and qualified. To elect Mr. Stephen A McConnell to the Board of Directors until the annual meeting of shareholders to be held in the year 2004 and until his respective successors shall have been elected and qualified.

         2. To ratify the Board of Directors' appointment of Parks, Tschopp, Whitcomb & Orr, P.A. to serve as the Company's independent auditors for the current calendar year.

Both items passed with the required vote.


ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     99.1           Certification of Chief Executive Officer
     99.2           Certification of Chief Financial Officer


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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               August 13, 2002
------------------------   Chief Executive Officer
    M. Lee Hulsebus


/s/ Robert S. Muehlberg    President,                           August 13, 2002
------------------------   Chief Operating Officer
    Robert S. Muehlberg


/s/ Ross S. Seibert        Chief Financial Officer              August 13, 2002
------------------------
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                    June 30,        December 31,
                                                                      2002               2001
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    280,037       $    363,478
     Accounts receivable, net                                        4,369,869          4,040,179
     Prepaid expenses and other assets                                  79,896             28,246
                                                                  -------------      -------------
               Total current assets                                  4,729,802          4,431,903
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  6,957,360          6,121,120
     Machinery and equipment                                           440,617            439,164
     Leasehold improvements                                            771,671            771,671
     Furniture and fixtures                                             68,736             66,455
                                                                  -------------      -------------
                                                                     8,238,384          7,398,410

          Less accumulated depreciation                             (4,323,385)        (3,699,021)
                                                                  -------------      -------------

Property and equipment, net                                          3,914,999          3,699,389

Goodwill                                                             5,511,508          5,281,748

Other assets                                                           139,549            154,842
                                                                  -------------      -------------
               Total assets                                       $ 14,295,858       $ 13,567,882
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                                  June 30,        December 31,
                                                                    2002               2001
                                                                -------------      -------------
                                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    901,738      $     818,100
     Accrued expenses                                                764,412            692,282
     Line of credit                                                1,379,701          1,292,012
     Notes payable, related parties - current portion                185,208            135,208
     Notes payable - current portion                                 405,411            605,968
     Capital lease obligations - current portion                   1,532,031          1,203,839
                                                                -------------      -------------
               Total current liabilities                           5,168,501          4,747,409

Other liabilities:
     Notes payable, related parties - long term                      226,042            288,542
     Notes payable - long term                                       967,448          1,123,873
     Capital lease obligations - long term                         3,384,892          3,327,165
                                                                -------------      -------------
               Total liabilities                                   9,746,883          9,486,989
                                                                -------------      -------------

Minority interest                                                     32,121             24,861
                                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                     --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 14,520,600 and 13,783,865 outstanding)        2,178,090          2,067,580
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,380,755         27,320,340
     Deferred stock compensation                                       1,107             14,040
     Accumulated deficit                                         (25,165,848)       (25,468,678)
                                                                -------------      -------------
               Total stockholders' equity                          4,516,854          4,056,032
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 14,295,858       $ 13,567,882
                                                                =============      =============


See notes to consolidated financial statements.


                                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                 -----------------------------   -----------------------------
                                                     2002            2001            2002             2001
                                                 -------------   -------------   -------------   -------------
Net patient service revenue                      $  2,932,385    $  1,961,001    $  5,664,036    $  4,269,572

Operating expenses:
  Costs of services                                 1,252,155         713,191       2,401,066       1,495,096
  Selling, general and administrative expenses      1,297,031         973,251       2,532,399       2,184,535
                                                 -------------   -------------   -------------   -------------
Total operating expenses                            2,549,186       1,686,442       4,933,465       3,679,631
                                                 -------------   -------------   -------------   -------------


Income from operations                                383,199         274,559         730,571         589,941


Other income (expense):
  Interest expense                                   (209,708)       (166,044)       (420,482)       (336,763)
  Other income                                             --              --              --             131
                                                 -------------   -------------   -------------   -------------
Income before minority interest                       173,491         108,515         310,089         253,309

Minority interest                                       1,099            (969)         (7,259)        (49,256)
                                                 -------------   -------------   -------------   -------------

Net income                                       $    174,590    $    107,546    $    302,830    $    204,053
                                                 =============   =============   =============   =============

Earnings per share:

Earnings per share-basic                         $       0.01    $       0.01    $       0.02    $       0.01
Earnings per share-diluted                       $       0.01    $       0.01    $       0.02    $       0.01
Weighted average shares outstanding-basic          14,310,520      12,799,044      14,124,206      13,745,823
Weighted average shares outstanding-diluted        14,960,804      12,910,549      14,734,380      13,857,742

See notes to consolidated financial statements.

                                                      F-3


                                   MIRACOR DIAGNOSTICS, INC.

                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            For the Six Months Ended June 30, 2002

                                          (Unaudited)

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN
                                                        SHARES        AMOUNT       CAPITAL
                                                     ------------  ------------  ------------
Balance, January 1, 2002                              13,783,865   $ 2,067,580   $27,320,340

Common stock issued for compensation, interest,
     services and principal of trade notes payable       667,235       100,085        47,477

Common stock issued from the Deferred Stock
     compensation Plan                                    69,500        10,425        12,938

Accrued stock compensation                                    --            --            --

Net income                                                    --            --            --
                                                     ------------  ------------  ------------
Balance, June 30, 2002                                14,520,600   $ 2,178,090   $27,380,755
                                                     ============  ============  ============

(continued below)

                                                                      DEFERRED      ACCUMULATED
                                                       WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                     -------------  -------------   -------------   -------------
Balance, January 1, 2002                             $    122,750   $     14,040    $(25,468,678)   $  4,056,032

Common stock issued for compensation, interest,
     services and principal of trade notes payable             --             --              --         147,562

Common stock issued from the Deferred Stock
     compensation Plan                                         --        (23,363)             --              --

Accrued stock compensation                                     --         10,430              --          10,430

Net income                                                     --             --         302,830         302,830
                                                     -------------  -------------   -------------   -------------
Balance, June 30, 2002                               $    122,750   $      1,107    $(25,165,848)   $  4,516,854
                                                     =============  =============   =============   =============

See notes to consolidated financial statements.




                                       MIRACOR DIAGNOSTICS, INC.

                                           AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                                                              Six Months Ended June 30,
                                                                                 2002         2001
                                                                              ----------   ----------
Cash flows from operating activities:
     Net income                                                               $ 302,830    $ 204,053
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services and interest                                 123,062      138,081
           Minority interest                                                      7,259       49,256
           Depreciation and amortization                                        636,325      487,031
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                              (329,690)    (584,250)
              Other assets                                                      (37,887)     (68,921)
              Accounts payable and accrued expenses                             155,768      (12,753)
                                                                              ----------   ----------
                     Net cash provided by operating activities                  857,667      212,497
                                                                              ----------   ----------

Cash flows from investing activities:
     Purchase of property and equipment                                          (3,734)     (68,088)
     Cash acquired in purchase of companies                                          --       64,852
     Cash forfeited in Ultra settlement                                              --      (36,615)
                                                                              ----------   ----------
                     Net cash used in investing activities                       (3,734)     (39,851)
                                                                              ----------   ----------

Cash flows from financing activities:
     Increase in line of credit                                                  87,690      344,864
     Proceeds from notes payable                                                     --      150,000
     Principal payments on notes payable, related parties                       (12,500)     (25,676)
     Principal payments on notes payable                                       (332,482)    (204,719)
     Principal payments on capital lease obligations                           (680,082)    (431,893)
     Proceeds from issuing common stock                                              --       15,000
                                                                              ----------   ----------
                      Net cash used in financing activities                    (937,374)    (152,424)
                                                                              ----------   ----------

Net increase (decrease) in cash and cash equivalents                            (83,441)      20,222

Cash and cash equivalents, beginning of period                                  363,478      282,337
                                                                              ----------   ----------

Cash and cash equivalents, end of period                                      $ 280,037    $ 302,559
                                                                              ==========   ==========

See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the Six Months Ended June 30, 2002 and 2001
                                      (Unaudited)

                                                            Six Months Ended June 30,
                                                          ----------------------------
                                                               2002            2001
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  399,550      $  324,426
     Income taxes                                          $    9,900      $      800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $  103,562      $  121,231
     Directors' fees                                           19,500           8,625
     Interest expense on notes payable                             --           8,225
                                                           -----------     -----------
                                                              123,062         138,081
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                       24,500          29,300
                                                           -----------     -----------
                                                           $  147,562      $  167,381
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

               For the Six Months Ended June 30, 2002 and 2001

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2002, and the results of operations for the three month and six periods ended June 30, 2002 and 2001 and cash flows for the six month period ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three month and six periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

(2) REVENUE RECOGNITION / ACCOUNTS RECEIVABLE
    -----------------------------------------

The principal source of revenue is from diagnostic imaging which is recognized as performed net of contractual adjustments and allowances. As of June 30, 2002 and December 31, 2001, the Company had reserves against its accounts receivable of $4,195,981 and $3,669,281, respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 2002 and 2001

(3) EARNINGS PER COMMON SHARE
------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings per share for the three month and six month periods ended June 30, 2002 and 2001:

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------
Basic earnings per share:
Net income available to common shareholders    $   174,590   $   107,546   $   302,830   $   204,053
                                               ------------  ------------  ------------  ------------
Weighted average shares outstanding             14,310,520    12,799,044    14,124,206    13,745,823

Basic earnings per share                       $      0.01   $      0.01   $      0.02   $      0.01
                                               ============  ============  ============  ============

Diluted earnings per share:
Net income available to common shareholders    $   174,590   $   107,546   $   302,830   $   204,053
                                               ------------  ------------  ------------  ------------
Adjusted net income available to common
   shareholders assuming conversion                174,590       107,546       302,830       204,053
                                               ------------  ------------  ------------  ------------

Weighted average shares outstanding             14,310,520    12,799,044    14,124,206    13,745,823

Effect of dilutive securities:
    Warrants                                       585,421        94,005       557,825        94,419
    Employee stock options                          14,863            --         2,349            --
    Employee stock-based compensation awards        50,000        17,500        50,000        17,500
                                               ------------  ------------  ------------  ------------
Adjusted weighted average shares outstanding
    and assumed conversions                     14,960,804    12,910,549    14,734,380    13,857,742
                                               ============  ============  ============  ============

Diluted earnings per share                     $      0.01   $      0.01   $      0.02   $      0.01
                                               ============  ============  ============  ============

Options and warrants to purchase 688,894 shares of common stock, at prices ranging from $0.69 to $28.00 per share, were outstanding during the three month period but not included in the June 30, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 1,388,894 shares of common stock, at prices ranging from $0.27 to $28.00 per share, were outstanding during the six month period but not included in the June 30, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 31, 2002 to August 30, 2010, were still outstanding at June 30, 2002.

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

             For the Six Months Ended June 30, 2002 and 2001

(4) ACQUISITIONS
    ------------

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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled 2,534,400 shares of the Company's common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893 respectively and are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. The minority shareholder's portion of Ultra's net income has been presented as minority interest in the accompanying consolidated statements of operations for the six month period ended June 30, 2001.

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

On June 1, 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The note payable to the seller, along with accrued interest is payable over 3 years (see note 8). The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001 and June 30, 2002. This principal's share of the center's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three months and six months periods ended June 30, 2002 and June 30, 2001.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Six Months Ended June 30, 2002 and 2001

(4) CONTINUED
    ---------

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the for the six months ended June 30, 2001 would have been approximately $5.4 million, net income would have been approximately $424,000 and net income per share would have been $0.02. These pro forma results are unaudited.

On October 1, 2001, the Company opened a start-up MRI center located in Perrysburg, Ohio. In connection with this new MRI center, the Company entered into two capital lease agreements with a finance company, financing medical equipment with a purchase price of $1,191,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $25,269. In addition, the Company financed leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622 with a finance company.

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

Goodwill is recorded at cost of $5,970,497 and $5,740,737 as of June 30, 2002 and December 31, 2001, respectively, less $458,989 of accumulated amortization which was amortized prior to January 1, 2002. Goodwill increased during the six month period ended June 30, 2002 as a result of the purchase an MRI center located in Woodridge, Illinois as of February 11, 2002.

The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the statement resulted in an increase in income of approximately $92,993 for the six months ended June 30, 2002. Amortization expense of approximately $73,928 was recognized for the six months ended June 30, 2001.

(6) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 2% under which the Company may borrow up to $2,000,000 or the "borrowing base" as defined. The balance is due June 2004 and is renewable for consecutive two-year periods. At June 30, 2002 and December 31, 2001, the outstanding balance was $1,379,701 and $1,292,012, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Six Months Ended June 30, 2002 and 2001

(7) NOTES PAYABLE
    -------------
Notes payable consisted of the following:

                                                                                   June 30,     December 31,
                                                                                      2002            2001
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 11.23%, monthly payment of
   $29,357, due May 2006                                                           $ 1,112,190    $ 1,222,249

   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, due September 2002                                                          71,463        150,532

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              68,431         82,262

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $1,434, due December 2005                                                            50,217         56,007

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               41,070         51,488

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002                                                                    14,879         29,553

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002                                                                     14,609         31,561

   Note payable to a finance company, paid off in February 2002                             --         85,577

   Note payable to a bank, paid off in March 2002                                           --         20,612

                                                                                   ------------   ------------
                                                                                   $ 1,372,859    $  1,729,841

   Less current portion                                                               (405,411)      (605,968)
                                                                                   ------------   ------------
   Long term portion                                                               $   967,448    $  1,123,873
                                                                                   ============   ============


                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2002 and 2001

(8) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. During 2000, the Company paid down $45,000 of these promissory notes. The balance of these notes was $5,000 at June 30, 2002 and December 31, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $131,250 and $143,750 at June 30, 2002 and December 31, 2001, respectively.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for deferring the monthly principal payment due dates by six months each. The balance of these notes was $275,000 at June 30, 2002 and December 31, 2001.

(9) STOCKHOLDERS' EQUITY
     --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of June 30, 2002 and December 31, 2001, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2002 and 2001

(9) CONTINUED
    ---------

COMMON STOCK

On May 16, 2002, the Company's board of directors approved the registration of 950,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of June 30, 2002, 678,963 shares remain available under this registration which may be awarded until May 16, 2007. During the six months ended June 30, 2002 and 2001, 399,500 and 719,225 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the six months ended June 30, 2002 and 2001, 279,735 and 678,050 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, principal of trade notes payable, and professional services provided to the Company.

During the six month period ended June 30, 2002, 69,500 shares of accrued employee common stock grants were issued pursuant to an employee agreement. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during the six month period ended June 30, 2002.

During the first six months of 2002 and 2001, deferred compensation expense of $10,430 and $8,768 respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. During 2001, the Company relinquished its holdings in Ultra pursuant to a settlement agreement and cancelled the 2,534,400 shares of the Company's common stock. As a result of this transaction, common stock and additional paid-in capital were reduced by $2,656,456 (see note 4). Resulting from the Ultra settlement, the weighted average number of shares outstanding calculation for the three month and six month periods ended June 30, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $131,250 and $143,750 at June 30, 2002 and December 31, 2001, respectively.

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

               For the Six Months Ended June 30, 2002 and 2001


(10) Recent Accounting Pronouncements
     --------------------------------

The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $92,993 for the six months ended June 30, 2002. Amortization expense of approximately $73,928 was recognized for the six months ended June 30, 2001.

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