Form 10QSB
period 2002-09-30
MIRACOR DIAGNOSTICS INC
filed 2002-11-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

     (Mark One)
        [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the quarterly period ended September 30, 2002.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002, Registrant had outstanding 15,073,182 shares of the Registrant's common Stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as reported by the OTC NASD Bulletin Board on October 31, 2002) was approximately $2,082,195.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001................................................. F-1

         Consolidated Statements of Operations for the Three Months and
         Nine Months Ended September 30, 2002 and 2001..................... F-3

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 2002   ........................... F-4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2001      ........................... F-5

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended September 30, 2002.

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

         On February 9, 2000, we closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida as well as the holding company, Ultra Open MRI Holding Corporation ("Ultra"). During 2001, the transaction was rescinded pursuant to a settlement agreement. We relinquished our holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return, effective February 28, 2001.

         During June 2001, we acquired three MRI centers located in California. Laguna Niguel MRI, Inc. is an MRI center located in Laguna Niguel, California. Envision Healthcare, LLC, is an MRI center located in Long Beach, California. We also acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California.

         On October 1, 2001, we opened a start-up MRI center located in Perrysburg, Ohio. On February 11, 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. In November 2002, we opened our tenth diagnostic center located in Kissimmee, Florida.

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

Results of Operations
---------------------

         During 2001, we relinquished our holdings in Ultra pursuant to a settlement agreement and cancelled approximately 2.5 million of our common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2.66 million. The revenues and expenses of Ultra for the two month period ended February 28, 2001 are included in our consolidated financial statements for the nine months ended September 30, 2001. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the three month and nine month periods ended September 30, 2001 include the cancellation of approximately 2.5 million common shares as of February 28, 2001.

The three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Net Revenue
------------

         Net patient service revenue for the third quarter ended September 30, 2002 was $2,998,829 compared to $2,402,115 for the third quarter ended September 30, 2001. The increase of 24.8% is primarily attributed to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

         Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended September 30, 2002 and 2001.

Operating Expenses
------------------

         Costs of services were $1,348,901 for the three month period ended September 30, 2002 as compared to $1,046,878 for the same three month period ended September 30, 2001, representing an increase of 28.8%. Selling, general and administrative costs were $1,316,552 for the third quarter of 2002 as compared to $1,079,516 for the third quarter of 2001, representing an increase of 22.0%. These increases were primarily attributed to additional costs related to the increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

Net Income
-----------

         Net income for the three month period ended September 30, 2002 was $129,917 as compared to the net income of $61,102 for the three month period ended September 30, 2001. The increase of 112.6% was primarily attributable to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001 and
         -    the start-up MRI center located in Perrysburg, Ohio, in October
              2001.

         Basic and diluted earnings per common share were $0.01 for the three month periods ended September 30, 2002 and September 30, 2001. Although net income increased for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, the amount was not material enough to affect the basic and diluted earnings per share computations. The weighted average number of shares outstanding calculation for the quarter ended September 30, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

         The nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Net Revenue
------------

         Net patient service revenue for the nine month period ended September 30, 2002 was $8,662,865 compared to $6,671,687 for the nine month period ended September 30, 2001. The increase of 29.8% is primarily attributed to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         - the acquisition located in Woodridge, Illinois in February 2002.

The increase was partly offset by the relinquishing of our holdings in Ultra as of February 28, 2001. Revenue from MRI centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the nine month periods ended September 30, 2002 and September 30, 2001.

Operating Expenses
------------------

         Costs of services were $3,749,967 for the nine month period ended September 30, 2002 as compared to $2,541,973 for the same nine month period ended September 30, 2001, representing an increase of 47.5%. Selling, general and administrative costs were $3,848,947 for the first nine months of 2002 as compared to $3,264,051 for the first nine months of 2001, representing an increase of 17.9%. These increases were primarily attributed to additional costs related to the increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001,
         - the start-up MRI center located in Perrysburg, Ohio, in October 2001 and
         -    the acquisition located in Woodridge, Illinois in February 2002.

These increases were partly offset by the divesting of our holdings in Ultra.

Net Income
-----------

         Net income for the nine month period ended September 30, 2002 was $432,751 as compared to the net income of $265,156 for the nine month period ended September 30, 2001. The increase of 63.2% was primarily attributable to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC. in June 2001 and
         -    the start-up MRI center located in Perrysburg, Ohio, in October
              2001.

         Basic and diluted earnings per common share were $0.03 for the nine month period ended September 30, 2002 as compared to $0.02 for the same nine month period ended September 30, 2001. The increase of 50% was primarily attributable to the significant growth in net income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The weighted average number of shares outstanding calculation for the three and nine month periods ended September 30, 2002 and September 30, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from our operations, our line of credit and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2002 was $338,134 as compared to $363,478, at December 31, 2001, representing a 7.0% decrease.

         During the nine months ended September 30, 2002, operating activities provided $1,219,791 of net cash. We received $294,813 from increases in our line of credit. In addition during the first nine months of 2002, we made the following cash payments: $463,843 of principal payments on notes payable, $18,750 of principal payments on notes payable to related parties, $1,051,563 of principal payments on capital lease obligations and purchased equipment of $5,792. During the nine month period ended September 30, 2002, net cash provided by operating activities included net income of $432,751. Net income was offset by the change in other net assets (excluding cash) of ($343,724). This decrease in net assets (excluding cash) was compensated by

         - $158,610 in common stock paid for services and interest in lieu of cash,
         -        $963,166 in depreciation and amortization, and
         -        $8,988 of minority interest.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($420,664) at September 30, 2002 as compared to a negative working capital of ($315,506) at December 31, 2001. Despite being profitable and having approximately $338,134 in cash at September 30, 2002, we have more current liabilities than current assets. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services to our current MRI centers and to acquire additional MRI centers.

         In September 2002, we purchased new MRI equipment for our Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the new equipment. The total promissory note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85%. The new equipment is pledged as collateral for the promissory note payable.

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

         Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the nine month period ended September 30, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during the first nine months of 2002.

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

         During June 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions of $998,566 was being amortized through December 31, 2001, on a straight-line basis over a twenty year period. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of new MRI equipment. Envision Healthcare, LLC was acquired from one of our directors/officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum over 3 years. We also acquired 51% of Envision Open MRI, LLC from one of our directors/officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years. In June 2002, we issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each.

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

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $125,000 and $143,750 at September 30, 2002 and December 31, 2001,
respectively. Subsequent to September 30, 2002, $100,000 of the notes was converted into 333,332 shares of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003.

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

Recent Accounting Pronouncements
--------------------------------

         We implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $139,351 for the nine months ended September 30, 2002. Amortization expense of approximately $111,586 was recognized for the nine months ended September 30, 2001.

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

         From time to time, we have been named as a defendant in a lawsuit. As of September 30, 2002, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except as noted above. There are no other legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                           DATE
      ---------                        -----                           ----

/s/ M. Lee Hulsebus        Chairman of the Board,              November 14, 2002
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                          November 14, 2002
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer             November 14, 2002
------------------------
    Ross S. Seibert


                                 CERTIFICATIONS

I, M. Lee Hulsebus, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Miracor Diagnostics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 14, 2002
                                                         /s/ M. Lee Hulsebus
                                                         -----------------------
                                                         M. Lee Hulsebus, Chief
                                                         Executive Officer



I, Ross S. Seibert, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Miracor Diagnostics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 14, 2002
                                                         /s/ Ross S. Seibert
                                                         -----------------------
                                                         Ross S. Seibert,
                                                         Chief Financial Officer

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                  September 30,      December 31,
                                                                      2002               2001
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    338,134       $    363,478
     Accounts receivable, net                                        4,364,220          4,040,179
     Prepaid expenses and other assets                                 112,702             28,246
                                                                  -------------      -------------
               Total current assets                                  4,815,056          4,431,903
                                                                  -------------      -------------

Property and equipment:
     Equipment                                                       1,389,806                 --
     Equipment under capital leases                                  6,957,360          6,121,120
     Machinery and equipment                                           442,675            439,164
     Leasehold improvements                                            971,671            771,671
     Furniture and fixtures                                             68,736             66,455
                                                                  -------------      -------------
                                                                     9,830,248          7,398,410

          Less accumulated depreciation                             (4,646,137)        (3,699,021)
                                                                  -------------      -------------

Property and equipment, net                                          5,184,111          3,699,389

Goodwill                                                             5,511,508          5,281,748

Other assets                                                           266,469            154,842
                                                                  -------------      -------------
               Total assets                                       $ 15,777,144       $ 13,567,882
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                                 September 30,      December 31,
                                                                    2002               2001
                                                                -------------      -------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $    789,242      $     818,100
     Accrued expenses                                                766,965            692,282
     Line of credit                                                1,586,825          1,292,012
     Notes payable - current portion                                 282,940            605,968
     Convertible notes payable, related parties - current portion    244,583            135,208
     Capital lease obligations - current portion                   1,565,165          1,203,839
                                                                -------------      -------------
               Total current liabilities                           5,235,720          4,747,409

Other liabilities:
     Notes payable - long term                                     2,681,237          1,123,873
     Convertible notes payable, related parties - long term          160,417            288,542
     Capital lease obligations - long term                         2,980,276          3,327,165
                                                                -------------      -------------
               Total liabilities                                  11,057,650          9,486,989
                                                                -------------      -------------

Minority interest                                                     33,849             24,861
                                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                     --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 14,663,350 and 13,783,865 outstanding)        2,199,503          2,067,580
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,394,890         27,320,340
     Deferred stock compensation                                       4,429             14,040
     Accumulated deficit                                         (25,035,927)       (25,468,678)
                                                                -------------      -------------
               Total stockholders' equity                          4,685,645          4,056,032
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 15,777,144       $ 13,567,882
                                                                =============      =============


See notes to consolidated financial statements.


                                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                Three Months Ended September 30, Nine Months Ended September 30,
                                                 -----------------------------   -----------------------------
                                                     2002            2001            2002             2001
                                                 -------------   -------------   -------------   -------------
Net patient service revenue                      $  2,998,829    $  2,402,115    $  8,662,865    $  6,671,687

Operating expenses:
  Costs of services                                 1,348,901       1,046,878       3,749,967       2,541,973
  Selling, general and administrative expenses      1,316,552       1,079,516       3,848,947       3,264,051
                                                 -------------   -------------   -------------   -------------
Total operating expenses                            2,665,453       2,126,394       7,598,914       5,806,024
                                                 -------------   -------------   -------------   -------------

Income from operations                                333,376         275,721       1,063,951         865,663

Other income (expense):
  Interest expense                                   (201,855)       (210,059)       (622,337)       (546,822)
  Other income                                            125              --             125             131
                                                 -------------   -------------   -------------   -------------
Income before minority interest                       131,646          65,662         441,739         318,972

Minority interest                                      (1,729)         (4,560)         (8,988)        (53,816)
                                                 -------------   -------------   -------------   -------------

Net income                                       $    129,917    $     61,102    $    432,751    $    265,156
                                                 =============   =============   =============   =============

Earnings per share:

Earnings per share-basic                         $       0.01    $       0.01    $       0.03    $       0.02
Earnings per share-diluted                       $       0.01    $       0.01    $       0.03    $       0.02
Weighted average shares outstanding-basic          14,609,372      13,184,712      14,287,705      13,158,928
Weighted average shares outstanding-diluted        15,150,584      13,296,523      15,208,996      13,270,534

See notes to consolidated financial statements.

                                                      F-3


                                   MIRACOR DIAGNOSTICS, INC.

                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            For the Nine Months Ended September 30, 2002

                                          (Unaudited)

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN
                                                        SHARES        AMOUNT       CAPITAL
                                                     ------------  ------------  ------------
Balance, January 1, 2002                              13,783,865   $ 2,067,580   $27,320,340

Common stock issued for compensation, interest,
     services and principal of trade notes payable       809,985       121,498        61,612

Common stock issued from the Deferred Stock
     Compensation Plan                                    69,500        10,425        12,938

Accrued stock compensation                                    --            --            --

Net income                                                    --            --            --
                                                     ------------  ------------  ------------
Balance, September 30, 2002                           14,663,350   $ 2,199,503   $27,394,890
                                                     ============  ============  ============

(continued below)

                                                                      DEFERRED      ACCUMULATED
                                                       WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                     -------------  -------------   -------------   -------------
Balance, January 1, 2002                             $    122,750   $     14,040    $(25,468,678)   $  4,056,032

Common stock issued for compensation, interest,
     services and principal of trade notes payable             --             --              --         183,110

Common stock issued from the Deferred Stock
     Compensation Plan                                         --        (23,363)             --              --

Accrued stock compensation                                     --         13,752              --          13,752

Net income                                                     --             --         432,751         432,751
                                                     -------------  -------------   -------------   -------------
Balance, September 30, 2002                          $    122,750   $      4,429    $(25,035,927)   $  4,685,645
                                                     =============  =============   =============   =============

See notes to consolidated financial statements.

                                                        F-4



                                       MIRACOR DIAGNOSTICS, INC.

                                           AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                                 2002         2001
                                                                              ----------   ----------
Cash flows from operating activities:
     Net income                                                               $ 432,751    $ 265,156
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services and interest                                 158,610      183,581
           Minority interest                                                      8,988       53,816
           Depreciation and amortization                                        963,166      746,816
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                              (324,041)    (399,678)
              Other assets                                                      (65,513)    (101,462)
              Accounts payable and accrued expenses                              45,830     (273,443)
                                                                              ----------   ----------
                     Net cash provided by operating activities                1,219,791       474,786
                                                                              ----------   ----------

Cash flows from investing activities:
     Purchase of property and equipment                                          (5,792)     (41,487)
     Cash acquired in purchase of companies                                          --       64,852
     Cash forfeited in Ultra settlement                                              --      (36,615)
                                                                              ----------   ----------
                     Net cash used in investing activities                       (5,792)     (13,250)
                                                                              ----------   ----------

Cash flows from financing activities:
     Increase in line of credit                                                 294,813      342,281
     Proceeds from notes payable                                                     --      150,000
     Principal payments on notes payable, related parties                       (18,750)     (25,676)
     Principal payments on notes payable                                       (463,843)    (317,418)
     Principal payments on capital lease obligations                         (1,051,563)    (681,676)
     Proceeds from issuing common stock                                              --       15,000
                                                                              ----------   ----------
                      Net cash used in financing activities                  (1,239,343)    (517,489)
                                                                              ----------   ----------

Net decrease in cash and cash equivalents                                       (25,344)     (55,953)

Cash and cash equivalents, beginning of period                                  363,478      282,337
                                                                              ----------   ----------

Cash and cash equivalents, end of period                                      $ 338,134    $ 226,384
                                                                              ==========   ==========

See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the Nine Months Ended September 30, 2002 and 2001
                                      (Unaudited)

                                                         Nine Months Ended September 30,
                                                          ----------------------------
                                                               2002            2001
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  602,236      $  545,701
     Income taxes                                          $   10,050      $      800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $  123,562      $  155,432
     Directors' fees                                           35,048          12,793
     Interest expense on notes payable                             --          15,356
                                                           -----------     -----------
                                                              158,610         183,581
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                       24,500         58,418
                                                           -----------     -----------
                                                           $  183,110      $  241,999
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

During the third quarter of 2001, the Company entered into two capital lease agreements with a financing company. One of the agreements finances medical equipment with a purchase price of $78,970 over a sixty-seven month period with interest of 11.54% and a monthly payment of $1,654. The other agreement finances leasehold improvements of $75,500 over a sixty-seven month period with interest of 11.55% and a monthly payment of $1,622.

During the second quarter of 2001, the Company acquired the net assets of Laguna Niguel MRI, Inc. in exchange for a note payable of $1,250,000, (which was refinanced in September 2002, see note 7) the net assets of Envision Healthcare, LLC in exchange for a convertible note payable of $200,000 and 51% of the net assets of Envision Open MRI, LLC in exchange for a convertible note payable of $75,000 (see notes 4 and 7).

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
                                          =============                                          =============

         In September 2002, the Company purchased new MRI equipment for its Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the new equipment. The total promissory note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85% (see note 7). The new equipment is pledged as collateral for the promissory note payable.

         On February 11, 2002, the Company opened its ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, the Company recorded total assets, including MRI equipment, of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000.

         During the first nine months of 2002 and 2001, deferred compensation expense of $13,752 and $10,720 respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2002 and 2001

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2002, and the results of operations for the three month and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month period ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

The consolidated statements of operations do not include a provision for income taxes as the Company has sufficient net operating loss carryforwards ("NOL") to offset current taxable income. The Company has not recognized the NOL as a deferred tax asset as it has not determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize all of the Company's NOL before 2019, the year after which all current available NOLs expire.

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

(2) REVENUE RECOGNITION / ACCOUNTS RECEIVABLE
    -----------------------------------------

The principal source of revenue is from diagnostic imaging which is recognized as performed net of contractual adjustments and allowances. As of September 30, 2002 and December 31, 2001, the Company had reserves against its accounts receivable of $4,413,856 and $3,669,281, respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 2002 and 2001

(3) EARNINGS PER COMMON SHARE
------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2002 and 2001:

                                          Three Months Ended September 30, Nine Months Ended September 30,
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------
Basic earnings per share:
Net income available to common shareholders    $   129,917   $    61,102   $   432,751   $   265,156
                                               ------------  ------------  ------------  ------------
Weighted average shares outstanding             14,609,372    13,184,712    14,287,705    13,158,928

Basic earnings per share                       $      0.01   $      0.01   $      0.03   $      0.02
                                               ============  ============  ============  ============

Diluted earnings per share:
Net income available to common shareholders    $   129,917   $   61,102    $   432,751   $   265,156
                                               ------------  ------------  ------------  ------------
Adjusted net income available to common
   shareholders assuming conversion                129,917       61,102        441,751       265,156
                                               ------------  ------------  ------------  ------------

Weighted average shares outstanding             14,609,372    13,184,712    14,287,705    13,158,928

Effect of dilutive securities:
    Warrants                                       491,212        94,311       536,956        94,106
    Employee stock options                              --            --         1,003            --
    Employee stock-based compensation awards        50,000        17,500        50,000        17,500
    Convertible securities assuming conversion          --            --       333,332            --
                                               ------------  ------------  ------------  ------------
Adjusted weighted average shares outstanding
    and assumed conversions                     15,150,584    13,296,523    15,208,996    13,270,534
                                               ============  ============  ============  ============

Diluted earnings per share                     $      0.01   $      0.01   $      0.03   $      0.02
                                               ============  ============  ============  ============

Options and warrants to purchase 1,402,644 shares of common stock, at prices ranging from $0.26 to $28.00 per share, were outstanding during the three month period but not included in the September 30, 2002 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Certain convertible securities were outstanding during the three month period but not included in the September 30, 2002 computation of diluted earnings per share because the effect of such securities would be antidilutive.

Options and warrants to purchase 1,337,644 shares of common stock, at prices ranging from $0.27 to $28.00 per share, were outstanding during the nine month period but not included in the September 30, 2002 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 1, 2003 to August 30, 2010, were still outstanding at September 30, 2002.

Options and warrants to purchase 2,333,668 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the three month period but not included in the September 30, 2001 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 2,333,668 shares of common stock, at prices ranging from $0.20 to $28.00 per share, were outstanding during the nine month period but not included in the September 30, 2001 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Certain convertible securities were outstanding during the three month and nine month periods but not included in the September 30, 2001 computations of diluted earnings per share because the effect of such securities would be antidilutive.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 2002 and 2001

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

On February 9, 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled 2,534,400 shares of the Company's common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893 respectively and are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company as of December 31, 2001. The minority shareholder's portion of Ultra's net income has been presented as minority interest in the accompanying consolidated statements of operations for the nine month period ended September 30, 2001.

On June 1, 2001, the Company acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest was payable over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of new MRI equipment (see note 7).

On June 1, 2001, the Company acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The convertible note payable to the seller, along with accrued interest is payable over 3 years (see note 8).

On June 1, 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The convertible note payable to the seller, along with accrued interest is payable over 3 years (see note 8). The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001 and September 30, 2002. This principal's share of the center's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three month and six month periods ended September 30, 2002 and September 30, 2001.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2002 and 2001

(4) CONTINUED
    ---------

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the for the nine months ended September 30, 2001 would have been approximately $7.8 million, net income would have been approximately $485,000 and net income per share would have been $0.04. These pro forma results are unaudited.

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

Goodwill is recorded at cost of $5,970,497 and $5,740,737 as of September 30, 2002 and December 31, 2001, respectively, less $458,989 of accumulated amortization which was amortized prior to January 1, 2002. Goodwill increased during the nine month period ended September 30, 2002 as a result of the purchase of an MRI center located in Woodridge, Illinois as of February 11, 2002.

The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the statement resulted in an increase in income of approximately $139,351 for the nine months ended September 30, 2002. Amortization expense of approximately $111,586 was recognized for the nine months ended September 30, 2001.

(6) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 2% under which the Company may borrow up to $2,000,000 or the "borrowing base" as defined. The balance is due June 2004 and is renewable for consecutive two-year periods. At September 30, 2002 and December 31, 2001, the outstanding balance was $1,586,825 and $1,292,012, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2002 and 2001

(7) NOTES PAYABLE
    -------------
Notes payable consisted of the following:

                                                                                  September 30,    December 31,
                                                                                      2002            2001
                                                                                   ------------   ------------

   Note payable to a finance company, interest at 9.85%, monthly payments of
   $50,860, due April 2009 (see below)                                             $ 2,806,846    $       --

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              61,240         82,262

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $1,434, due December 2005                                                            47,208         56,007

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               35,652         51,488

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   due December 2002                                                                     7,465         29,553

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   due October 2002                                                                      5,766         31,561

   Note payable to a finance company, refinanced into a new note payable
   in September 2002 (see below)                                                            --      1,222,249

   Note payable to individuals, paid off September 2002                                     --        150,532

   Note payable to a finance company, paid off in February 2002                             --         85,577

   Note payable to a bank, paid off in March 2002                                           --         20,612



                                                                                   ------------   ------------
                                                                                   $ 2,964,177    $  1,729,841

   Less current portion                                                               (282,940)      (605,968)
                                                                                   ------------   ------------
   Long term portion                                                               $ 2,681,237   $  1,123,873
                                                                                   ============   ============


In September 2002, the Company purchased new MRI equipment for its Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the new equipment. The total promissory note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85% (see note 7). The new equipment is pledged as collateral for the promissory note payable.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2002 and 2001

(8) CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES
    --------------------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. During 2000, the Company paid down $45,000 of these promissory notes. The balance of these notes was $5,000 at September 30, 2002 and December 31, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $125,000 and $143,750 at September 30, 2002 and December 31, 2001, respectively. Subsequent to September 30, 2002, $100,000 of the notes was converted into 333,332 shares of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for deferring the monthly principal payment due dates by six months each. The balance of these notes was $275,000 at September 30, 2002 and December 31, 2001.

(9) STOCKHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of September 30, 2002 and December 31, 2001, respectively.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2002 and 2001

(9) CONTINUED
    ---------

COMMON STOCK

On May 16, 2002, the Company's board of directors approved the registration of 950,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of September 30, 2002, 536,213 shares remain available under this registration which may be awarded until May 16, 2007. During the nine months ended September 30, 2002 and 2001, 542,250 and 992,845 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the nine months ended September 30, 2002 and 2001, 279,735 and 803,050 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, principal of trade notes payable, and professional services provided to the Company.

During the nine month period ended September 30, 2002, 69,500 shares of accrued employee common stock grants were issued pursuant to an employee agreements. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during the nine month period ended September 30, 2002.

During the first nine months of 2002 and 2001, deferred compensation expense of $13,752 and $10,720 respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors. Upon the ninth month anniversary of the note, each noteholder may elect to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. The balance of these notes was $125,000 and $143,750 at September 30, 2002 and December 31, 2001, respectively. (See note 8).

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

               For the Nine Months Ended September 30, 2002 and 2001

(10) Recent Accounting Pronouncements
     --------------------------------

The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $139,351 for the nine months ended September 30, 2002. Amortization expense of approximately $111,586 was recognized for the nine months ended September 30, 2001.

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


(11) SUBSEQUENT EVENT
     -----------------

In November 2002, the Company opened its tenth diagnostic center located in Kissimmee, Florida. The Company assumed medical equipment pledged under a capital lease with a finance company. The lease finances MRI equipment with a carrying amount of approximately $350,000.