Form 10KSB
period 2002-12-31
MIRACOR DIAGNOSTICS INC
filed 2003-03-28
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB
     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2002.

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

Securities registered under Section 12(g) of the Exchange Act:        None

         Title of each class
         -------------------
 Common Stock, $0.15 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $12,040,908.

As of March 14, 2003, Registrant had outstanding 15,248,657 shares of the Registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on March 14, 2003) was approximately $2,694,894.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 13, 2003, are incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................16

Item 12.  Certain Relationships and Related Transactions....................16

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K..................................18

                                     PART I

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Annual Report on Form 10-KSB and in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. All references to "us", "we", "Miracor", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  DESCRIPTION OF THE BUSINESS

Overview and History
--------------------

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

         In February 2000, we closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida as well as the holding company, Ultra Open MRI Holding Corporation ("Ultra"). During 2001, the transaction was rescinded pursuant to a settlement agreement. We relinquished our holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return, effective February 28, 2001.

         In June 2001, we acquired three diagnostic imaging centers located in California. Laguna Niguel MRI, Inc. is an MRI center located in Laguna Niguel, California. Envision Healthcare, LLC, is an MRI center located in Long Beach, California. We also acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California.

         In October 2001, we established a start-up MRI center located in Perrysburg, Ohio. In February 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement.

         In December 2002, we opened a start-up diagnostic imaging center located in Kissimmee, Florida. Also in December 2002, we acquired three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois.

         In January 2003, we opened a start-up diagnostic imaging center located in Jacksonville, Florida. With this addition, we now own fourteen diagnostic centers in five states.

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

         We are an independent provider of medical diagnostic imaging services through the operation of our fourteen centers. Our principal executive office is located at 9191 Towne Centre Drive, Suite 400, San Diego, California 92122. Our telephone number is 858/455-7127, and our website is www.miracor.net.

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

         As of December 31, 2002, we employed five full-time and one part-time corporate employees and 83 full-time and 36 part-time employees at our thirteen diagnostic imaging centers. None of our employees is covered by collective bargaining contracts.

Risk Factors
------------

         Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Miracor.

We have an Accumulated Deficit; While We have been Profitable, there is an Uncertainty of Future Profitability

         At December 31, 2002, we had an accumulated deficit of approximately $25,190,000 which includes losses from our prior operations in the oil and gas business, medical device industry and from our first three years of operating in the medical diagnostic imaging business.

         While we have been profitable in our last two fiscal years, our ability to achieve profitability depends upon our ability to successfully market our medical diagnostic imaging business, of which there can be no assurance. There is no assurance that newly acquired sites will be profitable.

We Expect to Need Additional Capital to Expand Our Operations

         We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. Our capital sources have consisted primarily of income from operations, borrowings under our credit facility, borrowings under secured leases, and issuance of common stock. Our ability to accomplish our goals and to execute our business strategy depend on our continued ability to access capital on appropriate terms. Our growth could be limited and our existing operations impaired unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under the credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement our business strategy successfully.

We Would Like to Acquire New Operations but Can Give No Assurance That we Can Identify or Acquire Additional Operations

         From time to time, if our resources allow, we intend to explore the acquisition of additional medical diagnostic imaging operations. There can be no assurance, however, that we will be able to identify any additional diagnostic imaging operations and, even if suitable operations are identified, there can be no assurance that we will have sufficient funds to acquire any such operations or that any such operations will be profitable.

Our Operations Are Subject to Extensive Government Regulations

         Our operations are subject to extensive government regulations in the United States. In order to operate our medical diagnostics imaging equipment, we must satisfy numerous mandatory procedures, regulations, and safety standards established by the federal and state regulatory agencies. There can be no assurance that we can successfully comply with all present or future government regulations.

We Are In An Intensely Competitive Business and Cannot Guarantee that We Can Effectively Compete

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

The Health Care Industry is Subject to Continuing Reform Measures By Governments and Third Party Payors, Which Contribute to the Uncertainty of Pricing and Reimbursements To Us

         The levels of revenues and profitability of medical diagnostic imaging operations may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although we cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care services may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could have a material adverse effect on us.

         Whether a medical procedure is subject to reimbursement from third party payors impacts upon the likelihood that a service will not be purchased. Third party payors are increasingly challenging the prices charged for medical procedures. There can be no assurance that any of our medical diagnostic imaging services will continue to be reimbursable at the current rate. To the extent any or all of our medical procedures are not reimbursable by third party payors our ability to sell our services on a competitive basis will be adversely affected, which could have a material adverse effect on us.

Various Laws Put Restrictions on the Corporate Practice of Medicine, Which May Limit Our Ability to Operate in Certain Circumstances.

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

Our Stock Is Volatile, Has A Limited Public Market, And You May Not Be Able To Resell Your Shares At Or Above Your Purchase Price.

We have a limited public market for our common stock. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors, including geopolitical developments, may have a significant impact on the market price of healthcare stocks. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares may never be sustained. Your purchase price may vary from the market price of our common stock after your purchase. If you purchase shares of common stock, you may not be able to resell those shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

         -        factors affecting national security markets;
         -        actual or anticipated fluctuations in our operating results;
         - changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
         - changes in market valuations of other similar companies, particularly those that sell products and services such as ours;
         - announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
         - introduction of technologies or product enhancements that reduce the need for our products or services; and
         -        departures of key personnel.

We Do Not Expect to Pay Dividends On Our Common Stock

         The board of directors reviews our dividend policy annually. We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

We Have Anti-Takeover Provisions In Our Corporate Documents, Which Include Poison Pill Issuance of Preferred Stock; We are Subject to the State of Utah Anti-Takeover Provisions

         Our Articles of Incorporation and By-Laws contain provisions that may make the acquisition of control of the Company by means of tender offer, over-the-counter market purchases, a proxy fight or otherwise, more difficult. This could prevent security holders from realizing a premium on their securities. We also have a staggered board of directors, which is a further impediment to a change in control.

         We have adopted a so-called "poison pill." Specifically, the poison pill significantly increases the cost to an unwanted party to acquire control of us upon the acquisition by such unwanted suitor of 15% of the outstanding voting power.

         In addition, the board of directors may issue one or more series of preferred stock without any action on the part of our shareholders of the Company, the existence and/or terms of which may adversely affect the rights of holders of the common stock. In addition, the issuance of any such additional preferred stock may be used as an "anti-takeover" device without further action on the part of the shareholders. Issuance of preferred stock, which may be accomplished through a public offering or a private placement to parties favorable to current management, may dilute the voting power of holders of common stock and the preferred stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the shareholders' best interests. We are subject to the provisions of Sections 61-6-3 through 61-6-12 of the Utah Control Shares Acquisition Act, an anti-takeover statute. Sections 61-6-3 through 61-6-12 effectively provide that in the event a person acquires ownership or the power to effect, directly or indirectly, the exercise of 20% or more of the voting power of a Utah corporation in connection with the election of directors, then such person shall only be entitled to vote to the extent expressly agreed to by the majority of the other shareholders of the corporation. Accordingly, potential acquirers of us may be discouraged from attempting to effect acquisitions of our voting securities, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices.

We Have a Number of Restricted Shares Eligible for Future Sale

         At December 31, 2002, there were 5,464,258 shares of common stock that were issued and outstanding that are "restricted securities" as that term is defined by Rule 144 of the Securities Act, all of which are currently eligible for resale in compliance with Rule 144 of the Securities Act. Of these shares, 21% are owned by our current officers and directors.

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

Acquisitions and Start-Ups
--------------------------

         During 1998, we acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates ("Vision"). Vision was in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc., Regional MRI of Toledo, Inc. and West Regional MRI Limited Partnership. This acquisition included medical diagnostic imaging centers in Orlando and Jacksonville, Florida; Toledo, Ohio and Oak Brook, Illinois.

         In February 2000, we acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, we relinquished our holdings in Ultra and cancelled 2,534,400 shares of our common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893, respectively, and are included in the Company's consolidated financial statements. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company after February 28, 2001. The minority shareholder's portion of Ultra's net income has been presented as minority interest in the accompanying consolidated statements of operations for the year ended December 31, 2001 (see
Part II, Item 7 "Notes to Consolidated Financial Statements" - Notes 2 and 5).

       In June 2001, we acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest was payable over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of new MRI equipment (see Part II, Item 7 "Notes to Consolidated Financial Statements"
- Note 2).

         In June 2001, we acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from one of our directors/officers. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The convertible note payable of $200,000 to the seller was payable over 3 years in payments of interest only at 10% for the first year with the principal to be paid down in equal installments during the following two years. In June 2002, we issued 18,000 shares of Restricted Rule 144 common stock valued at $2,340 as consideration for extending the note by six months.

         In June 2001, we acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from one of our directors/officers. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The convertible note payable to the seller, along with accrued interest was payable over 3 years. The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001 and December 31, 2002. This principal's share of the center's net income has been presented as minority interest share of income in the accompanying consolidated statements of operations for the years ended December 31, 2002 and December 31, 2001. In June 2002, we issued 7,000 shares of Restricted Rule 144 common stock valued at $910 as consideration for extending the monthly interest only payments by six months.

         In October 2001, we opened a start-up MRI center located in Perrysburg, Ohio. In connection with this new MRI center, we entered into two capital lease agreements with a finance company, financing medical equipment with a purchase price of $1,191,970 over a 67 month period with interest of 11.54% and a monthly payment of $25,269. In addition, we financed leasehold improvements of $75,500 over a 67 month period with interest of 11.55% and a monthly payment of $1,622 with a finance company.

         In February 2002, we opened a diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, we recorded total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000. We assumed MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

         In December 2002, we opened a start-up diagnostic imaging center located in Kissimmee, Florida. We financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $320,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%.

         In December 2002, we assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,635,008. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%.

         In December 2002, we assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,045,049. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%.

         In December 2002, we acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at approximately $768,000. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%.

         We plan to seek, investigate and, if such investigation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

         In seeking business opportunities, we will base our decision upon the objectives of seeking long-term appreciation in market value. We will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. We may utilize the services of our present attorney and accountants in the investigation of prospective acquisitions. We may also utilize the services of hired consultants.

Subsequent Event
----------------
         In January 2003, we opened a start-up diagnostic imaging center located in Jacksonville, Florida. We financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. We also financed other medical equipment totaling $165,000 with various finance companies.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and executive offices are in San Diego, CA, where we lease an office facility which expires August 31, 2005. In addition, we lease medical office facilities in five states for our thirteen diagnostic centers. Expiration dates on these medical office leases range from 2003 to 2011. We believe that our current facilities will be sufficient to meet our needs for at least the next 12 months.

         We also lease or have pledges as collateral under note payable obligations all of our MRI machines and various other medical equipment. These long-term obligations expire on dates ranging from 2003 to 2009. See Part II,
Item 7 "Notes to Consolidated Financial Statements" - Notes 5 and 7 for information regarding our obligations under facilities leases and financing activities.

ITEM 3.  LEGAL PROCEEDINGS

         A suit in the Court of Common Pleas, Cuyahoga, Ohio was commenced by Plaintiff James V. Zelch and his wholly owned entity, J.Z. Investments, Inc., against us and three of our MRI site subsidiary entities, namely, Regional MRI of Orlando, Inc., Regional MRI of Toledo, Inc., and West Regional MRI Limited Partnership, seeking the payment of fees for radiological diagnostic services allegedly rendered to patients of the aforementioned MRI Sites at a time prior to our purchase of these MRI site entities. We have contested this lawsuit. However, a default judgment for $187,102 was entered which we have claimed on an appeal to the Ohio Court of Appeals that the judgment should have been vacated and set aside by the lower court. A Decision of the Ohio Court of Appeals dated March 20, 2003 has reversed the judgment against Miracor in its entirety, and remanded the case back to the trial Court with instructions to conduct an evidentiary hearing on the scope and meaning of two release documents given to Miracor by the Plaintiffs.

         From time to time we have been named as a defendant in a lawsuit. As of December 31, 2002, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except for as noted above. There are no other material legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded over-the-counter on the NASD Bulletin Board under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as listed on the over-the-counter NASD Bulletin Board during 2001 and 2002.

                                    Bid Price
                                                   High                   Low
                                                  ----------------------------
2001
----
         First Quarter                            $ 0.23               $ 0.13
         Second Quarter                           $ 0.20               $ 0.14
         Third Quarter                            $ 0.21               $ 0.10
         Fourth Quarter                           $ 0.27               $ 0.13
2002
----
         First Quarter                            $ 0.33              $  0.19
         Second Quarter                           $ 0.33              $  0.21
         Third Quarter                            $ 0.28              $  0.24
         Fourth Quarter                           $ 0.31              $  0.21


         On March 14, 2003, the closing bid and asked prices of our common stock, as listed on the over-the-counter NASD Bulletin Board, were both $0.24 and $0.27 per share, respectively.

         On March 14, 2003, we had approximately 1,243 holders of record of common stock.

         We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

         We intend to meet the listing requirements of the BBX Securities Exchange and to list our securities on the exchange when it commences.

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

Forward-Looking Statements
--------------------------

         When used in this discussion as well as in other Items in this Annual Report on Form 10-KSB, words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Annual Report on Form 10-KSB and in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

Overview
--------

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. As of December 31, 2002 we own 13 medical diagnostic centers in five states.

         We plan to seek, investigate and, if such investigation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

         In seeking business opportunities, we will base our decision upon the objectives of seeking long-term appreciation in market value. We will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. We may utilize the services of our present attorney and accountants in the investigation of prospective acquisitions. We may also utilize the services of hired consultants.

         In the immediate future, to fund expansion of our existing operations and acquire additional diagnostic imaging centers, we intend to obtain additional debt or equity financing. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent on our ability to obtain additional funding to expand our existing operations and acquire other diagnostic centers.

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

Results of Operations
---------------------

         Year ended December 31, 2002 compared to year ended December 31, 2001.

Net Revenue
------------

         Net patient service revenue for the year ended December 31, 2002 was $12,040,908 compared to $9,344,867 for the year ended December 31, 2001. The increase of 28.9% is primarily attributed to increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC in June 2001,
         -        the start-up MRI center located in Perrysburg, Ohio in October
                  2001,
         -        the acquisition located in Woodridge, Illinois in February
                  2002,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002 and
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002.

         Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the years ended December 31, 2002 and 2001.

Operating Expenses
------------------

         Costs of services were $5,455,245 for the year ended December 31, 2002 as compared to $3,663,131 for the year ended December 31, 2001, representing an increase of 48.9%. Selling, general and administrative costs were $5,447,138 in 2002 as compared to $4,549,651 in 2001, representing an increase of 19.7%. These increases were primarily attributed to additional costs related to the increased scan volume and:

         - the acquisitions of Laguna Niguel MRI, Inc., Envision Healthcare, LLC, and Envision Open MRI, LLC in June 2001,
         -        the start-up MRI center located in Perrysburg, Ohio in October
                  2001,
         -        the acquisition located in Woodridge, Illinois in February
                  2002,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002 and
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002.

These increases were partly offset by the divesting of our holdings in Ultra.

Net Income
-----------

         Net income for the year ended December 31, 2002 was $278,541 as compared to the net income of $329,823 for the year ended December 31, 2001. The decrease of 15.5% was primarily attributable to increased operating costs associated with the 2002 acquisitions and start-up diagnostic imaging centers located in Carol Stream and Woodridge, Illinois; Kissimmee, Florida; Coos Bay, Oregon and Long Beach, California. We expect the revenues for the start-up diagnostic imaging centers to increase next year as the centers' operations mature. However, we cannot say if this will translate into increased profitability for us on a company-wide basis.

         Basic and diluted earnings per common share were $0.02 for the years ended December 31, 2002 and 2001. Basic and diluted earnings per share remained the same. Although there was a decrease in net income, it was not significant compared to the weighted average number of common shares outstanding for the years ended December 31, 2002 and 2001. The weighted average number of shares outstanding calculation for the year ended December 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001, resulting from the Ultra settlement.

These increases were partly offset by the divesting of our holdings in Ultra.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2002 was $379,201 as compared to $363,478 at December 31, 2001, representing a 4.3% increase.

         In 2002, operating activities provided $1,859,116 of net cash. We received $178,291 from increases in our line of credit and $8,517 from cash acquired through purchased companies. In addition during the year ended December 31, 2002, we made the following cash payments: $462,162 of principal payments on notes payable, $30,000 of principal payments on notes payable to related parties, $1,430,755 of principal payments on capital lease obligations and purchased equipment of $107,284. During 2002, net cash provided by operating activities included net income of $278,571. Net income was compensated by the change in other net assets (excluding cash) of $87,758 and offset by minority interest of ($3,003). This increase in net assets (excluding cash) was further improved by

         - $188,189 in common stock paid for services and interest in lieu of cash,
         -        $1,290,558 in depreciation and amortization, and
         -        $17,073 in accrued stock compensation expense.

         Changes in current assets and current liabilities resulted in a negative working capital position of ($662,940) at December 31, 2002 as compared to a negative working capital of ($315,506) at December 31, 2001. Despite being profitable and having approximately $379,000 in cash at December 31, 2002, we have more current liabilities than current assets. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services to our current diagnostic imaging centers and to acquire additional diagnostic centers.

         We have a line of credit with a finance company at prime plus 3% under which we may borrow up to $2,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. The borrowing base at December 31, 2002 was $1,990,695. At December 31, 2002 and 2001, the outstanding balance was $1,470,303 and $1,292,012, respectively. In March 2003, we obtained an increase in the line of credit to $3,000,000.

         In February 2002, we opened our ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, we recorded total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000. We assumed MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

         In September 2002, we purchased new MRI equipment for our Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the new equipment. The total note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85%. The new equipment is pledged as collateral for the note payable.

         In December 2002, we opened a start-up diagnostic imaging center located in Kissimmee, Florida. We financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%.

         In December 2002, we assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,635,008. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%. The new equipment is pledged as collateral for the note payable.

         In December 2002, we assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,045,049. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%. The new equipment is pledged as collateral for the note payable.

         In December 2002, we acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at approximately $768,000. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%. The new equipment is pledged as collateral for the note payable.

         Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the year ended December 31, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during 2002. During the year ended December 31, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during 2001.

         In October 2001, we opened a start-up MRI center located in Perrysburg, Ohio. In connection with this new MRI center, we entered into two capital lease agreements with a finance company, financing medical equipment with a purchase price of $1,191,970 over a 67 month period with interest of 11.54% and a monthly payment of $25,269. In addition, we financed leasehold improvements of $75,500 over a 67 month period with interest of 11.55% and a monthly payment of $1,622 with a finance company.

         In June 2001, we acquired three MRI centers located in California. All three acquisitions were accounted for using the purchase method of accounting. The goodwill arising from these three transactions was $998,566. Laguna Niguel MRI, Inc. was funded via third party financing with a note payable of $1,250,000 over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of new MRI equipment. Envision Healthcare, LLC was acquired from one of our directors/officers with a convertible note payable of $200,000 due to the seller, along with accrued interest at 10% per annum over 3 years. In June 2002, this note was extended six months. We also acquired 51% of Envision Open MRI, LLC from one of our directors/officers with a convertible note payable of $75,000 due to the seller, along with accrued interest at 10% per annum is payable over 3 years. In June 2002, this note was extended six months.

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

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $18,750 and $143,750 at December 31, 2002 and 2001, respectively.

         In January 2003, subsequent to our fiscal year end, we opened a start-up diagnostic imaging center located in Jacksonville, Florida. We financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. We also financed other medical equipment totaling $165,000 with various finance companies. None of these transactions appear on our financial statements for the fiscal year ended December 31, 2002.

PLAN OF OPERATION

Capital Requirements
--------------------

         Our greatest cash requirements during 2003 will be for funding growth through expansion of our existing operations and for future acquisitions of additional diagnostic imaging centers and for repaying our current liabilities and long-term debt. During the next 12 months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues of our diagnostic imaging centers. We may obtain future funding through new private financings and public offerings of debt and equity securities.

         We became profitable during the second quarter of 2000. Our growth is dependent on the success of our diagnostic imaging centers.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2002, we performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2002. Amortization expense related to goodwill was $0 and $153,564 for the years ended December 31, 2002 and 2001.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. SFAS No. 147 is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not intend to change to the fair value method.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2002 and 2001                                      F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2002 and 2001                                      F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2002 and 2001                                      F-7

Notes to Consolidated Financial Statements                                  F-10



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers, on December 31, 2002, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,       11/11/94          8/31/94
 Age 64                Chief Executive
 Officer

 Robert S. Muehlberg   President,                    3/11/99          5/14/01
 Age 49                Chief Operating Officer

 Ross S. Seibert       Chief Financial Officer                        2/21/00
 Age 40

 Don L. Arnwine        Director                       3/6/95
 Age 70

 Arthur E. Bradley     Director                      9/26/86
 Age 69

 Thomas E. Glasgow     Director                     11/11/94
 Age 49

 Stephen A McConnell   Director                      5/23/01
 Age 50

 Harvey C. Flodin       Director                     5/16/02
 Age 63

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

         Stephen A McConnell has been a Director of the Company since May 2001. He is the President of Solano Ventures, a firm involved in private capital investments. He is currently chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. He has served, between 1991 and 1997, as Chairman of the Board and majority stockholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the boards of Vodavi Technology, Inc., Mobile Mini, Inc. and Capital Title Group, Inc. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.

         Harvey C. Flodin has for the past ten years operated a private corporate law practice in San Diego, California specializing in the field of healthcare. As part of his practice, he served as Corporate Counsel to InSight Health Services, Inc. and Medical Imaging Centers of America, Inc., public companies engaged in providing medical imaging services. Prior thereto, he had been General Counsel to the Ventana Group, a San Diego based venture capital firm. He also has served as Chief Operating Officer and General Counsel of Cenco, Incorporated, a Chicago-based publicly traded company in the health services field. In addition, he served as Corporate Counsel for Baxter International, Inc., a publicly traded provider of medical products. He received his J.D. from Duke University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Given these criteria, we have no one to identify in this Form 10-KSB or in our proxy statement.


ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 2001, we issued two convertible notes payable for $200,000 and $75,000 to Robert S. Muehlberg, who subsequently became our president and a director, related to the acquisitions of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, we issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. The balance of these notes was $275,000 at December 31, 2002 and 2001.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $18,750 and $143,750 at December 31, 2002 and 2001, respectively.

         In September 1999, we issued $50,000 in principal amount of 10% promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. Pursuant to the loan agreements, total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share were issued. In connection with the issuance of the warrants to the individuals, we are recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, we paid $45,000 of the $50,000 short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. During 2002, we paid the remaining balance of $5,000. The balance of these notes was $0 and $5,000 at December 31, 2002 and 2001, respectively.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K
-------------------

     None

Exhibits
-------------------

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

3.13 Amended and Restated By-Laws of Miracor Diagnostics, Inc., dated November 11, 2002.

4.1 Specimen certificate for 6% Cumulative Convertible Series A Preferred Stock (1)

4.2 Form of Representative's Warrant Agreement, including form of Specimen Certificate for Representative's Warrant. (1)

4.3 Form of Warrant Agreement dated October 31, 1994 by and between the Company and the holders of the 1994 Unit Warrants for the purchase of 259,375 shares. (2)

4.6 Form of Stock Purchase Warrant dated April 13, 2000 between the Company and Swartz Private Equity, LLC. (5)

4.7 Registration Rights Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC related to the registration of shares. (5)

10.1  Agreement and Plan of Merger, dated February 9, 2000. (6)

10.2 Stock Purchase Agreement with MedSource Holdings, Ltd, dated February 9, 2000. (6)

10.3 Stock Purchase Agreement with Jamac Enterprises, Ltd., dated February 9, 2000. (6)

10.4  Ultra Settlement Agreement, dated August 10, 2001. (7)

10.5  Equity Purchase Agreement with Envision Open MRI, LLC, dated May 25, 2001.
      (7)

10.6 Equity Purchase Agreement with Envision Healthcare, LLC, dated May 25, 2001. (7)

10.7  Asset Purchase Agreement with U.S. Diagnostics, Inc, dated May 29, 2001.
      (7)

10.8 Asset Purchase Agreement with Woodridge Open MRI, LLC, dated January 18, 2002. (7)

10.9 Capital Stock Purchase Agreement with South Coast Radiologists Holding, Inc., dated December 3, 2002.

10.10 Partnership Interest Purchase Agreement with PG Diagnostic Imaging, LLC, dated December 3, 2002.

10.11 Asset Purchase Agreement with New View Diagnostics, Inc., dated December 13, 2002.

99.1  Certification of Chief Executive Officer

99.2  Certification of Chief Financial Officer

-------------------------------

(1) Previously filed as an exhibit to Registration Statement on Form S-1, dated June 24, 1996, registration no. 333-02727 .
(2) Previously filed as an exhibit to Registration Form S-3, dated May 15, 1996, Registration no. 333-1150.
(3) Previously filed as an exhibit to the Company's Form 8-K Report dated January 15, 1996
(4) Previously filed as an exhibit to the Company's Form 8-K Report dated January 31, 1996
(5) Previously filed as an exhibit to the Company's Form SB-2, dated June 15, 2000, Registration no. 333-39406.
(6) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated April 11, 2001.
(7) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated March 29, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               March 28, 2003
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           March 28, 2003
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer              March 28, 2003
------------------------
    Ross S. Seibert

/s/ Don L. Arnwine         Director                             March 28, 2003
------------------------
    Don L. Arnwine

/s/ Arthur E. Bradley      Director                             March 28, 2003
------------------------
    Arthur E. Bradley

/s/ Thomas E. Glasgow      Director                             March 28, 2003
------------------------
    Thomas E. Glasgow

/s/ Stephen A McConnell    Director                             March 28, 2003
------------------------
    Stephen A McConnell

/s/ Harvey C. Flodin       Director                             March 28, 2003
------------------------
    Harvey C. Flodin

CERTIFICATIONS

I, M. Lee Hulsebus, certify that:

         1. I have reviewed the report being filed on Form 10-KSB by Miracor Diagnostics, Inc.;

         2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

         3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Miracor Diagnostics, Inc. as of, and for, the periods presented in the report;

         4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Miracor Diagnostics, Inc. and have:

                  i. Designed such disclosure controls and procedures to ensure that material information relating to Miracor Diagnostics, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  ii. Evaluated the effectiveness of Miracor Diagnostics, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

                  iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I and the other certifying officer have disclosed, based on our most recent evaluation, to the Miracor Diagnostics, Inc. auditors and the audit committee of the board of directors:

                  i. All significant deficiencies in the design or operation of internal controls which could adversely affect Miracor Diagnostics, Inc.'s ability to record, process, summarize and report financial data and have identified for Miracor Diagnostics, Inc.'s auditors any material weaknesses in internal controls; and

                  ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003
                                                         /s/ M. Lee Hulsebus
                                                         -----------------------
                                                         M. Lee Hulsebus,
                                                         Chief Executive Officer
                                         22

I, Ross S. Seibert, certify that:

         1. I have reviewed the report being filed on Form 10-KSB by Miracor Diagnostics, Inc.;

         2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

         3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Miracor Diagnostics, Inc. as of, and for, the periods presented in the report;

         4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Miracor Diagnostics, Inc. and have:

                  i. Designed such disclosure controls and procedures to ensure that material information relating to Miracor Diagnostics, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  ii. Evaluated the effectiveness of Miracor Diagnostics, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

                  iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I and the other certifying officer have disclosed, based on our most recent evaluation, to the Miracor Diagnostics, Inc. auditors and the audit committee of the board of directors:

                  i. All significant deficiencies in the design or operation of internal controls which could adversely affect Miracor Diagnostics, Inc.'s ability to record, process, summarize and report financial data and have identified for Miracor Diagnostics, Inc.'s auditors any material weaknesses in internal controls; and

                  ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003
                                                         /s/ Ross S. Seibert
                                                         -----------------------
                                                         Ross S. Seibert,
                                                         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracor Diagnostics, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By /s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       PARKS, TSCHOPP, WHITCOMB & ORR, P.A.

Maitland, Florida
March 6, 2003

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                     December 31, 2002 and 2001

                                                                        2002              2001
                                                                  -------------      -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    379,201       $    363,478
     Accounts receivable (net of contractual adjustments and
       allowances of $6,411,520 and $3,669,281)                      5,184,413          4,040,179
     Prepaid expenses and other assets                                 119,767             28,246
                                                                  -------------      -------------
               Total current assets                                  5,683,381          4,431,903
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  7,279,709          6,121,120
     Machinery and equipment                                         3,702,989            439,164
     Leasehold improvements                                          1,096,671            771,671
     Furniture and fixtures                                             92,767             66,455
                                                                  -------------      -------------
                                                                    12,172,136          7,398,410

          Less accumulated depreciation                             (4,988,554)        (3,699,021)
                                                                  -------------      -------------
Net property and equipment                                           7,183,582          3,699,389

Goodwill                                                             8,959,513          5,281,748

Other assets                                                           294,481            154,842
                                                                  -------------      -------------
               Total assets                                       $ 22,120,957       $ 13,567,882
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                    December 31, 2002 and 2001

                                                                    2002               2001
                                                                -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $  1,130,135       $    721,642
     Accrued expenses                                              1,249,290            763,927
     Line of credit                                                1,470,303          1,292,012
     Notes payable, related parties - current portion                156,250            135,208
     Notes payable - current portion                                 653,964            630,781
     Capital lease obligations - current portion                   1,686,376          1,203,839
                                                                -------------      -------------
               Total current liabilities                           6,346,318          4,747,409

Other liabilities:
     Notes payable, related parties - long term                      137,500            288,542
     Notes payable - long term                                     8,061,895          1,123,873
     Capital lease obligations - long term                         2,889,051          3,327,165
                                                                -------------      -------------
               Total liabilities                                  17,434,764          9,486,989
                                                                -------------      -------------

Minority interest                                                     21,858             24,861
                                                                -------------      -------------
Commitments and contingencies (note 8)

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                    --                  --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 15,111,182 and 13,783,865 outstanding)        2,266,677          2,067,580
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,457,295         27,320,340
     Deferred stock compensation                                       7,750             14,040
     Accumulated deficit                                         (25,190,137)       (25,468,678)
                                                                -------------      -------------
               Total stockholders' equity                          4,664,335          4,056,032
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 22,120,957       $ 13,567,882
                                                                =============      =============


See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2002 and 2001

                                                      2002              2001
                                                 -------------     -------------

Net patient service revenue                      $ 12,040,908      $  9,344,867

Operating expenses:
  Costs of services                                 5,455,245         3,663,131
  Selling, general and administrative expenses      5,447,138         4,549,651
                                                 -------------     -------------
Total operating expenses                           10,902,383         8,212,782
                                                 -------------     -------------

 Income from operations                             1,138,525         1,132,085

 Interest expense                                    (862,987)         (735,755)
                                                 -------------     -------------
Income before minority interest                       275,538           396,330

Minority interest                                       3,003          (66,507)
                                                 -------------     -------------
Net Income                                       $    278,541      $    329,823
                                                 =============     =============

Earnings per share:

Earnings per share-basic                         $       0.02      $       0.02
Earnings per share-diluted                       $       0.02      $       0.02
Weighted average shares outstanding-basic          14,480,763        13,272,926
Weighted average shares outstanding-diluted        15,052,297        13,479,941

See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2002 and 2001

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

                                                      F-5



                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2002 and 2001

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN
                                                        SHARES        AMOUNT       CAPITAL
                                                     ------------  ------------  ------------
Balance, January 1, 2002                              13,783,865   $ 2,067,580   $27,320,340

Common stock issued for compensation, interest,
     services and principal of trade notes payable       924,485       138,672        74,017

Restricted rule 144 common stock issued for the
     conversion of principal balances on related
     party notes short-term payable                      333,332        50,000        50,000

Common stock issued from the Deferred Stock
     Compensation Plan                                    69,500        10,425        12,938

Accrued stock compensation                                    --            --            --

Net income                                                    --            --            --
                                                     ------------  ------------  ------------
Balance, December 31, 2002                            15,111,182   $ 2,266,677   $27,457,295
                                                     ============  ============  ============

(continued below)

                                                                      DEFERRED      ACCUMULATED
                                                       WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                     -------------  -------------   -------------   -------------
Balance, January 1, 2002                             $    122,750   $     14,040    $(25,468,678)   $  4,056,032

Common stock issued for compensation, interest,
     services and principal of trade notes payable             --             --              --         212,689

Restricted rule 144 common stock issued for the
     conversion of principal balances on related
     party notes short-term payable                            --             --              --         100,000


Common stock issued from the Deferred Stock
     Compensation Plan                                         --        (23,363)             --              --

Accrued stock compensation                                     --         17,073              --          17,073

Net income                                                     --             --         278,541         278,541
                                                     -------------  -------------   -------------   -------------
Balance, December 31, 2002                          $    122,750   $      7,750    $(25,190,137)   $   4,664,335
                                                     =============  =============   =============   =============

See notes to consolidated financial statements.





                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years ended December 31, 2002 and 2001
                                                                                     2002              2001
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net income                                                                  $   278,541       $   329,823
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services and interest                                      188,189           260,211
           Compensation recognized relating to
              accrued employee stock grants and warrants                              17,073            12,671
           Minority interest                                                          (3,003)           66,507
           Depreciation and amortization                                           1,290,558         1,048,508
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (501,163)         (321,423)
              Other assets                                                           199,815           (42,058)
              Accounts payable and accrued expenses                                  389,106          (381,231)
                                                                                 ------------      ------------
                     Net cash provided by operating activities                     1,859,116           973,008
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (107,284)         (58,034)
     Cash acquired in purchase of companies                                            8,517           67,352
     Cash forfeited in Ultra settlement                                                    -           (36,615)
                                                                                 ------------      ------------

                     Net cash used in investing activities                           (98,767)          (27,297)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                      178,291           448,534
     Proceeds from notes payable                                                           -           150,000
     Principal payments on notes payable, related parties                            (30,000)          (31,926)
     Principal payments on notes payable                                            (462,162)         (612,512)
     Principal payments on capital lease obligations                              (1,430,755)         (833,666)
     Proceeds from issuing common stock                                                    -            15,000
                                                                                 ------------      ------------

           Net cash used in financing activities                                  (1,744,626)         (864,570)
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                             15,723            81,141

Cash and cash equivalents, beginning of year                                         363,478           282,337
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   379,201       $   363,478
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Years ended December 31, 2002 and 2001


                                                               2002            2001
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  808,836      $  741,334
     Income taxes                                          $   11,908      $      800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $  139,581      $  227,937
     Directors' fees                                           46,608          16,043
     Interest expense on notes payable                              -          16,231
                                                           -----------     -----------
                                                              188,189         260,211
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                       24,500          38,768
                                                           -----------     -----------
                                                           $  212,689      $  298,979
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

                           MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2002 and 2001

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
                                          =============                                          =============

In February 2002, the Company opened its ninth diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, the Company recorded total assets, including MRI equipment, of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000. The capital lease agreement includes a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

In September 2002, the Company purchased new MRI equipment for its Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the new equipment. The total note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85% (see note 5).

In December 2002, the Company opened a start-up diagnostic imaging center located in Kissimmee, Florida. The Company financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%.

In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54% (See note 2). The new equipment is pledged as collateral for the note payable.


The net assets assumed for the above transaction were as follows:

  Cash                                    $        500      Note Payable to a finance company    $  1,882,433
  Accounts receivable                          105,362      Goodwill                               (1,635,008)
  Property and equipment                       470,500
  Other assets                                  17,676
  Accounts payable and other liabilities      (209,786)
  Capital lease obligations                   (136,827)
                                          -------------                                          -------------
                                          $    247,425                                           $    247,425
                                          =============                                          =============

In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%.(See note 2)

The net assets assumed for the above transaction were as follows:

  Cash                                    $        200      Note Payable to a finance company    $  2,117,567
  Accounts receivable                          421,627      Goodwill                               (1,045,049)
  Property and equipment                       585,000
  Other assets                                 283,495
  Accounts payable and other liabilities      (217,804)
                                          -------------                                          -------------
                                          $  1,072,518                                           $  1,072,518
                                          =============                                          =============


In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%.(See note 2)

The net assets acquired for the above acquisition were as follows:

  Cash                                    $      7,817     Note Payable to a finance company    $  1,750,000
  Accounts receivable                          116,082     Goodwill                                 (767,948)
  Property and equipment                       910,500
  Accounts payable and other liabilities       (52,347)
                                          -------------                                          -------------
                                          $    982,052                                           $    982,052
                                          =============                                          =============

During the years ended December 31, 2002 and 2001, deferred compensation expense of $17,073 and $12,672, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to employee agreements, 157,500 shares of accrued employee common stock grants were issued during the year ended December 31, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during 2002. Pursuant to employee agreements, 34,500 shares of accrued employee common stock grants were issued and 536 shares of accrued employee common stock grants were cancelled during the year ended December 31, 2001. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2001.

In 2001, the Company entered into four capital lease agreements with a financing company. One of the agreements finances medical equipment with a purchase price of $78,970 over a 67 month period with interest of 11.54% and a monthly payment of $1,654. The other agreement finances leasehold improvements of $75,500 over a 67 month period with interest of 11.55% and a monthly payment of $1,622. The third agreement finances medical equipment with a purchase price of $1,113,000 over a 67 month period with interest of 11.54% and a monthly payment of $23,615. The last agreement finances medical equipment with a purchase price of $40,800 over a 60 month period with interest of 5.81% and a monthly payment of $785.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001


During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the nine month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The amount payable to the noteholders in aggregate is $37,500 plus accrued interest originally due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $18,750 and $143,750 at December 31, 2002 and 2001, respectively.


See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

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

Between 1994 and 1998, the Company engaged in the development of the following innovative medical devices:

         1. The Fluid Alarm System (FAS) monitored the integrity of infection control barriers, such as surgical gloves and gowns worn during medical procedures. The Company received FDA clearance for the FAS during the year ended December 31, 1995. The Company has the patent licensing rights through 2005 with an option to extend such rights through the life of the patent, 2010.

         2. The Cell Recovery System (CRS), was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes, primarily (but not limited to) cancer detection. The Company received FDA clearance for the CRS in March 1996. The Company initiated further clinical trials on the CRS in 1997. The Company owns 50% of the patent. Additionally, the Company has the patent licensing rights through the life of the patent, 2008.

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

In 1998, the Company redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers in Orlando and Jacksonville, Florida; Toledo, Ohio and Oak Brook, Illinois.

In February 2000, the Company closed the acquisition of 80% of three centers located in Palm Harbor, St. Petersburg and Tampa, Florida as well as the holding company, Ultra Open MRI Holding Corporation ("Ultra"). During 2001, the transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return, described in note 2.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001


(1) CONTINUED
    ---------

In June 2001, the Company acquired three MRI centers located in California. Laguna Niguel MRI, Inc. is an MRI center located in Laguna Niguel,California. Envision Healthcare, LLC, is an MRI center located in Long Beach, California. The Company also acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California.

In October 2001 the Company established a start-up MRI center located in Perrysburg, Ohio. In February 2002, the Company opened a diagnostic center located in Woodridge, Illinois through an asset purchase agreement.

In December 2002, the company opened a start-up diagnostic imaging center located in
Kissimmee, Florida and acquired three new diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois.

As of December 31, 2002, the Company provides medical diagnostic imaging services through the operation of its thirteen diagnostic centers in five states. Additionally, the Company identified suitable acquisition targets to position the Company for growth.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

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

(e) REVENUE RECOGNITION

During 2002 and 2001, the principal source of revenue is from diagnostic imaging which is recognized as performed, net of contractual adjustments. The Company is presently operating in this one business segment and only in the United States.

(f) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company operates and grants credit to customers in Oregon, California, Florida, Illinois, and Ohio. In addition, the Company files claims with numerous insurance carriers, managed care groups, Medicare and Medicaid located throughout the United States.

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

                 For the years ended December 31, 2002 and 2001


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

(i) EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings per share for the year ended December 31, 2002 and 2001:

                                                  2002            2001
                                              ------------    ------------
Basic earnings per share:
Net income available to common shareholders   $   278,541     $   329,823
                                              ------------    ------------
Weighted average shares outstanding            14,480,763      13,272,926

Basic earnings per share                      $      0.02     $      0.02
                                              ============    ============

Diluted earnings per share:
Net income available to common shareholders   $   278,541    $    329,823
                                              ------------    ------------
Adjusted net income available to common
   shareholders assuming conversion               278,541         329,823
                                              ------------    ------------

Weighted average shares outstanding            14,480,763      13,272,926

Effect of dilutive securities:
    Warrants                                      521,526         189,515
    Employee stock options                              8              --
    Employee stock-based compensation awards       50,000          17,500
                                              ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                    15,052,297      13,479,941
                                              ============    ============

Diluted earnings per share                    $      0.02     $      0.02
                                              ============    ============

Options and warrants to purchase 1,331,644 shares of common stock, at prices ranging from $0.27 to $28.00 per share, were outstanding during the year but not included in the December 31, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 1, 2003 to August 30, 2010, were still outstanding at December 31, 2002.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001


 (2) ACQUISITIONS AND START-UPS
    --------------------------

During 1998, the Company acquired either the stock or substantially all of the assets and liabilities of Vision Diagnostics, Inc. and Affiliates ("Vision"). Vision was in the business of providing medical diagnostic services. The affiliated group of companies includes Vision Diagnostic, Inc., Regional MRI of Orlando, Inc., Regional MRI of Jacksonville, Inc., Regional MRI of Toledo, Inc. and West Regional MRI Limited Partnership. This acquisition included medical diagnostic imaging centers in Orlando and Jacksonville, Florida; Toledo, Ohio and Oak Brook, Illinois.

In February 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a combination of 20% in the form of a payable and 80% in Restricted Rule 144 common stock. The purchase price was $1,900,800 and goodwill associated with this transaction was recorded at $1,544,553 which included direct costs associated with the purchase. Total assets were approximately $1.8 million and total liabilities were approximately $1.3 million as of February 9, 2000. The notes payable to the principals were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the first quarter of the year ended December 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324.

During 2001, the Ultra purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled 2,534,400 shares of the Company's common stock in return. As a result of this rescinded transaction, common stock and additional paid-in capital were reduced by $2,656,456. The revenues and expenses of Ultra for the two month period ended February 28, 2001 were $695,327 and $453,893, respectively, and are included in the Company's consolidated financial statements. The principals' share of the corporation's net income has been presented as minority interest share of income in the accompanying consolidated statement of operations for the year ended December 31, 2001. The assets and liabilities of Ultra as well as related notes payable, goodwill associated with the acquisition, and all other Ultra related balances are not included in the consolidated financial statements of the Company after February 28, 2001. Resulting from the Ultra settlement, the weighted average number of shares outstanding computations for the year ended December 31, 2001 include the cancellation of the 2,534,400 common shares as of February 28, 2001.

In June 2001, the Company acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of new MRI equipment (see note 5).

In June 2001, the Company acquired Envision Healthcare, LLC, an MRI center located in Long Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The note payable to the seller, along with accrued interest was payable over 3 years (see note 6). In June 2002, the note was extended six months.

                           MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(2) CONTINUED
    ---------

In June 2001, the Company acquired 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The note payable to the seller, along with accrued interest was payable over 3 years (see note 6). In June 2002, the note was extended six months. The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001 and 2002. This principal's share of the center's net income (loss) has been presented as minority interest share of income in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001.

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the year ended December 31, 2001 would have been approximately $10.4 million, net income would have been approximately $550,000 and net income per share would have been $0.04. These pro forma results are unaudited.

In February 2002, the Company assumed the operations of a diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000 were recorded. The MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,635,008. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%.

In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,045,049. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%.

In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at approximately $768,000. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%.

Had the acquisitions occurred January 1, 2001, consolidated net revenue for the year ended December 31, 2001 would have been approximately $16.6 million, net income would have been approximately $229,000 and net income per share would have been $0.02. These pro forma results are unaudited.

Had the acquisitions occurred January 1, 2002, consolidated net revenue for the year ended December 31, 2002 would have been approximately $17.5 million, net loss would have been approximately $184,000 and net loss per share would have been ($0.01). These pro forma results are unaudited.

In October 2001, the Company opened a start-up diagnostic imaging center located in Perrysburg, Ohio. The Company financed medical equipment pledged under a capital lease with a finance company. The agreement finances medical equipment with a purchase price of $1,113,000 over a 67 month period with interest of 11.54% and a monthly payment of $23,615.

In December 2002, the Company opened a start-up diagnostic imaging center located in Kissimmee, Florida. The Company financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(3) GOODWILL
    --------

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. During the year ended December 31, 2001 as in prior years, the Company did amortize goodwill on the basis noted below.

In connection with the Vision Diagnostics Inc. and Ultra acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $6,100,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and was amortized on a straight line basis over 40 years. During 2001, the Ultra transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of the Company's common stock in return. Goodwill associated with this acquisition of $1,544,553 is not included in the consolidated financial statements of the Company after February 28, 2001.

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

In connection with the 2002 acquisitions in Woodridge and Carol Stream, Illinois; Long Beach, California and Coos Bay, Oregon consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately 3,677,765. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

At December 31, 2002, the Company has goodwill in the amount of $8,959,513, which is subject to the provisions of Statement 142. At December 31, 2002, the Company performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2002. Amortization expense related to goodwill was $0 and $153,564 for the years ended December 31, 2002 and 2001.

(4) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $2,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. The borrowing base at December 31, 2002 was $1,990,695. At December 31, 2002 and 2001, the outstanding balance was $1,470,303 and $1,292,012, respectively. In March 2003, the Company obtained an increase in the line of credit to $3,000,000.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(5) NOTES PAYABLE
    -------------
Notes payable consisted of the following at December 31:

                                                                                       2002           2001
                                                                                   ------------   ------------


   Note payable to a finance company, interest at 9.85%, monthly payment of
   payments of $50,680, due April 2009 (see below)                                 $ 2,829,885   $       --

   Note payable to a finance company, interest at 8.54%, monthly payment of
   payments of $36,215, due December 2009 (see below)                                2,117,567           --

   Note payable to a finance company, interest at 8.54%, monthly payment of
   payments of $32,194, due December 2009 (see below)                                1,882,433           --

   Note payable to a finance company, interest at 10.84%, monthly payment of
   payments of $35,596, due December 2008 (see below)                                1,757,906           --

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              53,859         82,262

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $1,434, due December 2005                                                            44,117         56,007

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               30,092         51,488

   Note payable to a finance company, interest at 11.23%, monthly payment of
   $29,357, due May 2006, refinanced in 2002                                               --       1,222,249

   Note payable to individuals, interest at 8.5%, quarterly payments of
   $41,665, paid off in 2002                                                               --         150,532

   Note payable to a finance company, interest at 10%, monthly payments of
   $10,000, paid off in 2002                                                               --          85,577

   Note payable to a bank, interest at 10.5%, monthly payments of $3,027,
   paid off in 2002                                                                        --          31,561

   Note payable to an individual, interest at 2.79%, monthly payments of $2,500,
   Paid off in 2002                                                                        --          29,553

   Note payable to an individual, monthly payments of $5,000, paid off in 2002             --          24,813

   Note payable to bank, interest at 12%, monthly payments of $5,283, paid
   off in 2002                                                                             --          20,612
                                                                                    -----------   ------------
                                                                                   $ 8,715,859    $ 1,754,654

   Less current portion                                                               (653,964)      (630,781)
                                                                                   ------------   ------------
   Long term portion                                                               $ 8,061,895    $  1,123,873
                                                                                   ============   ============

In September 2002, the Company purchased new MRI equipment for its Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the new equipment. The total note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85%. The new equipment is pledged as collateral for the note payable.

                           MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(5) CONTINUED
    ---------

In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%. The new equipment is pledged as collateral for the note payable.

In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%. The new equipment is pledged as collateral for the note payable.

In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%. The new equipment is pledged as collateral for the note payable.

At December 31, 2002, future minimum annual principal payments on the notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                  2003                            $   653,964
                                  2004                              1,194,721
                                  2005                              1,281,880
                                  2006                              1,391,272
                                  2007                              1,529,535
                                  Thereafter                        2,664,487

                                                                   -----------
                                                                   $8,715,859
                                                                   ===========

(6) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. During 2002, the Company paid the remaining balance of $5,000. Thus, the balance of these notes was $0 and $5,000 at December 31, 2002 and 2001, respectively.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the first quarter of the year ended December 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. During 2001, the purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company after February 28, 2001 (See note 2).

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of the Company's common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(6) Continued

December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $18,750 and $143,750 at December 31, 2002 and 2001, respectively.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. At December 31, 2002 the balance of these notes was $275,000.

At December 31, 2002, future minimum annual principal payments on the related party notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                  2003                            $   156,250
                                  2004                                137,500
                                                                   -----------
                                                                   $  293,750
                                                                   ===========

(7) LEASES
    ------

The Company is currently leasing several of its MRI machines and other diagnostic equipment under capital lease agreements and its offices under operating leases which expire at various dates.

At December 31, 2002, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                       Capital            Operating
                        Year-ending December 31,                        Leases              Leases
                        ------------------------                     -----------         -----------
                                  2003                               $2,114,292           1,458,863
                                  2004                                1,618,467           1,259,656
                                  2005                                  984,597             914,012
                                  2006                                  454,845             703,812
                                  2007                                  271,382             449,213
                               Thereafter                                13,702             336,407
                                                                     -----------         -----------

      Total minimum lease payments                                    5,457,285          $5,121,963
      Less amounts representing interest (at rates of 4.2% to                            ===========
      12.92%)                                                           881,858
                                                                     -----------

      Present value of net minimum lease payments                     4,575,427

          Less current portion                                        1,686,376
                                                                     -----------

      Capital lease obligations - long term                          $2,889,051
                                                                     ===========

Rent expense for operating leases, including month to month leases, was $621,483 and $534,804 for the years ended December 31, 2002 and 2001, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(8) COMMITMENTS AND CONTINGENCIES
    -----------------------------

EMPLOYEE AGREEMENTS

In August 1994, the Company entered into an employment and severance agreement with the Chief Executive Officer. The severance agreement provides, among other things, that in the event a change in control of the Company occurs or the Chief Executive Officer is involuntarily terminated, suffers a disability while employed by the Company or dies while employed by the Company, then the Chief Executive Officer is entitled to receive certain benefits from the Company. Such benefits may include some or all of the following: an amount based on the base salary as provided for in the employment agreement; an amount based on the bonus paid or payable to the Chief Executive Officer as provided for in the employment agreement; the right to receive common stock that shall vest immediately; and the right to exercise any warrants or stock options held by or granted to the Chief Executive Officer under the employment agreement or any stock option plan of the Company or both, health insurance and disability insurance. The Chief Executive Officer will not receive any benefits upon voluntarily termination of employment with the Company or if the Company terminates the Chief Executive Officer "for cause", which is defined as the conviction of the Chief Executive Officer after appeal of a felony.

In March 2003, the term of the Chief Executive Officer's employment agreement and severance agreement were extended for an additional one (1) year period, or until August 31, 2006.

In May 2002, the Company entered into an employment agreement with the President. The term of the employment agreement is three years and shall terminate on May 20, 2005. The agreement provides for an eighteen-month severance upon involuntary termination. In March 2003, the term of the President`s employment agreement extended for an additional one (1) year period, or until May 20, 2006.

In May 2002, the Company entered into an employment agreement with the Chief Financial Officer. The term of the employment agreement is two years and shall terminate on May 20, 2004. The agreement provides for a twelve-month severance upon involuntary termination. In March 2003, the term of the President`s employment agreement extended for an additional one (1) year period, or until May 20, 2006.

LEGAL MATTERS

A suit in the Court of Common Pleas, Cuyahoga, Ohio was commenced by Plaintiff James V. Zelch and his wholly owned entity, J.Z. Investments, Inc., against the Company and three of its MRI site subsidiary entities, namely, Regional MRI of Orlando, Inc., Regional MRI of Toledo, Inc., and West Regional MRI Limited Partnership, seeking the payment of fees for radiological diagnostic services allegedly rendered to patients of the aforementioned MRI Sites at a time prior to the Company's purchase of these MRI site entities. The Company has contested this lawsuit. However, a default judgment for $187,102 was entered which the Company has claimed on an appeal to the Ohio Court of Appeals that the judgment should have been vacated and set aside by the lower court. A Decision of the Ohio Court of Appeals dated March 20, 2003 has reversed the judgment against the Company in its entirety, and remanded the case back to the trial Court with instructions to conduct an evidentiary hearing on the scope and meaning of two release documents given to the Company by the Plaintiffs.

From time to time, the Company has been named as a defendant in a lawsuit. As of December 31, 2002, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except for as noted above. There are no other material legal proceedings, to which the Company is a party, which could have a material adverse effect on its business, financial condition or operating results.

                            MIRACOR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001


(9) STOCKHOLDERS' EQUITY
     --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of December 31, 2002 and December 31, 2001, respectively.

COMMON STOCK

In February 2000, the Company acquired 80% ownership in Ultra Open MRI Holding Corporation with a payment combination of a $380,160 note payable and 2,534,400 shares of Restricted Rule 144 common stock. During 2001, the Company relinquished its holdings in Ultra pursuant to a settlement agreement and cancelled the 2,534,400 shares of the Company's common stock. As a result of this transaction, common stock and additional paid-in capital were reduced by $2,656,456 (see note 2). Resulting from the Ultra settlement, the weighted average number of shares outstanding calculation for the year ended December 31, 2001 includes the cancellation of approximately 2.5 million common shares as of February 28, 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $18,750 and $143,750 at December 31, 2002 and 2001, respectively.

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

                 For the years ended December 31, 2002 and 2001

(10) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants granted and issued by the Company consisted of:

                                                                      Weighted
                                                                       Average
                                                          Number       Price
                                                        -----------  -----------

Balance outstanding, December 31, 2000                    2,082,311       $0.52
                                                        ===========

Options granted                                                  -            -
Options expired                                           (144,250)        0.74
Options exercised                                                -            -
Warrants granted                                           475,000         0.22
Warrants expired                                            (5,143)       28.00
                                                        -----------
Balance outstanding, December 31, 2001                   2,407,918        $0.35
                                                        ===========

Options granted                                            600,000         0.27
Options expired                                            (39,250)        0.70
Options exercised                                                -            -
Warrants granted                                                 -            -
Warrants expired                                           (40,000)        0.63
                                                        -----------
Balance outstanding, December 31, 2002                   2,928,668        $0.33
                                                        ===========

Options and warrants exercisable                         1,991,418        $0.29

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 2002 and 2001 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 2002 and 2001


(10) CONTINUED
     ---------

Information relating to options and warrants at December 31, 2002 summarized by exercise price is as follows:

                Outstanding                                                 Exercisable
                                            Weighted Average             Weighted Average
      Exercise Price       Equiv.          Life       Exercise          Equiv.      Exercise
        Per Share          Shares         (Year)       Price            Shares       Price
        ---------          ------         ------       -----            ------       -----
      $    0.01           100,000          1.2       $ 0.01            100,000      $0.01
           0.10            20,413          2.7         0.10             20,413       0.10
           0.15           136,523          2.7         0.15            136,523       0.15
           0.16           620,000          2.2         0.16            620,000       0.16
           0.17             2,088          2.7         0.17              2,088       0.17
           0.20           175,000          3.0         0.20            175,000       0.20
           0.22           475,000          3.1         0.22            475,000       0.22
           0.26            65,000          7.5         0.26             32,500       0.26
           0.27           700,000          9.2         0.27             50,000       0.27
           0.69           309,500          7.0         0.69            154,750       0.69
           0.81           250,000          6.0         0.81            187,500       0.81
           1.00            75,000          7.2         1.00             37,500       1.00
          28.00               144          0.7        28.00                144      28.00
                        ---------                                    ---------
                        2,928,668          5.1       $ 0.33          1,991,418      $0.29
                        =========                                    =========

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2002 and 2001 would have been the pro forma amounts presented below:

                                                               2002              2001
                                                           ------------     ------------
Net income
     As reported                                           $   278,541      $   329,823
     Pro forma                                                 179,721          261,654

Net income attributable to common stockholders
     As reported                                               278,541          329,823
     Pro forma                                                 179,721          261,654

Basic and diluted earnings per share
     As reported                                           $      0.02      $      0.02
     Pro forma                                             $      0.01      $      0.02

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 2002 and 2001: expected life of 10 years; expected volatility of 90%; risk-free interest rate of 5.25%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2002 and 2001 approximated $0.27 and $.22 per option and warrant, respectively.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended December 31, 2002 and 2001


 (11) COMPENSATORY STOCK BENEFIT PLANS
     --------------------------------

On May 16, 2002, the Company's board of directors approved the registration of 950,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of December 31, 2002, 421,713 shares remain available under this registration which may be awarded until May 16, 2007. During the years ended December 31, 2002 and 2001, 656,750 and 1,217,845 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the years ended December 31, 2002 and 2001, 267,735 and 943,550 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 157,500 shares of accrued employee common stock grants were issued during the year ended December 31, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during 2002.

During the year ended December 31, 2001, 34,500 shares of accrued employee common stock grants were issued pursuant to employee agreements and 536 shares of accrued common stock grants were cancelled. Accordingly, deferred stock compensation of $51,369 was reclassified to common stock and additional paid-in capital during the year end December 31, 2001.

During the years ended December 31, 2002 and 2001, deferred compensation expense of $17,073 and $12,672, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the time of issuance (fair value method) and amortized over the applicable period.

On August 28, 2000, the Company's board of directors approved the registration of 2,500,000 shares of common stock to be issued pursuant to the Company's 2000 Stock Compensation Plan II and the 1997 Stock Option Plan. Shares may be awarded under the 2000 Stock Compensation Plan II until August 28, 2005.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001


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

(13) RELATED PARTY TRANSACTIONS
     --------------------------

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. The balance of these notes was $275,000 at December 31, 2002 and 2001.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $18,750 and $143,750 at December 31, 2002 and 2001, respectively.

In September 1999, the Company issued $50,000 in principal amount of 10% short-term promissory notes payable, due March 31, 2000, to two directors and an individual to finance operations. The individual lenders, including the directors, were awarded total warrants to purchase 40,000 shares of common stock at an exercise price of $0.625 per share. In connection with the issuance of the warrants, the Company is recognizing additional interest expense of $10,938, which is being amortized over the terms of the loans. During the second quarter of 2000, the Company paid $45,000 of these $50,000 related party short-term promissory notes payable along with accrued interest payable of $2,785 in the form of $5,000 cash and 120,000 shares of Restricted Rule 144 common stock. During 2002, the Company paid the remaining balance of $5,000. Thus, the balance of these notes was $0 and $5,000 at December 31, 2002 and 2001, respectively.

Related to the February 2000 acquisition of Ultra, the Company issued notes payable to the principals which were due in variable payments totaling $380,160 plus accrued interest through November 9, 2001. During the year ended December 31, 2000, the Company paid principal of $62,500 along with accrued interest of $7,603. The balance of these notes was $317,660 at December 31, 2000. During the first quarter of the year ended December 31, 2001, the Company paid principal of $25,676 along with accrued interest of $22,324. During 2001, the purchase transaction was rescinded pursuant to a settlement agreement. Effective February 28, 2001, the Company relinquished its holdings in Ultra and cancelled approximately 2.5 million shares of common stock in return. The notes payable associated with the acquisition were cancelled and are not included in the consolidated financial statements of the Company after February 28, 2001 (See note 2).

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(14) INCOME TAXES
     ------------

At December 31, 2002, the Company had approximately $3,400,000 in federal and $5,700,000 in state net operating loss carryforwards to offset future taxable income. These carryforwards will expire in various years through 2019. The tax effects of the net operating loss carryforwards are as follows:

                                  DECEMBER 31,
                                                    2002             2001
                                                ------------     ------------

Net operating loss carryforwards                $ 1,292,000      $ 1,416,000
                                                ------------     ------------
                                                  1,292,000        1,416,000

                       Valuation allowance       (1,292,000)      (1,416,000)
                                                ------------     ------------

          Total                                 $         -      $         -
                                                ============     ============


The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. As of December 31, 2002, it cannot be determined if it is more likely than not that the Company will generate sufficient future taxable income before 2019, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 2002 and 2001.

Income tax expense attributable to income before income taxes differs from the amount computed by applying the US Federal income tax rate of 34% to income from operations before income taxes principally as a result of use of net operating loss carryforwards and changes in the valuation allowance.

                           MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(15) SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in 000's except per share data and average shares outstanding):

                                                            Quarter ended
                              ------------------------------------------------------------------------
                                 March           June        September      December
                                  31              30             30             31            Total
                              ------------   ------------   ------------   ------------   ------------
2002
----
Net revenue                   $     2,732    $     2,932    $     2,999    $     3,378    $     12,041
Income from Operations                347            383            333             76           1,139
Net income (loss)                     128            175            130           (154)            279
Basic earnings (loss) per share       .01            .01            .01           (.01)            .02
Diluted earnings(loss) per share      .01            .01            .01           (.01)            .02
Weighted average shares
   Outstanding                  13,272,926     14,310,520     14,609,372     15,053,642     14,480,763

2001
----
Net revenue                   $     2,309    $     1,961    $     2,402    $     2,673    $     9,345
Income from
   Operations                         315            275            276            266          1,132
Net income                             97            108             61             65            330
Basic earnings per share              .01            .01            .01            .01            .02
Diluted earnings per share            .01            .01            .01            .01            .02
Weighted average shares
   Outstanding                 13,496,455     12,799,044     13,184,712     13,611,202     13,272,926


(16) Recent Accounting Pronouncements
     --------------------------------

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2002, the Company performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2002. Amortization expense related to goodwill was $0 and $153,564 for the years ended December 31, 2002 and 2001.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale- leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2002 and 2001

(16) CONTINUED
     ---------

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. SFAS No. 147 is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not intend to change to the fair value method.

 (17) SUBSEQUENT EVENT
     ----------------

         Effective January 2003, the Company opened a start-up diagnostic imaging center located in Jacksonville, Florida. The Company financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. The Company also financed other medical equipment totaling $165,000 with various finance companies.