Form 10QSB
period 2003-03-31
MIRACOR DIAGNOSTICS INC
filed 2003-05-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the Quarterly period ended March 31, 2003.

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



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of April 30, 2003, registrant had outstanding 15,303,515 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on April 30, 2003) was approximately $2,583,000.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002................................................. F-1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2003 and 2002   .................................. F-3

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 2003  ............................... F-4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002   .................................. F-5

         Notes to Consolidated Financial Statements........................ F-7

Item 2.  Management's Discussion and Analysis and Plan of Operation........   3

Item 3.  Controls and Procedures...........................................   8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   9

Item 2.  Changes in Securities.............................................   9

Item 3.  Defaults Upon Senior Securities...................................   9

Item 4.  Submission of Matters to a Vote of Security Holders...............   9

Item 5.  Other Information.................................................   9

Item 6.  Exhibits and Reports on Form 8-K..................................   9

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended March 31, 2003.

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


Overview and History
---------------------

         Miracor Diagnostics, Inc. was incorporated on February 6, 1980, under the laws of the state of Utah.

         Prior to 1992, our business was the exploration and production of hydrocarbons. As of June 1, 1992, we re-entered the development stage. Effective January 1, 1994, we were no longer in the hydrocarbon business. Since that time, we have been exclusively a medical based company.

         Between 1994 and 1998, we engaged in the development of the following medical devices:

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


         In 1998, we wrote off our investments in the FAS and the CRS licenses. However, we may elect to reintroduce or sell either product at a later date, although we have no plans to do so at this time.

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging. We now own fifteen diagnostic centers in five states as follows:

            Date                           Diagnostic Center Location
           --------------                  ---------------------------
           July 1998                        Jacksonville, Florida
                                            Orlando, Florida
                                            Oakbrook, Illinois
                                            Toledo, Ohio
           June 2001                        Laguna Niguel, California
                                            Long Beach, California
                                            Newport Beach, California (51%)
           October 2001                     Perrysburg, Ohio*
           February 2002                    Woodridge, Illinois
           December 2002                    Coos Bay, Oregon
                                            Kissimmee, Florida*
                                            Long Beach, California
                                            Carol Stream, Illinois
           January 2003                     Jacksonville, Florida*
           May 2003                         Santa Barbara, California*

           *Denotes opening of diagnostic center; all other centers were acquisitions.

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

Results of Operations
---------------------

         The three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Net Revenue
------------

         Net patient service revenue for the quarter ended March 31, 2003 was $4,306,470 compared to $2,731,651 for the quarter ended March 31, 2002. The increase of 57.7% is primarily attributed to:

         - the start-up diagnostic imaging center located in Jacksonville, Florida in January 2003,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002,
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002 and
         - the acquisition of a diagnostic imaging center located in Woodridge, Illinois in February 2002.

         This increase was partly offset by a decrease in scan volume at our other locations. Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended March 31, 2003 and 2002.

Operating Expenses
------------------

         Costs of services were $2,402,872 for the three month period ended March 31, 2003 as compared to $1,148,911 for the same period ended March 31, 2002, representing an increase of 109.1%. Selling, general and administrative costs were $2,013,200 for the first three months of 2003 as compared to $1,235,368 to the same period in 2002, representing an increase of 63.0%. These increases were primarily attributed to additional costs related to:

         - the start-up diagnostic imaging center located in Jacksonville, Florida in January 2003,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002,
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002 and
         - the acquisition of a diagnostic imaging center located in Woodridge, Illinois in February 2002.

Net Income/Loss
----------------

         Net loss for the three month period ended March 31, 2003 was $471,781 as compared to net income of $128,240 for the three month period ended March 31, 2002. The net loss was primarily attributable to a company-wide decrease in scan volume and to increased operating costs associated with the 2002 acquisitions plus the 2002 and 2003 start-up diagnostic imaging centers located in Carol Stream and Woodridge, Illinois; Kissimmee and Jacksonville, Florida; Coos Bay, Oregon and Long Beach, California. Start-up centers have certain expenses such as facility and equipment leases, payroll and operating supplies regardless of the level of revenue; however, we expect the revenues for the start-up diagnostic imaging centers to increase later this year as the centers' operations mature. However, we cannot say if this will translate into increased profitability for us on a company-wide basis.

         Basic and diluted loss per common share were $0.03 for the quarter ended March 31, 2003 compared to the basic and diluted earnings per common share of $0.01 for the quarter ended March 31, 2002. The decrease is the result of a company-wide decrease in scan volume and to increased operating costs associated with the acquisitions and the start-up diagnostic imaging centers.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations, debt borrowings, the public and private sale of equity securities as well as from the issuance of common stock in exchange for services. Our cash position at March 31, 2003 was $524,221 as compared to $379,201 at December 31, 2002, representing a 3.8% increase. Our cash position is higher at the end of the month than at other times due to our needing to cover payments for facilities and equipment leases which are due at the beginning of the following month.

         In the three month period ended March 31, 2003, we received $862,399 from an increase in our line of credit. During the period ended March 31, 2003, we made the following cash payments: $71,585 of principal payments on notes payable, $40,625 of principal payments on notes payable to related parties, $411,943 of principal payments on capital lease obligations and purchased equipment of $85,872. In addition during the period ended March 31, 2003, operating activities used $107,354 of net cash which included the net loss of $471,781. Other net assets (excluding cash) decreased by $247,046. This decrease in net assets (excluding cash) was offset by

         - $34,592 in common stock paid for services and interest in lieu of cash,
         -        $483,389 in depreciation and amortization,
         - $103,783 in negative amortization of interest on notes payable and
         -        $10,291 of minority interest.

         Changes in current assets and current liabilities resulted in a negative working capital position of $1,725,614 at March 31, 2003 as compared to a negative working capital of $662,937 at December 31, 2002. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services to our current diagnostic imaging centers and to acquire additional diagnostic centers.

         We have a line of credit with a finance company at prime plus 3% under which we may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. The borrowing base at March 31, 2003 was $2,623,943. At March 31, 2003 and December 31, 2002, the
outstanding balance was $2,332,702 and $1,470,303, respectively.

         In February 2002, we opened a diagnostic imaging center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, we recorded total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $230,000. We assumed MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

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

         In December 2002, we assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The partnership was immediately dissolved upon acquisition. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,045,049. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%. The new equipment is pledged as collateral for the note payable.

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

         In January 2003, we opened a start-up diagnostic imaging center located in Jacksonville, Florida. We financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. We also financed other medical equipment totaling $190,000 with various finance companies.

         In May 2003, we purchased new MRI equipment for a start-up diagnostic imaging center in Santa Barbara, California. We are funding the equipment through a note payable which will total approximately $1,100,000 including tenant improvements.


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

         We initially became profitable in our present business segment during the second quarter of 2000. While we had a loss for our most recent fiscal quarter, we believe that we may become profitable in the second half of our fiscal year. Our growth is dependent upon the success of our diagnostic imaging centers.

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


ITEM 3. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A suit in the Court of Common Pleas, Cuyahoga, Ohio was commenced by Plaintiff James V. Zelch and his wholly owned entity, J.Z. Investments, Inc., against us as a holding company and three of our MRI site subsidiary entities, namely, Regional MRI of Orlando, Inc., Regional MRI of Toledo, Inc., and West Regional MRI Limited Partnership, seeking the payment of fees for radiological diagnostic services allegedly rendered to patients of the aforementioned MRI sites at a time prior to our purchase of these MRI site entities. We have contested this claim. However, a default judgment for $187,102 was entered which was recently appealed to the Ohio Court of Appeals. A Decision of the Ohio Court of Appeals dated March 20, 2003 reversed the default judgment against us in its entirety, and remanded the case back to the trial Court with instructions to conduct an evidentiary hearing.

         From time to time we have been named as a defendant in a lawsuit. As of March 31, 2003, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except for as noted above. There are no other material legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.


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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               May 13, 2003
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           May 13, 2003
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer              May 13, 2003
------------------------
    Ross S. Seibert

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

Date:  May 13, 2003
                                                         /s/ M. Lee Hulsebus
                                                         -----------------------
                                                         M. Lee Hulsebus, Chief
                                                         Executive Officer
                                       11

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

Date:  May 13, 2003
                                                         /s/ Ross S. Seibert
                                                         -----------------------
                                                         Ross S. Seibert,
                                                         Chief Financial Officer

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                                      March 31,         December 31,
                                                                      2003               2002
                                                                  -------------      -------------
                                                                     (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    524,221       $    379,201
     Accounts receivable (net of contractual adjustments and
       allowances of $6,614,762 and $6,411,520)                      5,814,597          5,184,413
     Prepaid expenses and other assets                                  98,530            119,767
                                                                  -------------      -------------
               Total current assets                                  6,437,348          5,683,381
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  8,862,901          7,593,670
     Machinery and equipment                                         3,475,638          3,389,028
     Leasehold improvements                                          1,167,570          1,096,671
     Furniture and fixtures                                             98,530             92,767
                                                                  -------------      -------------
                                                                    13,604,639         12,172,136

          Less accumulated depreciation                             (5,469,944)        (4,988,554)
                                                                  -------------      -------------
Net property and equipment                                           8,134,695          7,183,582

Goodwill                                                             8,959,513          8,959,513

Other assets                                                           312,270            294,481
                                                                  -------------      -------------
               Total assets                                       $ 23,843,826       $ 22,120,957
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS



                                                                  March 31,         December 31,
                                                                    2003               2002
                                                                -------------      -------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $  1,207,649       $  1,130,135
     Accrued expenses                                              1,552,233          1,249,290
     Line of credit                                                2,332,702          1,470,303
     Notes payable, related parties - current portion                150,000            156,250
     Notes payable - current portion                                 982,162            653,964
     Capital lease obligations - current portion                   1,938,216          1,686,376
                                                                -------------      -------------
               Total current liabilities                           8,162,962          6,346,318

Other liabilities:
     Notes payable, related parties - long term                      103,125            137,500
     Notes payable - long term                                     7,765,894          8,061,895
     Capital lease obligations - long term                         3,573,132          2,889,051
                                                                -------------      -------------
               Total liabilities                                  19,605,113         17,434,764
                                                                -------------      -------------

Minority interest                                                     11,567             21,858
                                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                    --                  --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 15,228,657 and 15,111,182 outstanding)        2,284,299          2,266,677
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,474,265         27,457,295
     Deferred stock compensation                                       7,750              7,750
     Accumulated deficit                                         (25,661,918)       (25,190,137)
                                                                -------------      -------------
               Total stockholders' equity                          4,227,146          4,664,335
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 23,843,826       $ 22,120,957
                                                                =============      =============


See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                 -------------------------------

                                                      2003              2002
                                                 -------------     -------------

Net patient service revenue                      $  4,306,470      $  2,731,651

Operating expenses:
  Costs of services                                 2,402,872         1,148,911
  Selling, general and administrative expenses      2,013,200         1,235,368
                                                 -------------     -------------
Total operating expenses                            4,416,072         2,384,279
                                                 -------------     -------------

 Income (loss) from operations                       (109,602)           347,372

 Interest expense                                    (372,470)         (210,774)
                                                 -------------     -------------
Income (loss) before minority interest               (482,072)           136,598

Minority interest                                      10,291            (8,358)
                                                 -------------     -------------
Net income (loss)                                 $  (471,781)      $    128,240
                                                 =============     =============

Earnings/(Loss) per share:

Earnings/(Loss) per share-basic                  $      (0.03)      $       0.01
Earnings/(Loss) per share-diluted                $      (0.03)      $       0.01
Weighted average shares outstanding-basic          15,193,466         13,935,823
Weighted average shares outstanding-diluted        15,193,466         14,475,488



See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Three Months Ended March 31, 2003


                                             (Unaudited)

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN
                                                        SHARES        AMOUNT       CAPITAL
                                                     ------------  ------------  ------------
Balance, January 1, 2003                              15,111,182   $ 2,266,677   $27,457,295

Common stock issued for services                         117,475        17,622        16,970

Net loss                                                    --            --            --
                                                     ------------  ------------  ------------
Balance, March 31, 2003                               15,228,657   $ 2,284,299   $27,474,265
                                                     ============  ============  ============

(continued below)

                                                                      DEFERRED      ACCUMULATED
                                                       WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                     -------------  -------------   -------------   -------------
Balance, January 1, 2003                             $     122,750  $      7,750    $(25,190,137)   $  4,664,335

Common stock issued for services                               --             --              --          34,592

Net loss                                                       --             --        (471,781)       (471,781)
                                                     -------------  -------------   -------------   -------------
Balance, March 31, 2003                              $    122,750   $      7,750    $(25,661,918)   $  4,227,146
                                                     =============  =============   =============   =============

See notes to consolidated financial statements.




                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     2003              2002
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                           $  (471,781)       $  128,240
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Stock paid for services and interest                                       34,592            48,912
           Minority interest                                                         (10,291)            8,358
           Depreciation and amortization                                             483,389           299,700
           Negative amortization of notes payable                                    103,783                --
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (630,184)         (190,819)
              Other assets                                                             2,682            (6,962)
              Accounts payable and accrued expenses                                  380,456            86,759
                                                                                 ------------      ------------
                     Net cash provided by (used in) operating activities            (107,354)          374,188
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                              (85,872)             (997)
                                                                                 ------------      ------------

                     Net cash used in investing activities                           (85,872)             (997)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                      862,399            82,278
     Principal payments on notes payable, related parties                            (40,625)           (6,250)
     Principal payments on notes payable                                             (71,585)         (205,595)
     Principal payments on capital lease obligations                                (411,943)         (313,356)
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                       338,246          (442,923)
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 145,020           (69,732)

Cash and cash equivalents, beginning of period                                       379,201           363,478
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $   524,221       $   293,746
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                      2003            2002
                                                                  -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payments For:
     Interest                                                     $  258,608      $  201,798
     Income taxes                                                 $    1,700      $    2,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Stock Issued For:
     Compensation And Services:
     Legal, professional and employee services                    $   15,720      $   41,912
     Directors' fees                                                  18,872           7,000
                                                                  -----------     -----------
                                                                      34,592          48,912
                                                                  -----------     -----------
     Other:
     Principal payments on notes payable                                  --          24,500
                                                                  -----------     -----------
                                                                  $   34,592      $   73,412
                                                                  ===========     ===========


 Equipment Financed Under Capital Leases                          $1,347,864      $1,066,000
                                                                  ===========     ===========


During the first three months of 2003 and 2002, deferred compensation expense of $0 and $1,392, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to employee agreements, 12,000 shares of accrued employee common stock grants were issued in March of 2002. Accordingly, deferred stock compensation of $13,438 was reclassified to common stock and additional paid-in capital during March of 2002.


See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2003 and 2002




(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2003, and the results of operations for the three month periods ended March 31, 2003 and 2002 and cash flows for the three month periods ended March 31, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.



(2) REVENUE RECOGNITION
    -------------------

The principal source of revenue is from diagnostic imaging, which is recognized as performed net of contractual adjustments and allowances. As of March 31, 2003 and December 31, 2002, the Company had reserves against its accounts receivable of $6,614,762 and $6,411,520, respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2003 and 2002



(3) EARNINGS/(LOSS) PER COMMON SHARE
    --------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings/(loss) per share for the three month periods ended March 31, 2003 and 2002:

                                                        2003            2002
                                                    ------------    ------------
Basic earnings/(loss) per share:
Net income (loss) available to common shareholders  $  (471,781)    $   128,240
                                                    ------------    ------------
Weighted average shares outstanding                  15,193,466      13,935,823

Basic earnings/(loss) per share                     $     (0.03)    $      0.01
                                                    ============    ============

Diluted earnings/(loss) per share:
Net income (loss) available to common shareholders  $  (471,781)    $   128,240
                                                    ------------    ------------
Adjusted net income (loss) available to common
   shareholders assuming conversion                    (471,781)        128,240
                                                    ------------    ------------

Weighted average shares outstanding                  15,193,466      13,935,823

Effect of dilutive securities:
    Warrants                                                  -         531,351
    Employee stock options                                    -             814
    Employee stock-based compensation awards                  -           7,500
                                                    ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                          15,193,466      14,475,488
                                                    ============    ============

Diluted earnings/(loss) per share                   $     (0.03)    $      0.01
                                                    ============    ============

Options and warrants to purchase 3,653,668 shares of common stock, at prices ranging from $28.00 to $0.01 per share, were outstanding during the three month period but not included in the March 31, 2003 computations of diluted earnings
(loss) per share, because inclusion of securities would have an antidilutive effect on earnings (loss) per share. The options and warrants, which expire on dates ranging from August 31, 2003 to March 16, 2013, were still outstanding at March 31, 2003.

Options and warrants to purchase 803,838 shares of common stock, at prices ranging from $28.00 to $0.27 per share, were outstanding during the three month period but not included in the March 31, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 31, 2002 to August 30, 2010, were still outstanding at March 31, 2002.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 2003 and 2002


(4) ACQUISITIONS AND START-UPS
    --------------------------

Acquisitions

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

In June 2001, the Company acquired Laguna Niguel MRI, Inc., an Diagnostic imaging center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of new MRI equipment (see note 7).

In June 2001, the Company acquired Envision Healthcare, LLC, a Diagnostic imaging center located in Long Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $200,000 and goodwill associated with the transaction was recorded at $84,773. Total assets were approximately $803,500 and total liabilities were approximately $688,000. The note payable to the seller, along with accrued interest was payable over 3 years (see note 8). In June 2002, the note was extended six months.

In June 2001, the Company acquired 51% of Envision Open MRI, LLC, a Diagnostic imaging center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The note payable to the seller, along with accrued interest was payable over 3 years (see note 8). In June 2002, the note was extended six months. The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at December 31, 2001 and 2002. This principal's share of the center's net income (loss) has been presented as minority interest share of income in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 2003 and 2002


(4) CONTINUED
    ---------

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

Had the acquisitions occurred January 1, 2002, consolidated net revenue for the three month period ended March 31, 2002 would have been approximately $4.1 million, net loss would have been approximately $108,000 and net loss per share would have been ($0.01). These pro forma results are unaudited.

Start-ups

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

In January 2003, the Company opened a start-up diagnostic imaging center located in Jacksonville, Florida. The Company financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. The Company also financed other medical equipment totaling $190,000 with various finance companies.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 2003 and 2002


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

In connection with the 2001 acquisitions of Laguna Niguel MRI, Inc., Envision Open MRI, LLC and Envision Healthcare, LLC consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by $998,566. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill which was being amortized on a straight line basis over 20 years.

In connection with the 2002 acquisitions in Woodridge and Carol Stream, Illinois; Long Beach, California and Coos Bay, Oregon consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by 3,677,765. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

At March 31, 2003, the Company has net goodwill in the amount of $8,959,513, which is subject to the provisions of Statement 142. At December 31, 2002, the Company performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2002. Amortization expense related to goodwill was $0 for the three month periods ended March 31, 2003 and 2002.

(6) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. The borrowing base at March 31, 2003 was $2,623,943. At March 31, 2003 and December 31, 2002, the outstanding balance was $2,332,702 and $1,470,303, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2003 and 2002


(7) NOTES PAYABLE
    -------------
Notes payable consisted of the following:

                                                                                     March 31,    December 31,
                                                                                       2003           2002
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 9.85%, monthly payment of
   payments of $50,680, due April 2009 (see below)                                 $ 2,774,757    $ 2,829,885

   Note payable to a finance company, interest at 8.54%, monthly payment of
   payments of $36,215, due December 2009 (see below)                                2,163,079      2,117,567

   Note payable to a finance company, interest at 8.54%, monthly payment of
   payments of $32,194, due December 2009 (see below)                                1,922,892      1,882,433

   Note payable to a finance company, interest at 10.84%, monthly payment of
   payments of $35,596, due December 2008 (see below)                                1,775,717      1,757,906

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              46,282         53,859

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $1,434, due December 2005                                                            40,945         44,117

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               24,384         30,092
                                                                                   ------------   ------------
                                                                                   $ 8,748,056    $ 8,715,859

   Less current portion                                                               (982,162)      (653,964)
                                                                                   ------------   ------------
   Long term portion                                                               $ 7,765,894    $ 8,061,895
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

In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%. The new equipment is pledged as collateral for the note payable.
                                      F-12

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2003 and 2002


(8) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of the Company's common stock. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments through July 2003. The balance of these notes was $12,500 and $18,750 at March 31, 2003 and December 31, 2002, respectively.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. At March 31, 2003 and December 31, 2002 the balance of these notes was $240,625 and $275,000, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Three Months Ended March 31, 2003 and 2002



(9) STOCKHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of March 31, 2003 and December 31, 2002, respectively.

COMMON STOCK

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000, which is no longer convertible, will be paid in quarterly installments through July 2003.

On May 16, 2002, the Company's board of directors approved the registration of 950,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of March 31, 2003, 304,238 shares remain available under this registration which may be awarded until May 16, 2007. During the quarters ended March 31, 2003 and 2002, 117,475 and 132,000 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the three month periods ended March 31, 2003 and 2002, 0 and 232,435 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 157,500 shares of accrued employee common stock grants were issued during the year ended December 31, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during 2002. During the three month period ended March 31, 2003, no shares of accrued employee common stock grants were issued.

During the first three months of 2003 and 2002, deferred compensation expense of $0 and $1,392, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 2003 and 2002


(10) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants to purchase 3,653,668 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at March 31, 2003. Options and warrants to purchase 2,391,668 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at March 31, 2002.

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in the three month periods ended March 31, 2003 and 2002 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share for the three month periods ended March 31, 2003 and 2002 would have been the pro forma amounts presented below:

                                                             March 31,        March 31,
                                                               2003             2002
                                                           ------------     ------------
Net income (loss)
     As reported                                           $  (471,781)     $   128,240
     Pro forma                                                (611,193)          45,057

Net income (loss) attributable to common stockholders
     As reported                                              (471,781)         128,240
     Pro forma                                                (611,193)          45,057

Basic and diluted earnings/(loss)per share
     As reported                                           $     (0.03)      $     0.01
     Pro forma                                             $     (0.04)      $     0.01

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for three month periods ended March 31, 2003 and 2002: expected life of 10 years; expected volatility of 50%; risk-free interest rate ranging from of 4.7% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2003 and 2002 approximated $0.24 and $0.27 per option and warrant, respectively.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2003 and 2002



(11) Recent Accounting Pronouncements
     --------------------------------

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



(12) Subsequent Event
     ----------------

In May 2003, the Company purchased new MRI equipment for a start-up diagnostic imaging center in Santa Barbara, California. The Company is funding the equipment through a note payable which will total approximately $1,100,000 including tenant improvements.