Form 10QSB
period 2003-06-30
MIRACOR DIAGNOSTICS INC
filed 2003-08-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the Quarterly period ended June 30, 2003.

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of July 31, 2003, registrant had outstanding 15,429,657 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on July 31, 2003) was approximately $3,006,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002................................................. F-1

         Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2003 and 2002........................... F-2

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 2003.................................... F-3

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2003 and 2002...................................... F-4

         Notes to Consolidated Financial Statements........................ F-6

Item 2.  Management's Discussion and Analysis and Plan of Operation........   3

Item 3.  Controls and Procedures...........................................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  10

Item 2.  Changes in Securities.............................................  10

Item 3.  Defaults Upon Senior Securities...................................  10

Item 4.  Submission of Matters to a Vote of Security Holders...............  10

Item 5.  Other Information.................................................  10

Item 6.  Exhibits and Reports on Form 8-K..................................  10

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended June 30, 2003.

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

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging. We now own fifteen diagnostic centers in five states as follows:

           Date Acquired/Opened             Diagnostic Center Location
           --------------------             ---------------------------
           July 1998                        Jacksonville, Florida
                                            Orlando, Florida
                                            Oak Brook, Illinois
                                            Toledo, Ohio
           June 2001                        Laguna Niguel, California
                                            Long Beach, California
                                            Newport Beach, California (51%)
           October 2001                     Perrysburg, Ohio
           February 2002                    Woodridge, Illinois
           December 2002                    Coos Bay, Oregon
                                            Kissimmee, Florida
                                            Long Beach, California
                                            Carol Stream, Illinois
           January 2003                     Jacksonville, Florida
           June 2003                        Santa Barbara, California

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

         We plan to seek, evaluate and, if such evaluation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

         In seeking business opportunities, we will base our decision upon the objectives of seeking long-term appreciation in market value of our common stock. We will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. We may utilize the services of our present attorney and accountants in the investigation of prospective acquisitions. We may also utilize the services of hired consultants.

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

Results of Operations
---------------------

         The three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Net Revenue
------------

         Net patient service revenue for the quarter ended June 30, 2003 was $4,895,319 compared to $2,932,385 for the quarter ended June 30, 2002. The increase of 66.9% is primarily attributed to:

         - the start-up diagnostic imaging center located in Jacksonville, Florida in January 2003,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002, and
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002.

         This increase was partly offset by a decrease in scan volume at our other locations. Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended June 30, 2003 and 2002.

Operating Expenses
------------------

         Costs of services were $2,695,048 for the three month period ended June 30, 2003 as compared to $1,252,155 for the same period ended June 30, 2002, representing an increase of 115.2%. Selling, general and administrative costs were $2,168,717 for the second quarter of 2003 as compared to $1,297,031 for the same period in 2002, representing an increase of 67.2%. These increases were primarily attributed to additional costs related to:

         - the start-up diagnostic imaging center located in Santa Barbara, California in June 2003,
         - the start-up diagnostic imaging center located in Jacksonville, Florida in January 2003,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002, and
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002.

Net Income/Loss
----------------

         Net loss for the three month period ended June 30, 2003 was $323,416 as compared to net income of $174,590 for the three month period ended June 30, 2002. The net loss was primarily attributable to a company-wide decrease in scan volume and to increased operating costs associated with the 2002 acquisitions as well as the 2002 and 2003 start-up diagnostic imaging centers located in Santa Barbara and Long Beach, California; Kissimmee and Jacksonville, Florida; Carol Stream, Illinois and Coos Bay, Oregon. Start-up centers have certain expenses such as facility and equipment leases, payroll and operating supplies regardless of the level of revenue. We anticipate the revenues for the start-up diagnostic imaging centers to increase later this year as the centers' operations mature.

         Basic and diluted loss per common share were $0.02 for the quarter ended June 30, 2003 compared to the basic and diluted earnings per common share of $0.01 for the quarter ended June 30, 2002. The decrease is the result of a company-wide decrease in scan volume and to increased operating costs associated with the acquisitions and the start-up diagnostic imaging centers.

         The six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Net Revenue
------------

         Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the six months ended June 30, 2003 and 2002.

         Net patient service revenue for the six months ended June 30, 2003 was $9,201,789 compared to $5,664,036 for the six months ended June 30, 2002. The increase of 62.5% is primarily attributed to:

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

Operating Expenses
------------------

         Costs of services were $5,097,920 for the six month period ended June 30, 2003 as compared to $2,401,066 for the same period ended June 30, 2002, representing an increase of 112.3%. Selling, general and administrative costs were $4,181,916 for the first six months of 2003 as compared to $2,532,399 for the same period in 2002, representing an increase of 65.1%. These increases were primarily attributed to additional costs related to:

         - the start-up diagnostic imaging center located in Santa Barbara, California in June 2003,
         - the start-up diagnostic imaging center located in Jacksonville, Florida in January 2003,
         - the start-up diagnostic imaging center located in Kissimmee, Florida in December 2002,
         - the acquisitions of three diagnostic centers located in Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois in December 2002 and
         - the acquisition of a diagnostic imaging center located in Woodridge, Illinois in February 2002.

Net Income/Loss
----------------

         Net loss for the six month period ended June 30, 2003 was $795,198 as compared to net income of $302,830 for the six month period ended June 30, 2002. The net loss was primarily attributable to a company-wide decrease in scan volume and to increased operating costs associated with the 2002 acquisitions as well as the 2002 and 2003 start-up diagnostic imaging centers located in Santa Barbara and Long Beach, California; Kissimmee and Jacksonville, Florida; Carol Stream, Illinois and Coos Bay, Oregon. Start-up centers have certain expenses such as facility and equipment leases, payroll and operating supplies regardless of the level of revenue; however, we expect the revenues for the start-up diagnostic imaging centers to increase later this year as the centers' operations mature.

         Basic and diluted loss per common share were $0.05 for the six months ended June 30, 2003 compared to the basic and diluted earnings per common share of $0.02 for the six months ended June 30, 2002. The decrease is the result of a company-wide decrease in scan volume and to increased operating costs associated with the acquisitions and the start-up diagnostic imaging centers.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations, debt borrowings, the public and private sale of equity securities as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2003 was $972,418 as compared to $379,201 at December 31, 2002. Our cash position is generally higher at the end of the month than at other times due to our requirements and obligations to cover payments for facilities and equipment leases which are due at the beginning of the following month. In addition, we received a cash infusion of $1,250,000 resulting from a note payable entered into in late June 2003.

         In the six month period ended June 30, 2003, we received $530,131 from an increase in our line of credit and $1,250,000 from issuance of a convertible note payable. During the period ended June 30, 2003, we made the following cash payments: $186,473 of principal payments on notes payable, $81,250 of principal payments on notes payable to related parties, $871,866 of principal payments on capital lease obligations and purchased equipment of $156,310. In addition during the period ended June 30, 2003, operating activities provided $108,985 of net cash which included the net loss of $795,198. Net accounts receivable decreased by $644,730; accounts payable and accrued expenses increased by $517,216; other assets (excluding cash) decreased by $139,911 and minority interest was ($17,744). This decrease in net assets (excluding cash) was offset by

         - $60,487 in common stock paid for services and interest in lieu of cash,
         -        $1,025,082 in depreciation and amortization and
         - $103,783 in negative amortization of interest on notes payable.

         Changes in current assets and current liabilities resulted in a negative working capital position of $1,269,592 at June 30, 2003 as compared to a negative working capital of $662,937 at December 31, 2002. As our liquidity is limited, we need to increase profitability and may be required to obtain funds in the short-term and in the longer term to continue to provide services to our current diagnostic imaging centers and to acquire additional diagnostic centers.

         We have a line of credit with a finance company at prime plus 3% under which we may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. The borrowing base at June 30, 2003 was $2,734,638. At June 30, 2003 and December 31, 2002, the
outstanding balance was $2,000,434 and $1,470,303, respectively. On August 13, 2003 the finance company disclosed that it plans to file for bankruptcy protection. The impact of such a filing on the operations of Miracor is not known at this time.

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

         In September 2002, we purchased MRI equipment for our Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the equipment. The total note payable was for $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The terms are interest-only for 3 months, followed by 75 monthly installments of $50,680, including interest at 9.85%. The equipment is pledged as collateral for the note payable.

         In December 2002, we opened a start-up diagnostic imaging center located in Kissimmee, Florida. We financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%.

         In December 2002, we assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,635,008. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%. The equipment is pledged as collateral for the note payable.

         In December 2002, we assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The partnership was immediately dissolved upon acquisition. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,045,049. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%. The equipment is pledged as collateral for the note payable.

         In December 2002, we acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at approximately $768,000. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%. The equipment is pledged as collateral for the note payable.

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

         In June 2003, we opened a start-up diagnostic imaging center located in Santa Barbara, California. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,197,000 with a monthly installment payment of $25,537 over 66 months with an interest rate of 9.91%.

         In June 2003, we secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who founded the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Lender and finder fees to execute the convertible note totaled $146,250.

PLAN OF OPERATION

Capital Requirements
--------------------

         Our greatest cash requirements during 2003 will be for funding growth of the operation and expansion of our existing centers, for future acquisitions of additional diagnostic imaging centers, and for repaying our current liabilities and long-term debt. During the next 12 months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues of our diagnostic imaging centers. We may obtain future funding through new private financings and public offerings of debt and equity securities.

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

ITEM 3. CONTROLS AND PROCEDURES

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A suit in the Court of Common Pleas, Cuyahoga, Ohio was commenced by Plaintiff James V. Zelch and his wholly owned entity, J.Z. Investments, Inc., against us and three of our MRI site subsidiary entities, namely, Regional MRI of Orlando, Inc., Regional MRI of Toledo, Inc., and West Regional MRI Limited Partnership, seeking the payment of fees for radiological diagnostic services allegedly rendered to patients of the aforementioned MRI Sites at a time prior to our purchase of these MRI site entities. We contested this lawsuit. A default judgment for $187,102 was originally entered which was later overturned and vacated by the Ohio Court of Appeals, County of Cuyahoga which remanded the case back to the trial court to conduct a hearing on the scope and meaning of a Release and Settlement Agreement between Miracor and Zelch. We claim Miracor was fully released from all claims in exchange for the payment of cash and shares of stock to Zelch.

         From time to time we have been named as a defendant in a lawsuit. As of June 30, 2003, all such lawsuits have been dismissed or settled through agreed-upon payment terms, except as noted above. There are no other legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         See Part I, Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 2003, we held an annual meeting of our shareholders. We reelected Mr. Thomas E. Glasgow as a director. The vote was 12,666,762 in favor, 552,826 against, and 83,320 abstentions. We elected Mr. Harvey C. Flodin as a director. The vote was 13,219,540 in favor, 48 against, and 83,320 abstentions. Both directors' terms end in 2006

         We amended our 1997 Stock Option Plan to increase the number of shares from 1.5 million to 3 million. The vote was 6,691,694 in favor, 1,218,832 against, and 20,779 abstentions.

         We amended our Bylaws to lower the favorable voting requirement at shareholder meetings from a majority to 33.33%. The vote was 6,182,869 in favor, 1,726,046 against, and 22,390 abstentions.

         Our shareholders approved a plan to buy out small shareholders through a reverse/forward stock split procedure and subsequent purchase of shares. The vote was 7,613,205 in favor, 272,662 against, and 45,378 abstentions. We have no immediate plans to implement this program.

         We approved our auditors for the fiscal year ended December 31, 2003. The vote was 13,059,974 in favor, 222,446 against, and 20,488 abstentions.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     99.1           Certification of Chief Executive Officer

     99.2           Certification of Chief Financial Officer

Reports on Form 8-K
-------------------

     We filed current reports on Forms 8-K which were issued on May 13, 2003 and June 23, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                            DATE
      ---------                        -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               August 14, 2003
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           August 14, 2003
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer              August 14, 2003
------------------------
    Ross S. Seibert

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

Date:  August 14, 2003
                                                         /s/ M. Lee Hulsebus
                                                         -----------------------
                                                         M. Lee Hulsebus, Chief
                                                         Executive Officer
                                       12

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

Date:  August 14, 2003
                                                         /s/ Ross S. Seibert
                                                         -----------------------
                                                         Ross S. Seibert,
                                                         Chief Financial Officer

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                     June 30,         December 31,
                                                                       2003               2002
                                                                  -------------      -------------
                                                                           (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    972,418       $    379,201
     Accounts receivable (net of contractual adjustments and
       allowances of $7,002,274 and $6,411,520)                      5,829,143          5,184,413
     Prepaid expenses and other assets                                 108,916            119,767
                                                                  -------------      -------------
               Total current assets                                  6,910,477          5,683,381
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  9,123,981          7,593,670
     Machinery and equipment                                         4,506,127          3,389,028
     Leasehold improvements                                          1,424,177          1,096,671
     Furniture and fixtures                                            114,809             92,767
                                                                  -------------      -------------
                                                                    15,169,094         12,172,136

          Less accumulated depreciation                             (6,008,654)        (4,988,554)
                                                                  -------------      -------------
Net property and equipment                                           9,160,440          7,183,582

Goodwill                                                             8,959,513          8,959,513

Other assets                                                           443,711            294,481
                                                                  -------------      -------------
               Total assets                                       $ 25,474,141       $ 22,120,957
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $  1,219,539       $  1,130,135
     Accrued expenses                                                1,677,101          1,249,290
     Line of credit                                                  2,000,434          1,470,303
     Notes payable, related parties - current portion                  143,750            156,250
     Notes payable - current portion                                 1,213,295            653,964
     Capital lease obligations - current portion                     1,925,950          1,686,376
                                                                  -------------      -------------
               Total current liabilities                             8,180,069          6,346,318

Other liabilities:
     Notes payable, related parties - long term                         68,750            137,500
     Notes payable - long term                                       9,888,282          8,061,895
     Capital lease obligations - long term                           3,403,301          2,889,051
                                                                  -------------      -------------
               Total liabilities                                    21,540,402         17,434,764
                                                                  -------------      -------------

Minority interest                                                        4,115             21,858
                                                                  -------------      -------------
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                       --                  --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 15,352,157 and 15,111,182 outstanding)          2,302,824          2,266,677
     Warrants                                                          122,750            122,750
     Additional paid-in capital                                     27,481,635         27,457,295
     Deferred stock compensation                                         7,750              7,750
     Accumulated deficit                                           (25,985,335)       (25,190,137)
                                                                  -------------      -------------
               Total stockholders' equity                            3,929,624          4,664,335
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 25,474,141       $ 22,120,957
                                                                  =============      =============


See notes to consolidated financial statements.


                                       MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                 ------------------------------    ------------------------------

                                                      2003              2002           2003             2002
                                                 -------------    -------------    -------------    -------------
Net patient service revenue                      $  4,895,319     $  2,932,385     $  9,201,789     $  5,664,036

Operating expenses:
  Costs of services                                 2,695,048        1,252,155        5,097,920        2,401,066
  Selling, general and administrative expenses      2,168,717        1,297,031        4,181,916        2,532,399
                                                 -------------     ------------    -------------    -------------
Total operating expenses                            4,863,765        2,549,186        9,279,836        4,933,465
                                                 -------------     ------------    -------------    -------------

 Income (loss) from operations                         31,554          383,199          (78,047)         730,571

 Interest expense                                    (362,423)        (209,708)        (734,894)        (420,482)
                                                 -------------    -------------    -------------    -------------
Income (loss) before minority interest               (330,869)         173,491         (812,941)         310,089

Minority interest                                       7,453            1,099           17,743           (7,259)
                                                 -------------    -------------    -------------    -------------
Net income (loss)                                $   (323,416)    $    174,590     $   (795,198)    $    302,830
                                                 =============    =============    =============    =============

Earnings/(Loss) per share:

Earnings/(Loss) per share-basic                  $      (0.02)    $       0.01     $      (0.05)     $      0.02
Earnings/(Loss) per share-diluted                $      (0.02)    $       0.01     $      (0.05)     $      0.02
Weighted average shares outstanding-basic          15,352,157       14,310,520       15,255,736       14,124,206
Weighted average shares outstanding-diluted        15,352,157       14,960,804       15,255,736       14,734,380


See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Six Months Ended June 30, 2003

                                             (Unaudited)

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN
                                                        SHARES        AMOUNT       CAPITAL
                                                     ------------  ------------  ------------
Balance, January 1, 2003                              15,111,182   $ 2,266,677   $27,457,295

Common stock issued for services                         240,975        36,147        24,340

Net loss                                                      --            --            --
                                                     ------------  ------------  ------------
Balance, June 30, 2003                                15,352,157   $ 2,302,824   $27,481,635
                                                     ============  ============  ============

(continued below)

                                                                      DEFERRED      ACCUMULATED
                                                       WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                     -------------  -------------   -------------   -------------
Balance, January 1, 2003                             $    122,750   $      7,750    $(25,190,137)   $  4,664,335

Common stock issued for services                               --             --              --          60,487

Net loss                                                       --             --        (795,198)       (795,198)
                                                     -------------  -------------   -------------   -------------
Balance, June 30, 2003                               $    122,750   $      7,750    $(25,985,335)   $  3,929,624
                                                     =============  =============   =============   =============

See notes to consolidated financial statements.

                                                                F-3



                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                     2003              2002
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                           $  (795,198)       $  302,830
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Stock paid for services and interest                                       60,487           123,062
           Minority interest                                                         (17,744)            7,259
           Depreciation and amortization                                           1,025,082           636,325
           Negative amortization of notes payable                                    103,783                --
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (644,730)         (329,690)
              Other assets                                                          (139,911)          (37,887)
              Accounts payable and accrued expenses                                  517,216           155,768
                                                                                 ------------      ------------
                     Net cash provided by operating activities                       108,985           857,667
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (156,310)           (3,734)
                                                                                 ------------      ------------

                     Net cash used in investing activities                          (156,310)           (3,734)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                      530,131            87,690
     Proceeds from convertible note payable                                        1,250,000                --
     Principal payments on notes payable, related parties                            (81,250)          (12,500)
     Principal payments on notes payable                                            (186,473)         (332,482)
     Principal payments on capital lease obligations                                (871,866)         (680,082)
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                       640,542          (937,374)
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 593,217           (83,441)

Cash and cash equivalents, beginning of period                                       379,201           363,478
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $   972,418       $   280,037
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                      2003            2002
                                                                  -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payments For:
     Interest                                                     $  613,195      $  399,550
     Income taxes                                                 $    6,358      $    9,900

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Stock Issued For:
     Compensation and Services:
     Legal, professional and employee services                    $   30,590      $  103,562
     Directors' fees                                                  29,897          19,500
                                                                  -----------     -----------
                                                                      60,487         123,062
                                                                  -----------     -----------
     Other:
     Principal payments on notes payable                                  --          24,500
                                                                  -----------     -----------
                                                                  $   60,487      $  147,562
                                                                  ===========     ===========

Equipment Financed Using Notes Payable                            $1,218,410              --
                                                                  ===========     ===========

Equipment Financed Using Capital Leases                           $1,625,690      $1,066,000
                                                                  ===========     ===========

During the first six months of 2003 and 2002, deferred compensation expense of $0 and $10,430, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the six month period ended June 30, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during the same period.

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2003 and 2002

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2003, and the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

(2) REVENUE RECOGNITION
    -------------------

The principal source of revenue is from diagnostic imaging, which is recognized as performed net of contractual adjustments and allowances. As of June 30, 2003 and December 31, 2002, the Company had reserves against its accounts receivable of $7,002,274 and $6,411,520, respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2003 and 2002

(3) EARNINGS/(LOSS) PER COMMON SHARE
    --------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings/(loss) per share for the three and six month periods ended June 30, 2003 and 2002:

                                                     Three months ended June 30,      Six months ended June 30,
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
Basic earnings/(loss) per share:
Net income (loss) available to common shareholders  $  (323,416)    $   174,590     $  (795,198)    $   302,830
                                                    ------------    ------------    ------------    ------------
Weighted average shares outstanding                  15,352,157      14,310,520      15,255,736      14,124,206

Basic earnings/(loss) per share                     $     (0.02)    $      0.01     $     (0.05)    $      0.02
                                                    ============    ============    ============    ============

Diluted earnings/(loss) per share:
Net income (loss) available to common shareholders  $  (323,416)    $   174,590      $ (795,198)    $   302,830
                                                    ------------    ------------    ------------    ------------
Adjusted net income (loss) available to common
   shareholders assuming conversion                    (323,416)        174,590        (795,198)        302,830
                                                    ------------    ------------    ------------    ------------

Weighted average shares outstanding                  15,352,157      14,310,520      15,255,736      14,124,206

Effect of dilutive securities:
    Warrants                                                  -         585,421               -         557,825
    Employee stock options                                    -          14,863               -           2,349
    Employee stock-based compensation awards                  -          50,000               -          50,000
                                                    ------------    ------------    ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                          15,352,157      14,960,804      15,255,736      14,734,380
                                                    ============    ============    ============    ============

Diluted earnings/(loss) per share                   $     (0.02)    $      0.01     $     (0.05)    $      0.02
                                                    ============    ============    ============    ============

Options and warrants to purchase 4,241,168 shares of common stock, at prices ranging from $28.00 to $0.01 per share, were outstanding during the three month and the six month periods but not included in the June 30, 2003 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from August 1, 2003 to March 17, 2013, were still outstanding at June 30, 2003.

Options and warrants to purchase 688,894 shares of common stock, at prices ranging from $28.00 to $0.69 per share, were outstanding during the three month period but not included in the June 30, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 1,388,894 shares of common stock, at prices ranging from $28.00 to $0.27 per share, were outstanding during the six month period but not included in the June 30, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from August 31, 2002 to August 30, 2010, were still outstanding at June 30, 2002.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2003 and 2002

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

In June 2001, the Company acquired Laguna Niguel MRI, Inc., a diagnostic imaging center located in Laguna Niguel, California. The acquisition was funded via third party financing. The purchase price was $1,250,000 and goodwill associated with the transaction was recorded at $906,793 which included direct costs associated with the purchase. Total assets were approximately $575,000 and total liabilities were approximately $177,000. The note payable to the third party, along with accrued interest is payable over 5 years. In September 2002, this note was refinanced into a new note payable which also included the purchase price of MRI equipment (see note 7).

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

In June 2001, the Company acquired 51% of Envision Open MRI, LLC, a diagnostic imaging center located in Newport Beach, California. The center was acquired from a director/officer of the Company. The acquisition was funded via seller's financing. The purchase price was $75,000 and goodwill associated with the transaction was recorded at $7,000. Total assets were approximately $558,000 and total liabilities were approximately $426,000. The note payable to the seller, along with accrued interest was payable over 3 years (see note 8). In June 2002, the note was extended six months. The remaining minority principal's share of the shareholders' capital had been reflected as a minority interest on the accompanying consolidated balance sheet at June 30, 2002 and December 31, 2002. This principal's share of the center's net income (loss) has been presented as minority interest share of income in the accompanying consolidated statements of operations for the three month and the six month periods ended June 30, 2003 and 2002.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 2003 and 2002

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

Had the acquisitions occurred January 1, 2002, consolidated net revenue for the three month period ended June 30, 2002 would have been approximately $4.4 million, net loss would have been approximately $53,000 and net income per share would have been $0.003. Consolidated net revenue for the six month period ended June 30, 2002 would have been approximately $8.4 million, net loss would have been approximately $55,000 and net loss per share would have been $0.004. These pro forma results are unaudited.

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

In January 2003, the Company opened a start-up diagnostic imaging center located in Jacksonville, Florida. The Company financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. The Company also financed other medical equipment of approximately $451,000 with various finance companies.

In June 2003, the Company opened a start-up diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,197,000 with a monthly installment payment of $25,537 over 66 months with an interest rate of 9.91%.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Six Months Ended June 30, 2003 and 2002

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

In connection with the 2002 acquisitions in Woodridge and Carol Stream, Illinois; Long Beach, California and Coos Bay, Oregon consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by 3,677,765. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill which has never been amortized.

At June 30, 2003, the Company has net goodwill in the amount of $8,959,513, which is subject to the provisions of Statement 142. At December 31, 2002, the Company performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2002. Amortization expense related to goodwill was $0 for the three and six month periods ended June 30, 2003 and 2002.

(6) LINE OF CREDIT
    --------------

The Company has a line of credit with a finance company at prime plus 3% under which the Company may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. The borrowing base at June 30, 2003 was $2,734,638. At June 30, 2003 and December 31, 2002, the outstanding balance was $2,000,434 and $1,470,303, respectively. On August 13, 2003 the finance company disclosed that it plans to file for bankruptcy protection. The impact of such a filing on the operations of the Company is not known at this time.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2003 and 2002

(7) NOTES PAYABLE
    -------------
Notes payable consisted of the following:

                                                                                      June 30,    December 31,
                                                                                       2003           2002
                                                                                   ------------   ------------
   Note payable to a finance company, interest at 9.85%, monthly payments of
   $50,680, due April 2009 (see A below)                                           $ 2,690,355    $ 2,829,885

   Note payable to a finance company, interest at 8.54%, monthly payments of
   $36,215, due January 2010 (see B below)                                           2,162,519      2,117,567

   Note payable to a finance company, interest at 8.54%, monthly payments of
   $32,194, due January 2010 (see C below)                                           1,922,394      1,882,433

   Note payable to a finance company, interest at 10.84%, monthly payments of
   $35,596, due December 2008 (see D below)                                          1,763,744      1,757,906

   Convertible note payable to an investment company, interest at 12%, balance
   due June 2007 (see E below)                                                       1,250,000             --

   Note payable to a finance company, interest at 9.91%, monthly payments of
   $25,537, due December 2008 (see F below)                                          1,196,688             --

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,975, due August 2004                                                              38,504         53,859

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $1,434, due December 2005                                                            37,689         44,117

   Note payable to a finance company, interest at 10.2%, monthly payments of
   $464, due March 2008                                                                 21,161             --

   Note payable to a finance company, interest at 10.5%, monthly payments of
   $2,150, due March 2004                                                               18,523         30,092
                                                                                   ------------   ------------
                                                                                   $11,101,577    $ 8,715,859

   Less current portion                                                             (1,213,295)      (653,964)
                                                                                   ------------   ------------
   Long term portion                                                               $ 9,888,282    $ 8,061,895
                                                                                   ============   ============

A) In September 2002, the Company purchased MRI equipment for its Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the equipment. The total note payable was $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000, a refinanced note payable of approximately $1,074,000, and loan fees and interest of $143,000. The equipment is pledged as collateral for the note payable.

B) In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The center's medical equipment is pledged as collateral for the note payable.

C) In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The center's medical equipment is pledged as collateral for the note payable.

D) In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The center's medical equipment is pledged as collateral for the note payable.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2003 and 2002

(7) CONTINUED
    ---------

E) In June 2003, we secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. Lender and finder fees to execute the convertible note totaled $146,250.

F) In June 2003, we opened a start-up diagnostic imaging center located in Santa Barbara, California. We financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment is pledged as collateral for the note payable.

(8) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the nine month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of the Company's common stock. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $0.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments through July 2003. The balance of these notes was $6,250 and $18,750 at June 30, 2003 and December 31, 2002, respectively. In July 2003 this note was paid in full.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. At June 30, 2003 and December 31, 2002 the balance of these notes was $206,250 and $275,000, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Six Months Ended June 30, 2003 and 2002

(9) STOCKHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of June 30, 2003 and December 31, 2002, respectively.

COMMON STOCK

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the nine month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $0.30 per share) of Restricted Rule 144 common stock. The remaining note was paid in full in July 2003.

On May 16, 2002, the Company's board of directors approved the registration of 950,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of June 30, 2003, 180,738 shares remain available under this registration which may be awarded until May 16, 2007. During the six months ended June 30, 2003 and 2002, 240,975 and 399,500 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who founded the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Lender and finder fees to execute the convertible note totaled $146,250.

During the six months ended June 30, 2003 and 2002, 0 and 279,735 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the six months ended June 30, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital the six months ended June 30, 2002. During the six month period ended June 30, 2003, no shares of accrued employee common stock grants were issued.

During the first six months of 2003 and 2002, deferred compensation expense of $0 and $10,430, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2003 and 2002

(10) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants to purchase 4,241,168 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at June 30, 2003. Options and warrants to purchase 2,982,918 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at June 30, 2002.

Compensation expense was not recorded for any issuance of options and warrants to officers or employees during the six month periods ended June 30, 2003 and 2002 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share for the three month and six month periods ended June 30, 2003 and 2002 would have been the pro forma amounts presented below:

                                                      Three months ended June 30,      Six months ended June 30,
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Net income (loss)
     As reported                                       $ (323,416)     $ 174,590      $  (795,198)     $   302,830
     Pro forma                                           (482,315)       174,388       (1,093,419)         219,445

Net income (loss) attributable to common stockholders
     As reported                                         (323,416)       174,590         (795,198)         302,830
     Pro forma                                           (482,315)       174,388       (1,093,419)         219,445

Basic and diluted earnings/(loss)per share
     As reported                                       $    (0.02)     $    0.01      $     (0.05)     $      0.02
     Pro forma                                         $    (0.03)     $    0.01      $     (0.07)     $      0.02

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the six month periods ended June 30, 2003 and 2002: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from of 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2003 and 2002 approximated $0.25 and $0.27 per option and warrant, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2003 and 2002

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