Form 10QSB
period 2003-09-30
MIRACOR DIAGNOSTICS INC
filed 2003-11-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the Quarterly period ended September 30, 2003.

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of October 31, 2003, registrant had outstanding 15,612,007 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on October 31,
2003) was approximately $4,846,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2003 and
         December 31, 2002................................................. F-1

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2003 and 2002..................... F-2

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 2003.............................. F-3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2003 and 2002................................. F-4

         Notes to Consolidated Financial Statements........................ F-6

Item 2.  Management's Discussion and Analysis and Plan of Operation........   3

Item 3.  Controls and Procedures...........................................   9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  10

Item 2.  Changes in Securities.............................................  10

Item 3.  Defaults Upon Senior Securities...................................  10

Item 4.  Submission of Matters to a Vote of Security Holders...............  10

Item 5.  Other Information.................................................  10

Item 6.  Exhibits and Reports on Form 8-K..................................  10

         Signatures........................................................  11

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended September 30, 2003.

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

Overview and History
---------------------

         Miracor Diagnostics, Inc. was incorporated on February 6, 1980, under the laws of the state of Utah. Since January 1994, we have been a medical based company.

         Between 1994 and 1998, we engaged in the development of the Fluid Alarm System, which monitored the integrity of infection control barriers worn during medical procedures, and the Cell Recovery System, which was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes. We have the patent licensing rights through the life of the patents which expire from 2008 to 2010. In 1998, we wrote off our investments in each of these licenses.
However, we may elect to reintroduce or sell either product at a later date, although we have no plans to do so at this time.

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

         In seeking business opportunities, we will base our decision upon the objective of seeking long-term appreciation in market value of our common stock. We will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data.

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

Results of Operations
---------------------

         The three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Net Revenue
------------

         Net patient service revenue for the quarter ended September 30, 2003 was $5,155,007 compared to $2,998,829 for the quarter ended September 30, 2002. The increase of 71.9% is primarily attributed to:

         - the start-up diagnostic imaging center located in Santa Barbara, California in June 2003,
         - the new locations started up or acquired in late 2002 and early 2003
         - specifically sites located in Jacksonville and Kissimmee, Florida; Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois.

         This increase was partly offset by a decrease in scan volume at certain of our other locations. Revenue from our diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended September 30, 2003 and 2002.

Operating Expenses
------------------

         Costs of services were $2,926,900 for the three month period ended September 30, 2003 as compared to $1,348,901 for the same period ended September 30, 2002, representing an increase of 117.0%. Selling, general and administrative costs were $2,136,482 for the third quarter of 2003 as compared to $1,316,552 for the same period in 2002, representing an increase of 62.3%. These increases were primarily attributed to additional costs related to the 71.9% increase in revenue described above.

Net Income/Loss
----------------

         Net loss for the three month period ended September 30, 2003 was $343,136 as compared to net income of $129,917 for the three month period ended September 30, 2002. The net loss was primarily attributable to a decrease in scan volume at certain locations and to increased operating costs associated with the 2002 acquisitions as well as expenses associated with the 2002 and 2003 start-up diagnostic imaging centers located in Santa Barbara and Long Beach, California; Kissimmee and Jacksonville, Florida; Carol Stream, Illinois and Coos Bay, Oregon. Start-up centers have certain fixed expenses such as facility and equipment leases, payroll and operating supplies regardless of the level of revenue. We anticipate the revenues for the start-up diagnostic imaging centers to increase as the centers' operations become established.

         Basic and diluted loss per common share were $0.02 for the quarter ended September 30, 2003 compared to the basic and diluted earnings per common share of $0.01 for the quarter ended September 30, 2002.

         The nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Net Revenue
------------

         Net patient service revenue for the nine months ended September 30, 2003 was $14,356,796 compared to $8,662,865 for the nine months ended September 30, 2002. The increase of 65.7% is primarily attributed to:

         - the start-up diagnostic imaging center located in Santa Barbara, California in June 2003,
         - the new locations started up or acquired in late 2002 and early 2003
         - specifically sites located in Jacksonville and Kissimmee, Florida; Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois.

         This increase was partly offset by a decrease in scan volume at certain of our other locations. Revenue from our diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the nine months ended September 30, 2003 and 2002.

Operating Expenses
------------------

         Costs of services were $8,024,821 for the nine month period ended September 30, 2003 as compared to $3,749,967 for the same period ended September 30, 2002, representing an increase of 114.0%. Selling, general and administrative costs were $6,318,398 for the first nine months of 2003 as compared to $3,848,947 for the same period in 2002, representing an increase of 64.2%. These increases were primarily attributed to additional costs related to the 65.7% increase in scan volume described above.

Net Income/Loss
----------------

         Net loss for the nine month period ended September 30, 2003 was $1,138,334 as compared to net income of $432,751 for the nine month period ended September 30, 2002. The net loss was primarily attributable to a decrease in scan volume at certain locations and to increased operating costs associated with the 2002 acquisitions as well as expenses associated with the 2002 and 2003 start-up diagnostic imaging centers located in Santa Barbara and Long Beach, California; Kissimmee and Jacksonville, Florida; Carol Stream, Illinois and Coos Bay, Oregon. Start-up centers have certain fixed expenses such as facility and equipment leases, payroll and operating supplies regardless of the level of revenue; however, we expect the revenues for the start-up diagnostic imaging centers to increase as the centers' operations become established.

         Basic and diluted loss per common share were $0.07 for the nine months ended September 30, 2003 compared to the basic and diluted earnings per common share of $0.03 for the nine months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations, debt borrowings, the public and private sale of equity securities as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2003 was $497,167 as compared to $379,201 at December 31, 2002. Our cash position is generally higher at the end of the month than at other times due to our requirements and obligations to cover payments for facilities and equipment leases which are due at the beginning of the following month. In addition, we received a cash infusion of $1,250,000 resulting from a note payable entered into in late June 2003.

         In the nine month period ended September 30, 2003, we received $754,421 from an increase in our line of credit and $1,250,000 from issuance of a convertible note payable. During the period ended September 30, 2003, we made the following cash payments: $430,295 of principal payments on notes payable, $121,875 of principal payments on notes payable to related parties, $1,372,180 of principal payments on capital lease obligations and purchased equipment of $162,250. In addition during the period ended September 30, 2003, operating activities provided $200,145 of net cash which included the net loss of $1,138,334. Net accounts receivable decreased by $1,011,429; accounts payable and accrued expenses increased by $740,820; other assets (excluding cash) decreased by $185,626 and minority interest was ($21,859). This decrease in other assets (excluding cash) was offset by

         -        $88,462 in common stock paid for services lieu of cash,
         -        $1,614,444 in depreciation and amortization and
         - $113,667 in negative amortization of interest on notes payable.

         Changes in current assets and current liabilities resulted in a negative working capital position of $1,805,362 at September 30, 2003 as compared to a negative working capital of $662,937 at December 31, 2002. As our liquidity is limited, we need to become profitable and may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that such funds can be obtained.

         We have a line of credit with DVI Business Credit (DVI) at prime plus 3%, which under its terms, we may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. On September 2003, DVI filed Chapter 11 bankruptcy. Thereafter, DVI restricted the line of credit to the balance on that date, which was approximately $2,300,000. This restriction was partially lifted in November 2003 resulting in a balance of approximately $2,700,000. The borrowing base at September 30, 2003 was $2,975,825. At September 30, 2003 and December 31, 2002, the outstanding balance was $2,224,724 and $1,470,303, respectively. Having received debtor-in-possession financing, DVI continues to service the line of credit by passing through to us all of our accounts receivables collected in its lockboxes. We are actively seeking to secure financing to replace the line of credit. No assurances can be given that this facility will be continued or that financing can be maintained.

         As a result of the restricted line of credit, we have deferred payments to DVI's affiliate, DVI Financial Services, Inc. on certain notes and leases. We received notices from DVI Financial Services, Inc. stating we were in default on our obligations with respect to such notes and leases. In November 2003, we negotiated with DVI to partially lift the restriction on our line of credit and used the funds to cure the defaults.

The following describes our start-ups and acquisitions since January 2002:

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

         In June 2003, we secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who brokered the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Lender and finder fees to execute the convertible note totaled $146,250.

PLAN OF OPERATION

Capital Requirements
--------------------

         Cash requirements during the next year will be for funding growth of the operation and expansion of our existing centers, for future acquisitions of additional diagnostic imaging centers, and for repaying our current liabilities and long-term debt. During the next 12 months, we plan to finance our long-term operations and capital requirements with the cash flow generated from the revenues of our diagnostic imaging centers. We may need to seek future funding through new private financings and public offerings of debt and equity securities. No assurances can be given that we may obtain such funding.

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

Subsequent Events
-----------------
On October 2, 2003, the board of directors approved the registration of 500,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of stock. In addition on October 2, 2003, the board of directors approved the registration of an additional 1,500,000 shares of common stock to be issued pursuant to our 2000 Stock Compensation Plan II and the 1997 Stock Option Plan. Shares may be awarded under these two plans until October 2, 2008.

In October 2003, Regional MRI of Jacksonville, Inc., one of our wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one.

ITEM 3. CONTROLS AND PROCEDURES

         Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Effective on October 23, 2003, we entered into a Mutual Release and Settlement Agreement with James V. Zelch, M.D., P.C. and J Z Investment Corp. resolving two lawsuits between the Company and the Zelch entities.

         From time to time we have been named as a defendant in a lawsuit. As of September 30, 2003, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         See Part I, Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

We filed a current report on Form 8-K dated August 14, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                          DATE
      ---------                        -----                          ----

/s/ M. Lee Hulsebus        Chairman of the Board,             November 14, 2003
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                         November 14, 2003
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer            November 14, 2003
------------------------
    Ross S. Seibert


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                       2003               2002
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    497,167       $    379,201
     Accounts receivable (net of contractual adjustments and
       allowances of $7,902,011 and $6,411,520)                      6,195,842          5,184,413
     Prepaid expenses and other assets                                 114,080            119,767
                                                                  -------------      -------------
               Total current assets                                  6,807,089          5,683,381
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  9,164,048          7,593,670
     Machinery and equipment                                         4,457,474          3,389,028
     Leasehold improvements                                          1,430,727          1,096,671
     Furniture and fixtures                                            126,275             92,767
                                                                  -------------      -------------
                                                                    15,178,524         12,172,136

          Less accumulated depreciation                             (6,600,742)        (4,988,554)
                                                                  -------------      -------------
Net property and equipment                                           8,577,782          7,183,582

Goodwill                                                             8,959,513          8,959,513

Other assets                                                           483,496            294,481
                                                                  -------------      -------------
               Total assets                                       $ 24,827,880       $ 22,120,957
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $  1,442,528       $  1,130,135
     Accrued expenses                                                1,677,717          1,249,290
     Line of credit                                                  2,224,724          1,470,303
     Notes payable, related parties - current portion                  137,500            156,250
     Notes payable - current portion                                 1,312,442            653,964
     Capital lease obligations - current portion                     1,817,540          1,686,376
                                                                  -------------      -------------
               Total current liabilities                             8,612,451          6,346,318

Other liabilities:
     Notes payable, related parties - long term                         34,375            137,500
     Notes payable - long term                                       9,555,198          8,061,895
     Capital lease obligations - long term                           3,011,395          2,889,051
                                                                  -------------      -------------
               Total liabilities                                    21,213,419         17,434,764
                                                                  -------------      -------------

Minority interest                                                           --             21,858
                                                                  -------------      -------------
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                       --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 15,473,257 and 15,111,182 outstanding)          2,320,989          2,266,677
     Warrants                                                          122,750            122,750
     Additional paid-in capital                                     27,491,445         27,457,295
     Deferred stock compensation                                         7,750              7,750
     Accumulated deficit                                           (26,328,473)       (25,190,137)
                                                                  -------------      -------------
               Total stockholders' equity                            3,614,461          4,664,335
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 24,827,880       $ 22,120,957
                                                                  =============      =============


See notes to consolidated financial statements.


                                       MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                 ------------------------------    ------------------------------

                                                      2003              2002           2003             2002
                                                 -------------    -------------    -------------    -------------
Net patient service revenue                      $  5,155,007     $  2,998,829     $ 14,356,796     $  8,662,865

Operating expenses:
  Costs of services                                 2,926,900        1,348,901        8,024,821        3,749,967
  Selling, general and administrative expenses      2,136,482        1,316,552        6,318,398        3,848,947
                                                 -------------     ------------    -------------    -------------
Total operating expenses                            5,063,382        2,665,453       14,343,219        7,598,914
                                                 -------------     ------------    -------------    -------------

 Income (loss) from operations                         91,625          333,376           13,577        1,063,951

 Interest expense                                    (438,875)        (201,730)      (1,173,769)        (622,212)
                                                 -------------    -------------    -------------    -------------
Income (loss) before minority interest               (347,250)         131,646       (1,160,192)         441,739

Minority interest                                       4,114           (1,729)          21,858           (8,988)
                                                 -------------    -------------    -------------    -------------
Net income (loss)                                $   (343,136)    $    129,917     $ (1,138,334)    $    432,751
                                                 =============    =============    =============    =============

Earnings/(Loss) per share:

Earnings/(Loss) per share-basic                  $      (0.02)    $       0.01     $      (0.07)     $      0.03
Earnings/(Loss) per share-diluted                $      (0.02)    $       0.01     $      (0.07)     $      0.03
Weighted average shares outstanding-basic          15,439,064       14,609,372       15,317,517       14,287,705
Weighted average shares outstanding-diluted        15,439,064       15,150,584       15,317,517       15,208,996


See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           For the Nine Months Ended September 30, 2003

                                             (Unaudited)

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN
                                                        SHARES        AMOUNT       CAPITAL
                                                     ------------  ------------  ------------
Balance, January 1, 2003                              15,111,182   $ 2,266,677   $27,457,295

Common stock issued for services                         362,075        54,312        34,150

Net loss                                                      --            --            --
                                                     ------------  ------------  ------------
Balance, September 30, 2003                           15,473,257   $ 2,320,989   $27,491,445
                                                     ============  ============  ============

(continued below)

                                                                      DEFERRED      ACCUMULATED
                                                       WARRANTS     COMPENSATION       DEFICIT         TOTAL
                                                     -------------  -------------   -------------   -------------
Balance, January 1, 2003                             $    122,750   $      7,750    $(25,190,137)   $  4,664,335

Common stock issued for services                               --             --              --          88,462

Net loss                                                       --             --      (1,138,334)     (1,138,334)
                                                     -------------  -------------   -------------   -------------
Balance, September 30, 2003                          $    122,750   $      7,750    $(26,328,471)   $  3,614,463
                                                     =============  =============   =============   =============

See notes to consolidated financial statements.

                                                                             F-3



                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                     2003              2002
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                           $(1,138,334)       $  432,751
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Stock paid for services and interest                                       88,462           158,610
           Minority interest                                                         (21,859)            8,988
           Depreciation and amortization                                           1,614,444           963,166
           Negative amortization of notes payable                                    113,667                --
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                 (1,011,429)         (324,041)
              Other assets                                                          (185,626)          (65,513)
              Accounts payable and accrued expenses                                  740,820            45,830
                                                                                 ------------      ------------
                     Net cash provided by operating activities                       200,145         1,219,791
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (162,250)           (5,792)
                                                                                 ------------      ------------

                     Net cash used in investing activities                          (162,250)           (5,792)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                      754,421           294,813
     Proceeds from convertible note payable                                        1,250,000                --
     Principal payments on notes payable, related parties                           (121,875)          (18,750)
     Principal payments on notes payable                                            (430,295)         (463,843)
     Principal payments on capital lease obligations                              (1,372,180)       (1,051,563)
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                        80,071        (1,239,343)
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 117,966           (25,344)

Cash and cash equivalents, beginning of period                                       379,201           363,478
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $   497,167       $   338,134
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                      2003            2002
                                                                  -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payments For:
     Interest                                                     $1,042,186      $  602,236
     Income taxes                                                 $    6,358      $   10,050

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Stock Issued For:
     Compensation and Services:
     Legal, professional and employee services                    $   46,490      $  123,562
     Directors' fees                                                  41,972          35,048
                                                                  -----------     -----------
                                                                      88,462         158,610
                                                                  -----------     -----------
     Other:
     Principal payments on notes payable                                  --          24,500
                                                                  -----------     -----------
                                                                  $   88,462      $  183,110
                                                                  ===========     ===========

Equipment Financed Using Notes Payable                            $1,218,410      $1,590,000
                                                                  ===========     ===========

Equipment Financed Using Capital Leases                           $1,625,690      $1,066,000
                                                                  ===========     ===========

During the first nine months of 2003 and 2002, deferred compensation expense of $0 and $13,752, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

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

               For the Nine Months Ended September 30, 2003 and 2002

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2003, and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

The consolidated statements of operations do not include a provision for income taxes. The Company has not recognized its net operating loss carryforwards ("NOL") as a deferred tax asset as it has not determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize all of the Company's NOL before 2019, the year after which all current available NOLs expire.

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

(2) REVENUE RECOGNITION
    -------------------

The principal source of revenue is from diagnostic imaging, which is recognized as performed net of contractual adjustments and allowances. As of September 30, 2003 and December 31, 2002, the Company had reserves against its accounts receivable of $7,902,011 and $6,411,520, respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2003 and 2002

(3) EARNINGS/(LOSS) PER COMMON SHARE
    --------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings/(loss) per share for the three and nine month periods ended September 30, 2003 and 2002:

                                                  Three months ended September 30,  Nine months ended September 30,
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
Basic earnings/(loss) per share:
Net income (loss) available to common shareholders  $  (343,136)    $   129,917     $(1,138,334)    $   432,751
                                                    ------------    ------------    ------------    ------------
Weighted average shares outstanding                  15,439,064      14,609,372      15,317,517      14,287,705

Basic earnings/(loss) per share                     $     (0.02)    $      0.01     $     (0.07)    $      0.03
                                                    ============    ============    ============    ============

Diluted earnings/(loss) per share:
Net income (loss) available to common shareholders  $  (343,136)    $   129,917     $(1,138,334)    $   432,751
                                                    ------------    ------------    ------------    ------------
Adjusted net income (loss) available to common
   shareholders assuming conversion                    (343,136)        129,917      (1,138,334)        441,751
                                                    ------------    ------------    ------------    ------------

Weighted average shares outstanding                  15,439,064      14,609,372      15,317,517      14,287,705

Effect of dilutive securities:
    Warrants                                                  -         491,212               -         536,956
    Employee stock options                                    -               -               -           1,003
    Employee stock-based compensation awards                  -          50,000               -          50,000
    Convertible securities assuming conversion                -               -               -         333,332
                                                    ------------    ------------    ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                          15,439,064      15,150,584      15,317,517      15,208,996
                                                    ============    ============    ============    ============

Diluted earnings/(loss) per share                   $     (0.02)    $      0.01     $     (0.07)    $      0.03
                                                    ============    ============    ============    ============

Options and warrants to purchase 4,206,024 shares of common stock, at prices ranging from $1.00 to $0.01 per share, were outstanding during the three month and the nine month periods but not included in the September 30, 2003 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from March 31, 2004 to March 17, 2013, were still outstanding at September 30, 2003.

Options and warrants to purchase 1,402,644 shares of common stock, at prices ranging from $28.00 to $0.26 per share, were outstanding during the three month period but not included in the September 30, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 1,337,644 shares of common stock, at prices ranging from $28.00 to $0.27 per share, were outstanding during the nine month period but not included in the September 30, 2002 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2003 and 2002

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

The minority principal's share of Envision Open MRI, LLC's shareholders' capital has been reflected as minority interest on the accompanying consolidated balance sheets. During the nine period ended September 30, 2003, losses applicable to the minority interest in the center exceeded the minority interest in the equity capital of the center by $9,912. This excess and any further losses applicable to the minority interest was and will be charged against the majority interest as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed. Thus, the balance of minority interest was $0 and $21,858 at September 30, 2003 and December 31, 2002, respectively. The minority principal's share of the center's net income (loss) has been presented as minority interest share of income (loss) in the accompanying consolidated statements of operations for the three month and the nine month periods ended September 30, 2003 and 2002. As noted above, the minority principal's share of the net loss for the three month and the nine month periods ended September 30, 2003 was limited to the extent of its interest in the equity capital of the center.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 2003 and 2002

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

Had the acquisitions occurred January 1, 2002, consolidated net revenue for the three month period ended September 30, 2002 would have been approximately $4.5 million, net income would have been approximately $44,000 and earnings per share would have been $0.003. Consolidated net revenue for the nine month period ended September 30, 2002 would have been approximately $12.9 million, net loss would have been approximately $10,000 and net loss per share would have been $0.001. These pro forma results are unaudited.

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

              For the Nine Months Ended September 30, 2003 and 2002

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

At September 30, 2003, the Company has net goodwill in the amount of $8,959,513, which is subject to the provisions of Statement 142. At December 31, 2002, the Company performed its annual assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2002. Amortization expense related to goodwill was $0 for the three and nine month periods ended September 30, 2003 and 2002.

(6) LINE OF CREDIT
    --------------

The Company has a line of credit with DVI Business Credit (DVI) at prime plus 3%, which under its terms, the Company may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. On September 2003, DVI filed Chapter 11 bankruptcy. Thereafter, DVI restricted the line of credit to the balance on that date, which was approximately $2,300,000. This restriction was partially lifted in November 2003 resulting in a balance of approximately $2,700,000. The borrowing base at September 30, 2003 was $2,975,825. At September 30, 2003 and December 31, 2002, the outstanding balance was $2,224,724 and $1,470,303, respectively. Having received debtor-in-possession financing, DVI continues to service the line of credit by passing through to the Company all of its accounts receivables collected in DVI lockboxes. The Company is actively seeking to secure financing to replace the line of credit. No assurances can be given that this facility will be continued or that financing can be maintained.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2003 and 2002

(7) NOTES PAYABLE
    -------------

Notes payable consisted of the following:


                         Interest      Monthly                         Foot-     September 30,  December 31,
   Type of Lender          Rate        Payment       Due Date          note          2003           2002
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Finance Company          9.85%       $50,680      April 2009           A      $ 2,603,859    $ 2,829,885
   Finance Company          8.54%        36,215      January 2010         B        2,120,419      2,117,567
   Finance Company          8.54%        32,194      January 2010         C        1,884,969      1,882,433
   Finance Company         10.84%        35,596      December 2008        D        1,704,232      1,757,906
   Investment Company      12.00%            --      June 2007            E        1,250,000             --
   Finance Company          9.91%        25,537      January 2009         F        1,206,482             --
   Finance Company         10.50%         1,434      December 2005        -           34,347         44,117
   Finance Company         10.50%         2,975      August 2004          -           30,520         53,859
   Finance Company         10.20%           464      April 2008           -           20,302             --
   Finance Company         10.50%         2,150      March 2004           -           12,510         30,092
                                                                                 ------------   ------------
                                                                                 $10,867,640    $ 8,715,859

   Less current portion                                                           (1,312,442)      (653,964)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,555,198    $ 8,061,895
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

E) In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. Lender and finder fees to execute the convertible note totaled $146,250.

F) In June 2003, the Company opened a start-up diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment is pledged as collateral for the note payable.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2003 and 2002

(8) NOTES PAYABLE TO RELATED PARTIES
    --------------------------------

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the nine month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of the Company's common stock. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $0.30 per share) of Restricted Rule 144 common stock. The balance of these notes was $18,750 at December 31, 2002. In July 2003 these notes were paid in full.

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. At September 30, 2003 and December 31, 2002 the balance of these notes was $171,875 and $275,000, respectively.

(9) CAPITAL LEASE OBLIGATIONS
    -------------------------
Capital Lease obligations consisted of the following:

                         Interest      Monthly                             September 30,  December 31,
   Type of Lender          Rate        Payment       Due Date                   2003           2002
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company         11.54%       $23,615      April 2007            $   880,392    $ 1,010,387
   Finance Company          2.33%        15,675      May 2008                  830,858             --
   Finance Company         12.18%        30,050      September 2005            637,228        839,087
   Finance Company          8.48%        16,469      February 2006             405,150        514,970
   Finance Company          9.56%         5,728      November 2007             243,079        272,349
   Finance Company          6.10%         7,175      February 2006             192,991        247,338
   Finance Company          9.78%         4,203      May 2008                  188,372             --
   Finance Company          5.97%        15,852      October 2004              184,330        305,152
   Finance Company          4.33%        11,879      January 2005              171,498        263,714
   Finance Company          8.71%         3,582      June 2008                 166,716             --
   Finance Company          4.20%        17,752      July 2004                 164,288        307,314
   Finance Company         12.92%        27,892      March 2004                156,756        373,796
   Finance Company          3.67%         1,369      June 2008                  71,492             --
   Finance Company          6.25%         1,260      June 2008                  61,998             --
   Finance Company         11.54%         1,654      March 2007                 61,294         70,433
   Finance Company         11.55%         1,622      February 2007              57,729         66,883
   Finance Company          5.75%         3,529      February 2005              56,942         84,875
   Finance Company          4.76%         1,142      April 2008                 56,358             --
   Finance Company          7.03%           886      September 2008             46,107         51,952
   Finance Company         12.50%        11,303      January 2004               44,060        136,765
   Finance Company         10.99%           807      April 2008                 34,738             --
   Finance Company         10.43%           568      July 2008                  25,795             --
   Finance Company          9.45%         1,053      December 2005              25,521             --
   Finance Company          5.81%           785      July 2006                  24,559         30,413
   Finance Company          8.79%           508      June 2008                  23,107             --
   Finance Company          9.64%           421      December 2007              17,577             --
                                                                           ------------   ------------
                                                                           $ 4,828,935    $ 4,575,427

   Less current portion                                                     (1,817,540)    (1,686,376)
                                                                           ------------   ------------
   Long term portion                                                       $ 3,011,395    $ 2,889,051
                                                                           ============   ============

Capital leases are collateralized by various medical equipment including MRI, CT, X-ray, Mammography, Ultrasound, Bone Densitometry and Laser Imager equipment and by tenant improvements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Nine Months Ended September 30, 2003 and 2002

(10) STOCKHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of September 30, 2003 and December 31, 2002, respectively.

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

On May 16, 2002, the Company's board of directors approved the registration of 950,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of September 30, 2003, 59,638 shares remain available under this registration which may be awarded until May 16, 2007. During the nine months ended September 30, 2003 and 2002, 362,075 and 542,250 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who founded the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Lender and finder fees to execute the convertible note totaled $146,250.

During the nine months ended September 30, 2003 and 2002, 0 and 279,735 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the nine months ended September 30, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital the nine months ended September 30, 2002. During the nine month period ended September 30, 2003, no shares of accrued employee common stock grants were issued.

During the first nine months of 2003 and 2002, deferred compensation expense of $0 and $13,752, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2003 and 2002

(11) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants to purchase 4,206,024 shares of common stock, at prices ranging from $0.01 to $1.00 per share, were outstanding at September 30, 2003. Options and warrants to purchase 2,931,688 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at September 30, 2002.

Compensation expense was not recorded for any issuance of options and warrants to officers or employees during the nine month periods ended September 30, 2003 and 2002 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share for the three month and nine month periods ended September 30, 2003 and 2002 would have been the pro forma amounts presented below:

                                                   Three months ended September 30,   Nine months ended September 30,
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Net income (loss)
     As reported                                       $ (343,136)     $ 129,917      $(1,138,334)     $   432,751
     Pro forma                                           (328,934)       144,673       (1,422,353)         364,121

Net income (loss) attributable to common stockholders
     As reported                                         (343,136)       129,917       (1,138,334)         432,751
     Pro forma                                           (328,934)       144,673       (1,422,353)         364,121

Basic and diluted earnings/(loss)per share
     As reported                                       $    (0.02)     $    0.01      $     (0.07)     $      0.03
     Pro forma                                         $    (0.02)     $    0.01      $     (0.09)     $      0.02

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the nine month periods ended September 30, 2003 and 2002: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from of 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2003 and 2002 approximated $0.25 and $0.27 per option and warrant, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2003 and 2002

(12) Recent Accounting Pronouncements
     --------------------------------

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

(13) Subsequent Events
     -----------------
On October 2, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of stock of the Company. In addition on October 2, 2003, the Company's board of directors approved the registration of an additional 1,500,000 shares of common stock to be issued pursuant to the Company's 2000 Stock Compensation Plan II and the 1997 Stock Option Plan. Shares may be awarded under these two plans until October 2, 2008.

In October 2003, Regional MRI of Jacksonville, Inc., a wholly-owned subsidiary of the Company, consolidated its operations from two medical diagnostic centers to one.