Form 10KSB
period 2003-12-31
MIRACOR DIAGNOSTICS INC
filed 2004-03-30
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB
     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2003.

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $19,199,560.

As of March 15, 2004, Registrant had outstanding 16,050,004 shares of the Registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on March 15, 2004) was approximately $6,885,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 13, 2004, are incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of the Business........................................1

Item 2.   Description of Property............................................7

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

Item 8a.  Controls and Procedures...........................................14

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act.................15

Item 10.  Executive Compensation............................................16

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................16

Item 12.  Certain Relationships and Related Transactions....................17

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K..................................18

Item 14.  Principal Accountant Fees and Services............................19

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

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging. We currently own fifteen diagnostic centers in five states as follows:

           Date Acquired/Opened             Diagnostic Center Location
           --------------------             ---------------------------
           July 1998                        Orlando, Florida
                                            Oak Brook, Illinois
                                            Sylvania, Ohio
           June 2001                        Laguna Niguel, California
                                            Long Beach, California
                                            Newport Beach, California (51%)
           October 2001                     Perrysburg, Ohio
           February 2002                    Woodridge, Illinois
           December 2002                    Coos Bay, Oregon
                                            Kissimmee, Florida
                                            Long Beach, California
                                            Carol Stream, Illinois
           January 2003                     Jacksonville, Florida
           June 2003                        Santa Barbara, California
           January 2004                     Orange Park, Florida

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

         While we are focused on becoming profitable on our current operations, we plan to seek, evaluate and, if such evaluation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

         In seeking business opportunities, we will base our decision upon the objective of seeking long-term appreciation in market value of our common stock. We will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data.

         In the immediate future, to fund expansion of our existing operations and acquire additional diagnostic imaging centers, we intend to obtain additional debt or equity financing. We have signed a preliminary agreement to raise $1,000,000 in equity. In addition, we are in negotiation to raise our line of credit from $3,000,000 to $4,000,000. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent upon our ability to obtain additional funding to expand our existing operations and acquire other diagnostic centers.

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

         As of December 31, 2003, we employed five full-time and two part-time corporate employees and 102 full-time and 38 part-time employees at our fifteen diagnostic imaging centers. None of our employees are covered by collective bargaining contracts.

Risk Factors
------------

         Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Miracor.

We have an Accumulated Deficit

         At December 31, 2003, we had an accumulated deficit of approximately $26,914,000 which includes losses from our prior operations and from our first three years of operating in the medical diagnostic imaging business.

         Our ability to achieve profitability depends upon our ability to successfully market our medical diagnostic imaging business, of which there can be no assurance. There is no assurance that newly acquired sites will be profitable.

We Expect to Need Additional Capital to Expand Our Operations

         We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. Our capital sources have consisted primarily of income from operations, borrowings under our credit facility, borrowings under secured leases, and issuance of common stock. Our ability to accomplish our goals and to execute our business strategy depend on our continued ability to access capital on appropriate terms. Our growth could be limited and our existing operations impaired unless we are able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that borrowing capacity under our credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement our business strategy successfully.

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

         Whether a medical procedure is subject to reimbursement from third party payors impacts upon the likelihood that a service will be purchased. Third party payors are increasingly challenging the prices charged for medical procedures. There can be no assurance that any of our medical diagnostic imaging services will continue to be reimbursable at the current rate. To the extent any or all of our medical procedures are not reimbursable by third party payors our ability to sell our services on a competitive basis will be adversely affected, which could have a material adverse effect on us.

Various Laws Put Restrictions on the Corporate Practice of Medicine, Which May Limit Our Ability to Operate in Certain Circumstances.

         The laws of certain states in which we operate or may operate in the future prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we have structured our affiliations with physician groups so that the physicians maintain exclusive authority regarding the delivery of medical care, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business. If a corporate practice of medicine law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with the applicable physician group to bring its activities into compliance with such law. The termination of, or failure of us, to successfully restructure any such relationship could result in fines or a loss of revenue that could have a material adverse effect on our business, financial condition or operating results.

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

         We have adopted a so-called "poison pill." Specifically, the poison pill significantly increases the cost to a party of acquiring control of 15% of the outstanding voting power of the company without prior board of directors' approval.

         In addition, the board of directors may issue one or more series of preferred stock without any action on the part of our shareholders of the Company, the existence and/or terms of which may adversely affect the rights of holders of the common stock. At the present time, we are planning a private placement to issue up to $1 million of preferred stock, which will be convertible into common stock. In addition, the issuance of any such additional preferred stock may be used as an "anti-takeover" device without further action on the part of the shareholders. Issuance of preferred stock, which may be accomplished through a public offering or a private placement to parties favorable to current management, may dilute the voting power of holders of common stock and the preferred stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the shareholders' best interests. We are subject to the provisions of Sections 61-6-3 through 61-6-12 of the Utah Control Shares Acquisition Act, an anti-takeover statute. Sections 61-6-3 through 61-6-12 effectively provide that in the event a person acquires ownership or the power to effect, directly or indirectly, the exercise of 20% or more of the voting power of a Utah corporation in connection with the election of directors, then such person shall only be entitled to vote to the extent expressly agreed to by the majority of the other shareholders of the corporation. Accordingly, potential acquirers of us may be discouraged from attempting to effect acquisitions of our voting securities, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices.

We Have a Number of Restricted Shares Eligible for Future Sale

         At December 31, 2003, there were 3,875,835 shares of common stock that were issued and outstanding that are "restricted securities" as that term is defined by Rule 144 of the Securities Act, all of which are currently eligible for resale in compliance with Rule 144 of the Securities Act. Of these shares, 34% are owned by our current officers and directors.

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

          In raising new financing, we may need to issue common stock at a discount to the current market price and we may need to issue warrants to complete such a transaction

Acquisitions and Start-Ups
--------------------------

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

         In 2001, we acquired Laguna Niguel MRI, Inc., an MRI center located in Laguna Niguel, California; Envision Healthcare, LLC, an MRI center located in Long Beach, California; and 51% of Envision Open MRI, LLC, an MRI center located in Newport Beach, California. We also opened a start-up MRI center located in Perrysburg, Ohio.

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

         In December 2002, we opened a start-up diagnostic imaging center located in Kissimmee, Florida. We financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%. We also financed other medical equipment totaling $191,000 with another finance company.

         In December 2002, we assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,545,966. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%.

         In December 2002, we assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,006,765. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%.

         In December 2002, we acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at approximately $749,705. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%.

         In January 2003, we opened a start-up diagnostic imaging center located in Jacksonville, Florida. We financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. We also financed other medical equipment totaling $451,000 with various finance companies.

         In June 2003, we opened a start-up diagnostic imaging center located in Santa Barbara, California. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,197,000 with a monthly installment payment of $25,537 over 66 months with an interest rate of 9.91%.

         While we are focused on becoming profitable on our current operations, we plan to seek, investigate and, if such investigation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

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

Subsequent Events
-----------------
         In January 2004, we opened a start-up diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements pledged under a note payable with a finance company. The agreement has a carrying amount of approximately 1,125,000 with a monthly installment payment of $23,204 over 66 months.

         In March 2004, we executed a term sheet with a placement agent to market, on a "best efforts basis," a maximum of $1 million in a private placement transaction. The private placement will be marketed exclusively to accredited investors. The securities will be a class of Preferred Stock to be known as 3% Series A Preferred Stock. The 3% Series A Preferred Stock will be convertible into Common Stock at any time, subject to certain limitations and is automatically convertible into Common Stock two years from the date of the closing of the private placement. The 3% Series A Preferred Stock will have preferences in the payment of dividends and upon liquidation, as well as voting and anti-dilution rights.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and executive offices are in San Diego, CA, where we lease an office facility which expires August 31, 2005. In addition, we lease medical office facilities in five states for our fifteen diagnostic centers. Expiration dates on these medical office leases range from 2004 to 2011. We believe that our current facilities will be sufficient to meet our needs for at least the next 12 months.

         We also lease or have pledged as collateral under note payable obligations all of our MRI machines and various other medical equipment. These long-term obligations expire on dates ranging from 2004 to 2010. See Part II,
Item 7 "Notes to Consolidated Financial Statements" - Notes 5 and 7 for information regarding our obligations under facilities leases and financing activities.

ITEM 3.  LEGAL PROCEEDINGS

        Effective on October 23, 2003, we entered into a Mutual Release and Settlement Agreement with James V. Zelch, M.D., P.C. and J Z Investment Corp. resolving two lawsuits between the Company and the Zelch entities.

         Miracor was sued in the Superior Court of the State of California, Los Angeles County in a matter entitled: PETER FOLDVARY, M.D., P.C. V. MIRACOR DIAGNOSTICS, INC. In that suit the plaintiff alleged acts of 'tortious interference' by Miracor in connection with the activities of its wholly owned subsidiary Envision Healthcare, Inc. On the basis of available information counsel is of the opinion that there is no significant legal exposure to Miracor.

         From time to time we have been named as a defendant in a lawsuit. As of December 31, 2003, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded over-the-counter on the NASD Bulletin Board under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as listed on the over-the-counter NASD Bulletin Board during 2003 and 2002.

                                    Bid Price
                                                   High                 Low
                                                  ----------------------------
2002
----
         First Quarter                            $ 0.33               $ 0.19
         Second Quarter                           $ 0.33               $ 0.21
         Third Quarter                            $ 0.28               $ 0.24
         Fourth Quarter                           $ 0.31               $ 0.21
2003
----
         First Quarter                            $ 0.34              $  0.23
         Second Quarter                           $ 0.30              $  0.16
         Third Quarter                            $ 0.31              $  0.21
         Fourth Quarter                           $ 0.49              $  0.24

         On March 15, 2004, the closing bid and asked prices of our common stock, as listed on the over-the-counter NASD Bulletin Board, were $0.55 and $0.60 per share, respectively.

         On March 15, 2004, we had approximately 1,255 holders of record of common stock.

         We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. If we close our planned private placement of our proposed 3% Series A Preferred Stock, we will be required to pay dividends on this Preferred Stock at the rate of $0.002775 per share per quarter. Otherwise, earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

Overview
--------

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. As of December 31, 2003 we own 15 medical diagnostic centers in five states.

         While we are focused on becoming profitable on our current operations, we plan to seek, evaluate and, if such evaluation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

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

         In the immediate future, to fund expansion of our existing operations and acquire additional diagnostic imaging centers, we intend to obtain additional debt or equity financing. We have signed a preliminary agreement to raise $1,000,000 in equity. In addition, we are in negotiation to raise our line of credit from $3,000,000 to $4,000,000. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent upon our ability to obtain additional funding to expand our existing operations and acquire other diagnostic centers.

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

         Goodwill at December 31, 2003 was $8,813,944. Goodwill is recorded as a result of acquiring diagnostic centers. The centers are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any.

         For the years ended December 31, 2003 and 2002, we recorded no impairment of goodwill. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

         When we provide a diagnostic procedure, a receivable is recorded representing the amount we expect to receive for the performance of that procedure. The expected amount is based upon many factors including reimbursement rates of payors (insurance companies, Medicare, Medicaid, health maintenance organizations and patient co-pays, etc.) and historical collections based upon the type of procedure and payor. Several times a year, we evaluate the collectibility of accounts receivable and adjust the amount of revenue recognized to reflect increased collections and/or write-offs of uncollectible accounts based on the changes in our assumptions.

Results of Operations
---------------------

         Year ended December 31, 2003 compared to year ended December 31, 2002.

Net Revenue
------------

         Net patient service revenue for the year ended December 31, 2003 was $19,199,560 compared to $12,040,908 for the year ended December 31, 2002. The increase of 59.5% is primarily attributed to:

         - the start-up diagnostic imaging center located in Santa Barbara, California in June 2003 which contributed $345,192 of net revenue and
         - the new locations started up or acquired in late 2002 and early 2003 including sites located in Jacksonville and Kissimmee, Florida; Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois which contributed an increase in net revenue of $7,290,231.

         This increase was partly offset by a decrease in revenue of $476,772 at our existing locations. Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the years ended December 31, 2003 and 2002.

Operating Expenses
------------------

         Costs of services were $10,799,094 for the year ended December 31, 2003 as compared to $5,455,245 for the year ended December 31, 2002. The increase of 98% is attributed to:

         - the start-up diagnostic imaging center located in Santa Barbara, California in June 2003 which had $216,413 in operating costs,
         - the new locations started up or acquired in late 2002 and early 2003 including sites located in Jacksonville and Kissimmee, Florida; Coos Bay, Oregon; Long Beach, California and Carol Stream, Illinois which had an increase of $4,462,615 in operating costs and
         - the existing sites which had an increase of $664,820 in operating costs.

         Selling, general and administrative costs were $8,543,051 in 2003 as compared to $5,447,138 in 2002, representing an increase of 56.8%. These increases were primarily attributed to additional costs related to start-up centers which have certain fixed expenses such as payroll, facility and equipment leases and operating supplies regardless of scan volume and the level of revenue.

Net Income/(Loss)
-----------------

         Net loss for the year ended December 31, 2003 was $1,724,227 as compared to the net income of $278,541 for the year ended December 31, 2002. The decrease was primarily attributable to a decrease in scan volume at certain locations and to increased operating costs associated with the 2002 acquisitions as well as expenses associated with the 2002 and 2003 start-up diagnostic imaging centers located in Santa Barbara and Long Beach, California; Kissimmee and Jacksonville, Florida; Carol Stream, Illinois and Coos Bay, Oregon. As noted in Operating Expenses above, start-up centers have certain fixed expenses regardless of the level of revenue; however, we expect the revenues for the start-up diagnostic imaging centers to increase as the centers' operations mature.

         Basic and diluted loss per common share were $0.11 for the year ended December 31, 2003 compared to the basic and diluted earnings per common share of $0.02 for the year ended December 31, 2002.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2003 was $455,453 as compared to $379,201 at December 31, 2002, representing a 20.1% increase.

         For the year ended December 31, 2003, we received $1,286,580 from increases in our line of credit and $1,250,000 from issuance of a convertible note payable. During the year ended December 31, 2003, we made the following cash payments: $650,528 of principal payments on notes payable, $133,333 of principal payments on notes payable to related parties, $1,765,527 of principal payments on capital lease obligations and purchased equipment of $133,144. In addition during the year ended December 31, 2003, operating activities provided $222,204 of net cash, which included a net loss of $1,724,227. Accounts receivable increased by $849,921; accounts payable and accrued expenses increased by $620,499; other net assets (excluding cash) decreased by $235,970 and minority interest decreased by $21,858. The following items decreased net income but did not affect cash:

         -        $121,031 in common stock paid for services in lieu of cash,
         -        $2,198,982 in depreciation and amortization, and
         - $113,669 in negative amortization of interest on notes payable.

         Changes in current assets and current liabilities resulted in a negative working capital position of $2,306,606 at December 31, 2003 as compared to a negative working capital of $662,937 at December 31, 2002. As our liquidity is limited, we need to become profitable and may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that such funds can be obtained.

         We have a line of credit with DVI Business Credit (DVI) at prime plus 3%, which under its terms, we may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. On September 2003, DVI filed Chapter 11 bankruptcy. Thereafter, DVI restricted the line of credit to the balance on that date, which was approximately $2,300,000. This restriction was partially lifted in November 2003. The borrowing base at December 31, 2003 was $3,063,758. At December 31, 2003 and December 31, 2002, the outstanding balance was $2,756,883 and $1,470,303, respectively. Having received debtor-in-possession financing, DVI continues to service the line of credit by passing through to us all of our accounts receivables collected in its lockboxes. We are actively seeking to secure financing to replace the line of credit and to potentially raise the line of credit from $3,000,000 to $4,000,000.

        In March 2004, we executed a term sheet with a placement agent to market, on a "best efforts basis," a maximum of $1 million in a private placement transaction. The private placement will be marketed exclusively to accredited investors. The securities will be a class of Preferred Stock to be known as 3% Series A Preferred Stock. The 3% Series A Preferred Stock will be convertible into Common Stock at any time, subject to certain limitations and is automatically convertible into Common Stock two years from the date of the closing of the private placement. The 3% Series A Preferred Stock will have preferences in the payment of dividends and upon liquidation, as well as voting and anti-dilution rights. No assurances can be given that these financings can be obtained.

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

         In December 2002, we opened a start-up diagnostic imaging center located in Kissimmee, Florida. We financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%. We also financed other medical equipment totaling $191,000 with another finance company.

         In December 2002, we assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,545,966. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%. The equipment is pledged as collateral for the note payable.

         In December 2002, we assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The partnership was immediately dissolved upon acquisition. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,006,765. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%. The equipment is pledged as collateral for the note payable.

         In December 2002, we acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at approximately $749,705. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%. The equipment is pledged as collateral for the note payable.

         In January 2003, we opened a start-up diagnostic imaging center located in Jacksonville, Florida. We financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. We also financed other medical equipment totaling $451,000 with various finance companies.

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

PLAN OF OPERATION

Capital Requirements
--------------------

         Cash requirements during the next year will be for funding growth of the operation and expansion of our existing centers, for future acquisitions of additional diagnostic imaging centers, and for repaying our current liabilities and long-term debt. During the next 12 months, we plan to finance our long-term operations and capital requirements with the cash flow generated from the revenues of our diagnostic imaging centers. We are in negotiation to raise our line of credit from $3,000,000 to $4,000,000.

         In March 2004, we executed a term sheet with a placement agent to market, on a "best efforts basis," a maximum of $1 million in a private placement transaction. The private placement will be marketed exclusively to accredited investors. The securities will be a class of Preferred Stock to be known as 3% Series A Preferred Stock. The 3% Series A Preferred Stock will be convertible into Common Stock at any time, subject to certain limitations and is automatically convertible into Common Stock two years from the date of the closing of the private placement. The 3% Series A Preferred Stock will have preferences in the payment of dividends and upon liquidation, as well as voting and anti-dilution rights. No assurances can be given that these financings can be obtained.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2003, we performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002                F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2003 and 2002                                      F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2003 and 2002                                      F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003 and 2002                                      F-7

Notes to Consolidated Financial Statements                                  F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers, on December 31, 2003, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,       11/11/94         8/31/94
 Age 65                Chief Executive
 Officer

 Robert S. Muehlberg   President,                    3/11/99          5/14/01
 Age 50                Chief Operating Officer

 Ross S. Seibert       Chief Financial Officer                        2/21/00
 Age 41

 Don L. Arnwine        Director                       3/6/95
 Age 71

 Thomas E. Glasgow     Director                     11/11/94
 Age 50

 Stephen A McConnell   Director                      5/23/01
 Age 51

 Harvey C. Flodin      Director                      5/16/02
 Age 64

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

         Robert S. Muehlberg has been President and Chief Operating Officer since May 2001. Prior to joining Miracor he served as President and Chief Executive Officer of Envision Management, Inc., a company that provided management and consulting services to the health care industry since 1997. Mr. Muehlberg served as Chairman and Chief Executive Officer from 1994 until 1997 of Medical Imaging Centers of America, Inc. (MICA), a company he joined in 1985. Prior to joining MICA, Mr. Muehlberg held various management positions at International Imaging, Inc., Chicago, IL and American Medical International
(AMI) Clearwater, FL. Mr. Muehlberg holds a Bachelor's degree in Health Science from the University of Missouri and a Masters degree in Business Administration from Nova Southeastern University.

         Ross S. Seibert, CPA, joined the Company in February 2000 as the Chief Financial Officer. Mr. Seibert was with Deloitte & Touche for 13 years. He worked with a wide range of clients and has experience with SEC reporting, mergers and acquisitions, internal controls and information systems. He received a BS in accounting from Indiana University and an MBA in finance from San Diego State University.

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

         Stephen A McConnell has been a Director of the Company since May 2001. He is the President of Solano Ventures, a firm involved in private capital investments. He is currently chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. He has served, between 1991 and 1997, as Chairman of the Board and majority stockholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the boards of Vodavi Technology, Inc., Mobile Mini, Inc., Capital Title Group, Inc., and Inn Suites Hospitality Trust. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 2001, we issued two convertible notes payable for $200,000 and $75,000 to Robert S. Muehlberg, who subsequently became our president and a director, related to the acquisitions of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, we issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, we negotiated to suspend principal payments for one year. The balance of these notes was $160,417 at December 31, 2003 and $275,000 at December 31, 2002.

         During the third quarter of 2000, we issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April of 2001, we issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, we issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 will be paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $0 and $18,750 at December 31, 2003 and 2002, respectively.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K
-------------------

     We filed current reports on Form 8-K dated March 19, 2004, November 11, 2003, August 14, 2003, June 23, 2003 and May 13, 2003.

Exhibits
--------

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

3.13 Amended and Restated By-Laws of Miracor Diagnostics, Inc., dated November 11, 2002. (7)

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

4.7 Registration Rights Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC related to the registration of shares. (5)

4.8 Form of Common Stock Purchase Warrant dated June 17, 2003 between the Company and Global Capital Funding Group, LP.

4.9   Specimen Form of Common Stock Purchase Warrant dated June 11, 2003.

10.1  Equity Purchase Agreement with Envision Open MRI, LLC, dated May 25, 2001.
      (6)

10.2 Equity Purchase Agreement with Envision Healthcare, LLC, dated May 25, 2001. (6)

10.3  Asset Purchase Agreement with U.S. Diagnostics, Inc, dated May 29, 2001.
      (6)

10.4 Asset Purchase Agreement with Woodridge Open MRI, LLC, dated January 18, 2002. (6)

10.5 Capital Stock Purchase Agreement with South Coast Radiologists Holding, Inc., dated December 3, 2002. (7)

10.6 Partnership Interest Purchase Agreement with PG Diagnostic Imaging, LLC, dated December 3, 2002. (7)

10.7 Asset Purchase Agreement with New View Diagnostics, Inc., dated December 13, 2002. (7)

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-14(a)/15(d)-14(a)

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------

(1) Previously filed as an exhibit to Registration Statement on Form S-1, dated June 24, 1996, registration no. 333-02727 .
(2) Previously filed as an exhibit to Registration Form S-3, dated May 15, 1996, Registration no. 333-1150.
(3) Previously filed as an exhibit to the Company's Form 8-K Report dated January 15, 1996
(4) Previously filed as an exhibit to the Company's Form 8-K Report dated January 31, 1996
(5) Previously filed as an exhibit to the Company's Form SB-2, dated June 15, 2000, Registration no. 333-39406.
(6) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated March 29, 2002.
(7) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated March 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Our auditors are Tschopp, Whitcomb, & Orr, P.A. and their subcontractor Chastang, Ferrell, Sims and Eiserman, L.L.C., located at 2600 Maitland Center Parkway Suite 330, Maitland, FL 23751 and 1400 W. Fairbanks Ave Suite 102, Winterpark, FL 32789.

We paid them $162,974 in audit and review fees for the year ended December 31, 2003, and $111,000 for the year ended December 31, 2002.

Tax Fees: We paid to Deloitte & Touche LLP at 701 "B" Street Suite 1900, San Diego, CA 92101 $46,405 in fees related to tax compliance, tax advice, and tax planning for the year ended December 31, 2003, and $28,500 for the year ended December 31, 2002.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                     TITLE                            DATE
      ---------                     -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               March 29, 2004
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           March 29, 2004
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer              March 29, 2004
------------------------
    Ross S. Seibert

/s/ Don L. Arnwine         Director                             March 29, 2004
------------------------
    Don L. Arnwine

/s/ Thomas E. Glasgow      Director                             March 29, 2004
------------------------
    Thomas E. Glasgow

/s/ Stephen A McConnell    Director                             March 29, 2004
------------------------
    Stephen A McConnell

/s/ Harvey C. Flodin       Director                             March 29, 2004
------------------------
    Harvey C. Flodin

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracor Diagnostics, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By /s/ TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       TSCHOPP, WHITCOMB & ORR, P.A.

Maitland, Florida
March 12, 2004

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                     December 31, 2003 and 2002

                                                                        2003              2002
                                                                  -------------      -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    455,453       $    379,201
     Accounts receivable (net of contractual adjustments and
       allowances of $8,374,078 and $6,411,520)                      6,034,334          5,184,413
     Prepaid expenses and other assets                                 211,337            119,767
                                                                  -------------      -------------
               Total current assets                                  6,701,124          5,683,381
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  8,616,368          7,279,709
     Machinery and equipment                                         4,454,016          3,702,989
     Leasehold improvements                                          1,312,204          1,096,671
     Furniture and fixtures                                            112,151             92,767
                                                                  -------------      -------------
                                                                    14,494,739         12,172,136

          Less accumulated depreciation                             (6,500,490)        (4,988,554)
                                                                  -------------      -------------
Net property and equipment                                           7,994,249          7,183,582

Goodwill                                                             8,813,944          8,959,513

Other assets                                                           581,385            294,481
                                                                  -------------      -------------
               Total assets                                       $ 24,090,702       $ 22,120,957
                                                                  =============      =============


See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                    December 31, 2003 and 2002

                                                                     2003               2002
                                                                -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                           $  1,384,511       $  1,130,135
     Accrued expenses                                              1,615,414          1,249,290
     Line of credit                                                2,756,883          1,470,303
     Notes payable, related parties - current portion                 22,917            156,250
     Notes payable - current portion                               1,444,556            653,964
     Capital lease obligations - current portion                   1,783,449          1,686,376
                                                                -------------      -------------
               Total current liabilities                           9,007,730          6,346,318

Other liabilities:
     Notes payable, related parties - long term                      137,500            137,500
     Notes payable - long term                                     9,202,851          8,061,895
     Capital lease obligations - long term                         2,681,482          2,889,051
                                                                -------------      -------------
               Total liabilities                                  21,029,563         17,434,764
                                                                -------------      -------------

Minority interest                                                         --             21,858
                                                                -------------      -------------
Commitments and contingencies (note 8)

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                    --                  --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 15,968,054 and 15,111,182 outstanding)        2,395,208          2,266,677
     Warrants                                                        122,750            122,750
     Additional paid-in capital                                   27,457,545         27,457,295
     Deferred stock compensation                                          --              7,750
     Accumulated deficit                                         (26,914,364)       (25,190,137)
                                                                -------------      -------------
               Total stockholders' equity                          3,061,139          4,664,335
                                                                -------------      -------------
               Total liabilities and stockholders' equity       $ 24,090,702       $ 22,120,957
                                                                =============      =============


See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2003 and 2002

                                                      2003              2002
                                                 -------------     -------------

Net patient service revenue                      $ 19,199,560      $ 12,040,908

Operating expenses:
  Costs of services                                10,799,094         5,455,245
  Selling, general and administrative expenses      8,543,051         5,447,138
                                                 -------------     -------------
Total operating expenses                           19,342,145        10,902,383
                                                 -------------     -------------

 Income (loss) from operations                       (142,585)        1,138,525

 Interest expense                                  (1,603,500)         (862,987)
                                                 -------------     -------------
Income (loss) before minority interest             (1,746,085)          275,538

Minority interest                                      21,858             3,003
                                                 -------------     -------------
Net Income (loss)                                $ (1,724,227)      $   278,541
                                                 =============     =============

Earnings (loss) per share:

Earnings (loss) per share-basic                  $      (0.11)     $       0.02
Earnings (loss) per share-diluted                $      (0.11)     $       0.02
Weighted average shares outstanding-basic          15,440,846        14,480,763
Weighted average shares outstanding-diluted        15,440,846        15,052,297

See notes to consolidated financial statements.


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2003 and 2002

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




                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2003 and 2002

                                                                  COMMON STOCK            ADDITIONAL
                                                           ----------------------------    PAID-IN
                                                              SHARES        AMOUNT         CAPITAL
                                                           -------------  -------------  -------------
Balance, January 1, 2003                                     15,111,182   $  2,266,677   $ 27,457,295

Common stock issued for compensation, legal
     and other professional services                            479,375         71,907         49,124

Common stock issued from the exercise of warrants               327,497         49,124        (49,124)

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan            50,000          7,500            250

Net loss                                                             --             --             --
                                                           -------------  -------------  -------------
Balance, December 31, 2003                                   15,968,054   $  2,395,208   $ 27,457,545
                                                           =============  =============  =============

(continued below)

                                                                           DEFERRED        ACCUMULATED
                                                             WARRANTS     COMPENSATION       DEFICIT          TOTAL
                                                           -------------  -------------   -------------   ------------
Balance, January 1, 2003                                   $    122,750   $      7,750    $(25,190,137)   $ 4,664,335

Common stock issued for compensation, legal
    and other professional services                                  --             --              --        121,031

Common stock issued from the exercise of warrants                    --             --              --             --

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan                --         (7,750)             --             --

Net loss                                                             --             --      (1,724,227)   (1,724,227)
                                                           -------------  -------------   -------------   ------------
Balance, December 31, 2003                                 $    122,750   $         --    $(26,914,364)   $ 3,061,139
                                                           =============  =============   =============   ============

See notes to consolidated financial statements.

                                                      F-6


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Years ended December 31, 2003 and 2002
                                                                                     2003              2002
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                           $(1,724,227)      $   278,541
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Stock paid for services                                                   121,031           188,189
           Compensation recognized relating to
              accrued employee stock grants and warrants                                  --            17,073
           Minority interest                                                         (21,858)           (3,003)
           Depreciation and amortization                                           2,198,982         1,290,558
           Negative Amortization                                                     113,667                --
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (849,921)         (501,163)
              Other assets                                                          (235,970)          199,815
              Accounts payable and accrued expenses                                  620,500           389,106
                                                                                 ------------      ------------
                     Net cash provided by operating activities                       222,204         1,859,116
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (133,144)         (107,284)
     Cash acquired in purchase of companies                                               --             8,517
                                                                                 ------------      ------------

                     Net cash used in investing activities                          (133,144)          (98,767)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                    1,286,580           178,291
     Proceeds from notes payable                                                   1,250,000                --
     Principal payments on notes payable, related parties                           (133,333)          (30,000)
     Principal payments on notes payable                                            (650,528)         (462,162)
     Principal payments on capital lease obligations                              (1,765,527)       (1,430,755)
                                                                                 ------------      ------------

           Net cash used in financing activities                                     (12,808)       (1,744,626)
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                             76,252            15,723

Cash and cash equivalents, beginning of year                                         379,201           363,478
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   455,453       $   379,201
                                                                                 ============      ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2003 and 2002

                                                               2003            2002
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $1,603,500      $  808,836
     Income taxes                                          $   19,939      $   11,908

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   67,246      $  139,581
     Directors' fees                                           53,785          48,608
                                                           -----------     -----------
                                                              121,031         188,189
                                                           -----------     -----------
     OTHER:
     Principal payments on notes payable                           --          24,500
                                                           -----------     -----------
                                                           $  121,031      $  212,689
                                                           ===========     ===========

Equipment Financed Using Notes Payable                     $1,218,410      $7,339,806
                                                           ===========     ===========

Equipment Financed Using Capital Leases                    $1,655,031      $1,475,176
                                                           ===========     ===========

In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The net assets assumed for the above transaction were as follows:

  Cash                                    $        500      Note Payable to a finance company    $  1,882,433
  Accounts receivable                          105,362      Goodwill                               (1,545,966)
  Property and equipment                       470,500
  Other assets                                  17,676
  Accounts payable and other liabilities      (120,744)
  Capital lease obligations                   (136,827)
                                          -------------                                          -------------
                                          $    336,467                                           $    336,467
                                          =============                                          =============

In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The net assets assumed for the above transaction were as follows:

  Cash                                    $        200      Note Payable to a finance company    $  2,117,567
  Accounts receivable                          421,627      Goodwill                               (1,006,765)
  Property and equipment                       585,000
  Other assets                                 283,495
  Accounts payable and other liabilities      (179,520)
                                          -------------                                          -------------
                                          $  1,110,802                                           $  1,110,802
                                          =============                                          =============

                                MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Years ended December 31, 2003 and 2002

In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The net assets acquired for the above acquisition were as follows:

  Cash                                    $      7,817     Note Payable to a finance company    $   1,750,000
  Accounts receivable                          116,082     Goodwill                                  (749,705)
  Property and equipment                       910,500
  Accounts payable and other liabilities       (34,104)
                                          -------------                                          -------------
                                          $  1,000,295                                            $ 1,000,295
                                          =============                                          =============

During the years ended December 31, 2003 and 2002, deferred compensation expense of $0 and $17,073, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2003. Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the year ended December 31, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during 2002.

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

(a) DESCRIPTION OF BUSINESS

Miracor Diagnostics, Inc. was incorporated on February 6, 1980, under the laws of the state of Utah. Since January 1994, the Company has been a medical based company.

Between 1994 and 1998, the Company engaged in the development of the Fluid Alarm System, which monitored the integrity of infection control barriers worn during medical procedures, and the Cell Recovery System, which was a cell "brushing" and retrieval system that used an automated biopsy brush for the collection of specimen cells for diagnostic purposes. The Company has the patent licensing rights through the life of the patents which expire from 2008 to 2010. In 1998, the Company wrote off their investments in each of these licenses. However, the Company may elect to reintroduce or sell either product at a later date, although the Company has no plans to do so at this time.

In 1998, the Company redefined their business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, the Company changed their name to Miracor Diagnostics, Inc. to reflect their focus in medical diagnostic imaging. The Company now owns fifteen diagnostic centers in five states as follows:

           Date Acquired/Opened             Diagnostic Center Location
           --------------------             ---------------------------
           July 1998                        Orlando, Florida
                                            Oak Brook, Illinois
                                            Sylvania, Ohio
           June 2001                        Laguna Niguel, California
                                            Long Beach, California
                                            Newport Beach, California (51%)
           October 2001                     Perrysburg, Ohio
           February 2002                    Woodridge, Illinois
           December 2002                    Coos Bay, Oregon
                                            Kissimmee, Florida
                                            Long Beach, California
                                            Carol Stream, Illinois
           January 2003                     Jacksonville, Florida
           June 2003                        Santa Barbara, California
           January 2004                     Orange Park, Florida

In October 2003, Regional MRI of Jacksonville, Inc., a wholly-owned subsidiary of the Company, consolidated its operations from two medical diagnostic centers to one.

The Company provides medical diagnostic imaging services through the operation of its fifteen diagnostic centers in five states. Additionally, the Company continues to identify suitable acquisition targets to position the Company for growth.

(b) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to nine years.

(c) INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS No. 109). This statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS No. 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(1) CONTINUED
    ---------

(d) CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

(e) REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

During 2003 and 2002, the principal source of revenue is from diagnostic imaging which is recognized as performed, net of contractual adjustments. The Company is presently operating in this one business segment and only in the United States.

When the Company provides a diagnostic procedure, a receivable is recorded representing the amount the Company expects to receive for the performance of that procedure. The expected amount is based upon many factors including reimbursement rates of payors (insurance companies, Medicare, Medicaid, health maintenance organizations and patient co-pays, etc.) and historical collections based upon the type of procedure and payor. Several times a year, the Company evaluates the collectibility of accounts receivable and adjusts the amount of revenue recognized to reflect increased collections and/or write-offs of uncollectible accounts based on the changes in the Company's assumptions.

(f) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported in the accompanying balance sheet for notes payable and capital lease obligations approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company operates and grants credit to customers in Oregon, California, Florida, Illinois, and Ohio. In addition, the Company files claims with numerous insurance carriers, managed care groups, Medicare and Medicaid intermediaries located throughout the United States.

Consequently, the Company's ability to collect the amounts due from customers, managed care groups, insurance companies and government agencies may be affected by economic fluctuation and governmental regulations in the healthcare industry.

(g) GOODWILL AND LONG-LIVED ASSETS

Goodwill at December 31, 2003 was $8,813,944. Goodwill is recorded as a result of acquiring diagnostic centers. The centers are grouped by region into reporting units. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any.

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

(h) MARKETING

Marketing costs and promotions are expensed as incurred. Marketing expense for the years ended December 31, 2003 and 2002 was $358,372 and $283,903 respectively.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(1) CONTINUED
    ---------

(i) USE OF ESTIMATES

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(j) EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the year ended December 31, 2003 and 2002:

                                                        2003            2002
                                                    ------------    ------------
Basic earnings (loss) per share:
Net income (loss) available to common shareholders  $(1,724,227)    $   278,541
                                                    ------------    ------------
Weighted average shares outstanding                  15,440,846      14,480,763

Basic earnings (loss) per share                     $     (0.11)    $      0.02
                                                    ============    ============

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders  $(1,724,227)    $   278,541
                                                    ------------    ------------
Adjusted net income (loss) available to common
   shareholders assuming conversion                  (1,724,227)        278,541
                                                    ------------    ------------

Weighted average shares outstanding                  15,440,846      14,480,763

Effect of dilutive securities:
    Warrants                                                 --         521,526
    Employee stock options                                   --               8
    Employee stock-based compensation awards                 --          50,000
                                                    ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                          15,440,846      15,052,297
                                                    ============    ============

Diluted earnings (loss) per share                   $     (0.11)    $      0.02
                                                    ============    ============

Options and warrants to purchase 3,744,830 shares of common stock, at prices ranging from $0.01 to $1.00 per share, were outstanding during the year but not included in the December 31, 2003 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from March 31, 2004 to August 31, 2013, were still outstanding at December 31, 2003.

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

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(2) ACQUISITIONS AND START-UPS
    --------------------------

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

In 2001, the Company acquired Laguna Niguel MRI, Inc., a diagnostic imaging center located in Laguna Niguel, California, Envision Healthcare, LLC, a diagnostic imaging center located in Long Beach, California. And 51% of Envision Open MRI, LLC, a diagnostic imaging center located in Newport Beach, California.

The minority principal's share of Envision Open MRI, LLC's shareholders' capital has been reflected as minority interest on the accompanying consolidated balance sheets. During the year ended December 31, 2003, losses applicable to the minority interest in the center exceeded the minority interest in the equity capital of the center by $17,968. This excess and any further losses applicable to the minority interest was and will be charged against the majority interest as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed. Thus, the balance of minority interest was $0 and $21,858 at December 31, 2003 and December 31, 2002, respectively. The minority principal's share of the center's net income (loss) has been presented as minority interest share of income (loss) in the accompanying consolidated statements of operations for years ended December 31, 2003 and 2002.

In February 2002, the Company assumed the operations of a diagnostic center located in Woodridge, Illinois through an asset purchase agreement. Associated with this transaction, total assets of approximately $836,000, a capital lease liability of $1,066,000 and goodwill of $229,760 were recorded. The MRI equipment and other medical equipment pledged under a capital lease through a finance company with a monthly installment payment of $30,050 over 44 months with an interest rate of 12.18%.

In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The carrying amount was $1,882,433 and goodwill associated with the transaction was recorded at $1,545,966. Total assets were approximately $594,000 and total liabilities were approximately $347,000. The note payable to a finance company has a monthly installment payment of $32,194 over 84 months with an interest rate of 8.54%.

In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The carrying amount was $2,117,567 and goodwill associated with the transaction was recorded at $1,006,765. Total assets were approximately $1,290,000 and total liabilities were approximately $219,000. The note payable to a finance company has a monthly installment payment of $36,215 over 84 months with an interest rate of 8.54%.

In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The purchase price was $1,750,000 and goodwill associated with the transaction was recorded at $749,705. Total assets were approximately $1,034,000 and total liabilities were approximately $52,000. The note payable to a finance company has a monthly installment payment of $35,596 over 72 months with an interest rate of 10.84%.

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

                 For the years ended December 31, 2003 and 2002

(2) CONTINUED
    ---------

Start-ups

In October 2001, the Company opened a start-up diagnostic imaging center located in Perrysburg, Ohio.

In December 2002, the Company opened a start-up diagnostic imaging center located in Kissimmee, Florida. The Company financed medical equipment pledged under a capital lease with a finance company. The agreement finances MRI equipment with a carrying amount of approximately $272,000 with a monthly installment payment of $5,728 over 60 months with an interest rate of 9.56%. The Company also financed other medical equipment totaling $191,000 with another finance company.

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

In connection with the 2002 acquisitions in Woodridge and Carol Stream, Illinois; Long Beach, California and Coos Bay, Oregon consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $3,532,196. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

Goodwill is recorded as a result of acquiring diagnostic centers. The centers are grouped by region into reporting units. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any.

For the years ended December 31, 2003 and 2002, the Company recorded no impairment of goodwill. However, if the estimates or the related assumptions change in the future, the Company may be required to record impairment charges to reduce the carrying amount of goodwill.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(4) LINE OF CREDIT
    --------------

The Company has a line of credit with DVI Business Credit (DVI) at prime plus 3%, which under its terms, the Company may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. On September 2003, DVI filed Chapter 11 bankruptcy. Thereafter, DVI restricted the line of credit to the balance on that date, which was approximately $2,300,000. This restriction was partially lifted in November 2003 resulting in a balance of approximately $2,700,000. The borrowing base at December 31, 2003 was $3,063,758. At December 31, 2003 and December 31, 2002,
the outstanding balance was $2,756,883 and $1,470,303, respectively. Having received debtor-in-possession financing, DVI continues to service the line of credit by passing through to the Company all of its accounts receivables collected in DVI lockboxes. The Company is actively seeking to secure financing to replace the line of credit and to potentially raise the line of credit from $3,000,000 to $4,000,000.

(5) NOTES PAYABLE
    -------------
Notes payable consisted of the following at December 31:

                         Interest      Monthly                         Foot-     December 31,  December 31,
   Type of Lender          Rate        Payment       Due Date          note          2003           2002
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Finance Company          9.85%       $50,680      April 2009           A      $ 2,545,004    $ 2,829,885
   Finance Company          8.54%        36,215      January 2010         B        2,078,006      2,117,567
   Finance Company          8.54%        32,194      January 2010         C        1,847,265      1,882,433
   Finance Company         10.84%        35,596      December 2008        D        1,643,090      1,757,906
   Investment Company      12.00%            --      June 2007            E        1,250,000             --
   Finance Company          9.91%        25,537      January 2009         F        1,205,041             --
   Finance Company         10.50%         1,434      December 2005        -           30,917         44,117
   Finance Company         10.50%         2,975      August 2004          -           22,325         53,859
   Finance Company         10.20%           464      April 2008           -           19,421             --
   Finance Company         10.50%         2,150      March 2004           -            6,337         30,092
                                                                                 ------------   ------------
                                                                                 $10,647,407    $ 8,715,859

   Less current portion                                                           (1,444,556)      (653,964)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,202,851    $ 8,061,895
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

                 For the years ended December 31, 2003 and 2002

(5) CONTINUED
    ---------

D) In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The center's medical equipment is pledged as collateral for the note payable.

E) In June 2003, the Company obtained financing from an investment company. The unsecured convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. Lender and finder fees to execute the convertible note totaled $146,250.

F) In June 2003, the Company opened a start-up diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment is pledged as collateral for the note payable.

At December 31, 2003, future minimum annual principal payments on the notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                  2004                            $ 1,444,556
                                  2005                              1,496,444
                                  2006                              1,628,168
                                  2007                              3,041,087
                                  2008                              1,966,633
                                  2009                              1,002,595
                                  2010                                 67,924
                                                                  ------------
                                                                  $10,647,407
                                                                  ============

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

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. At December 31, 2003 and December 31, 2002 the balance of these notes was $160,417 and $275,000, respectively.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(6) CONTINUED
    ---------

At December 31, 2003, future minimum annual principal payments on the related party notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                   2004                            $   22,917
                                   2005                               137,500
                                                                   -----------
                                                                   $  160,417
                                                                   ===========

(7) LEASES
    ------
Capital Lease obligations consisted of the following at December 31:

                         Interest      Monthly                             December 31,  December 31,
   Type of Lender          Rate        Payment       Due Date                   2003           2002
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company         11.54%       $23,615      April 2007            $   865,245    $ 1,010,386
   Finance Company          2.33%        15,675      May 2008                  788,606             --
   Finance Company         12.18%        30,050      September 2005            613,645        839,087
   Finance Company          8.48%        16,469      February 2006             366,970        514,970
   Finance Company          9.56%         5,728      January 2008              231,615        272,349
   Finance Company          9.78%         4,203      May 2008                  180,304             --
   Finance Company          6.10%         7,175      February 2006             174,317        247,338
   Finance Company          8.71%         3,582      June 2008                 159,549             --
   Finance Company          5.97%        15,852      October 2004              142,842        305,152
   Finance Company          4.33%        11,879      January 2005              140,089        263,714
   Finance Company          4.20%        17,752      July 2004                 115,603        307,314
   Finance Company         12.92%        27,892      March 2004                131,324        373,796
   Finance Company          3.67%         1,369      June 2008                  68,032             --
   Finance Company          6.25%         1,260      June 2008                  59,172             --
   Finance Company         11.54%         1,654      March 2007                 58,069         70,433
   Finance Company         11.55%         1,622      February 2007              54,499         66,883
   Finance Company          4.76%         1,142      April 2008                 53,591             --
   Finance Company          5.75%         3,529      February 2005              47,299         84,875
   Finance Company          7.03%           886      September 2008             44,101         51,952
   Finance Company         10.99%           807      March 2008                 33,258             --
   Finance Company          7.80%           591      August 2008                27,720             --
   Finance Company         10.43%           568      July 2008                  24,755             --
   Finance Company          9.45%         1,053      December 2005              22,945             --
   Finance Company          5.81%           785      July 2006                  22,551         30,413
   Finance Company          8.79%           508      June 2008                  22,101             --
   Finance Company          9.64%           421      December 2007              16,729             --
   Finance Company         12.50%            --           --                        --        136,765
                                                                           ------------   ------------
                                                                           $ 4,464,931    $ 4,575,427

   Less current portion                                                     (1,783,449)    (1,686,376)
                                                                           ------------   ------------
   Long term portion                                                       $ 2,681,482    $ 2,889,051
                                                                           ============   ============

Capital leases are collateralized by various medical equipment including MRI, CT, X-ray, Mammography, Ultrasound, Bone Densitometry and Laser Imager equipment and by tenant improvements.

The Company is currently leasing several of its offices under operating leases which expire at various dates.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(7) CONTINUED
    ---------

At December 31, 2003, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                        Capital            Operating
                        Year-ending December 31,                        Leases              Leases
                        ------------------------                     -----------         -----------
                                  2004                               $1,981,322          $1,558,304
                                  2005                                1,358,755           1,219,354
                                  2006                                  816,367             944,602
                                  2007                                  543,558             590,197
                                  2008                                  169,909             293,978
                               Thereafter                                    --             204,361
                                                                     -----------         -----------

      Total minimum lease payments                                    4,869,911          $4,810,796
      Less amounts representing interest (at rates of 2.33% to                           ===========
      12.92%)                                                           404,980
                                                                     -----------

      Present value of net minimum lease payments                     4,464,931

          Less current portion                                        1,783,449
                                                                     -----------

      Capital lease obligations - long term                          $2,681,482
                                                                     ===========

Rent expense for operating leases, including month to month leases, was $1,500,657 and $621,483 for the years ended December 31, 2003 and 2002, respectively.

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

In March 2004, the term of the Chief Executive Officer's employment agreement and severance agreement were extended for an additional one (1) year period, or until August 31, 2007.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(8) CONTINUED
    ---------

In May 2002, the Company entered into an employment agreement with the President. The agreement provides for an eighteen-month severance upon involuntary termination. In March 2004, the term of the President's employment agreement was extended for an additional one (1) year period, or until May 20, 2007.

In May 2002, the Company entered into an employment agreement with the Chief Financial Officer. The term of the employment agreement is two years and shall terminate on May 20, 2004. The agreement provides for a twelve-month severance upon involuntary termination. In March 2004, the term of the Chief Financial Officer's employment agreement was extended for an additional one (1) year period, or until May 20, 2006.

The above employment agreements obligate the Company for approximately $1,620,000 beyond December 31, 2003.

LEGAL MATTERS

         Effective on October 23, 2003, the Company entered into a Mutual Release and Settlement Agreement with James V. Zelch, M.D., P.C. and J Z Investment Corp. resolving two lawsuits between the Company and the Zelch entities.

         The Company was sued in the Superior Court of the State of California, Los Angeles County in a matter entitled: PETER FOLDVARY, M.D., P.C. V. MIRACOR DIAGNOSTICS, INC. In that suit the plaintiff alleged acts of 'tortious interference' by the Company in connection with the activities of its wholly owned subsidiary Envision Healthcare, Inc. On the basis of available information counsel is of the opinion that there is no significant legal exposure to the Company

         From time to time the Company has been named as a defendant in a lawsuit. As of December 31, 2003, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no legal proceedings, to which the Company is a party, which could have a material adverse effect on the Company's business, financial condition or operating results.

(9) STOCKHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors. There are no outstanding shares of preferred stock as of December 31, 2003 and December 31, 2002, respectively.

COMMON STOCK

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 was paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $0 and $18,750 at December 31, 2003 and 2002, respectively.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(9) CONTINUED
    ---------

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

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. On November 4, 2003, 511,194 of the warrants were exercised into 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17 with the difference of 183,697 warrants terminated pursuant to a cashless exercise provision.

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

Options and warrants granted and issued by the Company consisted of:

                                                                      Weighted
                                                                       Average
                                                          Number       Price
                                                        -----------  -----------

Balance outstanding, December 31, 2001                   2,407,918        $0.35
                                                        ===========

Options granted                                            600,000         0.27
Options expired                                            (39,250)        0.70
Options exercised                                                -            -
Warrants granted                                                 -            -
Warrants expired                                           (40,000)        0.63
                                                        -----------
Balance outstanding, December 31, 2002                   2,928,668        $0.33
                                                        ===========

Options granted                                            775,000         0.24
Options expired                                            (60,000)        0.54
Options exercised                                                -            -
Warrants granted                                           612,500         0.26
Warrants exercised                                        (327,497)        0.16
Warrants cancelled                                        (183,841)        0.18
                                                        -----------
Balance outstanding, December 31, 2003                   3,744,830        $0.32
                                                        ===========

Options and warrants exercisable                         2,411,205        $0.33

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(10) CONTINUED
     ---------

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 2003 and 2002 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Information relating to options and warrants at December 31, 2003 summarized by exercise price is as follows:

                Outstanding                                                 Exercisable
                                            Weighted Average             Weighted Average
      Exercise Price       Equiv.          Life       Exercise          Equiv.      Exercise
        Per Share          Shares         (Year)       Price            Shares       Price
        ---------          ------         ------       -----            ------       -----
      $    0.01           100,000          0.2       $ 0.01            100,000      $0.01
           0.10            11,341          1.7         0.10             11,341       0.10
           0.15           130,329          1.7         0.15            130,329       0.15
           0.16           125,000          1.2         0.16            125,000       0.16
           0.17             1,160          1.7         0.17              1,160       0.17
           0.20           175,000          2.0         0.20            175,000       0.20
           0.22           475,000          2.1         0.22            475,000       0.22
           0.23            50,000          9.7         0.23                 --       0.23
           0.24           700,000          9.5         0.24                 --       0.24
           0.25           212,500          4.5         0.25            212,500       0.26
           0.26           465,000          9.1         0.26            448,750       0.26
           0.27           700,000          8.2         0.27            225,000       0.27
           0.69           294,500          6.0         0.69            220,875       0.69
           0.81           230,000          5.0         0.81            230,000       0.81
           1.00            75,000          6.2         1.00             56,250       1.00
                        ---------                                    ---------
                        3,744,830          6.4       $ 0.32          2,411,205      $0.33
                        =========                                    =========

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2003 and 2002 would have been the pro forma amounts presented below:

                                                               2003              2002
                                                           ------------     ------------
Net income (loss)
     As reported                                           $ (1,724,227)     $  278,541
     Pro forma                                               (2,008,246)        209,911

Net income (loss) attributable to common stockholders
     As reported                                             (1,724,227)        278,541
     Pro forma                                               (2,008,246)        209,911

Basic and diluted earnings (loss) per share
     As reported                                           $      (0.11)     $     0.02
     Pro forma                                             $      (0.13)     $     0.01

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 2003 and 2002: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2003 and 2002 approximated $0.20 and $0.23, respectively.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(10) CONTINUED
     ---------

Due to the fact that the Company's warrants vest over several years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous warrant grants.

(11) COMPENSATORY STOCK BENEFIT PLANS
     --------------------------------

On October 1, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, pursuant to the Company's 2003 Stock Compensation Plan, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of December 31, 2003, 417,338 shares remain available under this registration which may be awarded until October 1, 2008. During the years ended December 31, 2003 and 2002, 504,375 and 656,750 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the years ended December 31, 2003 and 2002, 25,000 and 267,735 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2003. Pursuant to employee agreements, 69,500 shares of accrued employee common stock grants were issued during the year ended December 31, 2002. Accordingly, deferred stock compensation of $23,363 was reclassified to common stock and additional paid-in capital during 2002.

During the years ended December 31, 2003 and 2002, deferred compensation expense of $0 and $17,073, respectively, were recorded relating to accrued employee stock grants in order to value such shares at the estimated fair market value at the date of grant.

Compensation recognized relating to accrued employee stock grants and warrants is based on the pro-rata common stock and warrants earned and the market value of the Company's stock at the time of issuance (fair value method) and amortized over the applicable period.

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003.

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

                 For the years ended December 31, 2003 and 2002

(13) RELATED PARTY TRANSACTIONS
     --------------------------

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. The balance of these notes was $160,417 and $275,000 at December 31, 2003 and 2002, respectively.

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to six officers and directors to alleviate a negative cash position. Upon the ninth month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of our common stock. The aggregate payment amount due to the noteholders was $37,500 plus accrued interest due April 15, 2001, July 15, 2001, October 15, 2001, and January 15, 2002. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as additional consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $.30 per share) of Restricted Rule 144 common stock. The remaining $25,000 was paid in quarterly installments from October 2002 through July 2003. Thus, the balance of these notes was $0 and $18,750 at December 31, 2003 and 2002, respectively.

(14) INCOME TAXES
     ------------

The components of the net deferred income tax balances are as follows at December 31:

                                                   2003              2002
Deferred income tax assets (liabilities):      -------------     ------------

   Net operating loss carryforwards            $  2,109,000      $ 1,453,000
   Depreciation and amortization                 (1,139,000)      (1,000,000)
                                                ------------     ------------
   Net deferred income tax assets                   970,000          453,000

   Less deferred income tax asset
     Valuation allowance                           (970,000)        (453,000)
                                                ------------     ------------

   Net deferred income tax balance              $         -      $        -
                                                ============     ============

At December 31, 2003, the Company had approximately $5,600,000 in federal and $2,840,000 in state net operating loss carryforwards to offset future taxable income. These carryforwards will expire in various years through 2023.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. As of December 31, 2003, it cannot be determined if it is more likely than not that the Company will generate sufficient future taxable income before 2023, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 2003 and 2002.

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

                 For the years ended December 31, 2003 and 2002

(15) SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in 000's except per share data and average shares outstanding):

                                                            Quarter ended
                              ------------------------------------------------------------------------
                                 March           June        September      December
                                  31              30             30             31            Total
                              ------------   ------------   ------------   ------------   ------------
2003
----
Net revenue                   $     4,307    $     4,896    $     5,155    $     4,842    $     19,200
Income/(loss) from Operations        (110)            32             92           (157)           (143)
Net loss                             (472)          (323)          (343)          (586)         (1,724)
Basic loss per share                (0.03)         (0.02)         (0.02)         (0.04)          (0.11)
Diluted loss per share              (0.03)         (0.02)         (0.02)         (0.04)          (0.11)
Basic and diluted weighted
  average shares outstanding   15,193,466     15,352,157     15,439,064     15,806,813      15,440,846

2002
----
Net revenue                   $     2,732    $     2,932    $     2,999    $     3,378    $     12,041
Income from Operations                347            383            333             76           1,139
Net income (loss)                     128            175            130           (154)            279
Basic earnings (loss) per share      0.01           0.01           0.01          (0.01)           0.02
Diluted earnings (loss) per share    0.01           0.01           0.01          (0.01)           0.02
Basic weighted average
   shares outstanding          13,935,823     14,310,520     14,609,372     15,053,642      14,480,763
Diluted weighted average
   shares outstanding          14,475,488     14,960,804     15,150,584     15,053,642      15,052,297


(16) Recent Accounting Pronouncements
     --------------------------------

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2003, the Company performed an assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2003. Amortization expense related to goodwill was $0 for the years ended December 31, 2003 and 2002.

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

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2003 and 2002

(16) CONTINUED
     ---------

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2003 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

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

(17) SUBSEQUENT EVENTS
     -----------------

In January 2004, the Company opened a start-up diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements pledged under a note payable with a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months.

In March 2004, the Company executed a term sheet with a placement agent to market, on a "best efforts basis," a maximum of $1 million in a private placement transaction. The private placement will be marketed exclusively to accredited investors. The securities will be a class of Preferred Stock to be known as 3% Series A Preferred Stock. The 3% Series A Preferred Stock will be convertible into Common Stock at any time, subject to certain limitations and is automatically convertible into Common Stock two years from the date of the closing of the private placement. The 3% Series A Preferred Stock will have preferences in the payment of dividends and upon liquidation, as well as voting and anti-dilution rights.