Form 10QSB
period 2004-03-31
MIRACOR DIAGNOSTICS INC
filed 2004-05-13
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the Quarterly period ended March 31, 2004.

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

         9191 Towne Centre Drive, Suite 400, San Diego, California 92122
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 455-7127

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of April 30, 2004, registrant had outstanding 16,105,754 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on April 30, 2004) was approximately $3,884,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2004 and
         December 31, 2003................................................. F-1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2004 and 2003..................................... F-2

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 2004................................. F-3

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2004 and 2003..................................... F-4

         Notes to Consolidated Financial Statements........................ F-6

Item 2.  Management's Discussion and Analysis and Plan of Operation........   3

Item 3.  Controls and Procedures...........................................   8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   8

Item 2.  Changes in Securities.............................................   8

Item 3.  Defaults Upon Senior Securities...................................   8

Item 4.  Submission of Matters to a Vote of Security Holders...............   8

Item 5.  Other Information.................................................   8

Item 6.  Exhibits and Reports on Form 8-K..................................   8

         Signatures........................................................   9

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended March 31, 2004.

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

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging. We now own fifteen diagnostic centers in five states as follows:

           Date Acquired/Opened             Diagnostic Center Location
           --------------------             ---------------------------
           July 1998                        Orlando, Florida
                                            Oak Brook, Illinois
                                            Toledo, Ohio
           June 2001                        Laguna Niguel, California
                                            Long Beach, California
                                            Newport Beach, California (51%)
           October 2001                     Perrysburg, Ohio
           February 2002                    Woodridge, Illinois
           December 2002                    Coos Bay, Oregon
                                            Kissimmee, Florida
                                            Long Beach, California
                                            Carol Stream, Illinois
           January 2003                     Jacksonville, Florida
           June 2003                        Santa Barbara, California
           January 2004                     Orange Park, Florida

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

         In the immediate future, to fund expansion of our existing operations and acquire additional diagnostic imaging centers, we intend to obtain additional debt or equity financing. We have executed a term sheet with a placement agent to market, on a "best effort basis," a maximum of $1,000,000 in a private placement transaction. In addition, we are seeking to raise our line of credit from $3,000,000 to $4,000,000. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent upon our ability to obtain additional funding to expand our existing operations and acquire other diagnostic centers.

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

Results of Operations
---------------------

         The three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Net Revenue
------------

         Net patient service revenue for the quarter ended March 31, 2004 was $5,213,951 compared to $4,306,470 for the quarter ended March 31, 2003. The increase of 21.1% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which contributed $226,642 of net revenue and
         - the increase in net revenue of $680,839 at our existing locations.

         Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended March 31, 2004 and 2003.

Operating Expenses
------------------

         Costs of services were $2,668,881 for the three month period ended March 31, 2004 as compared to $2,402,872 for the same period ended March 31, 2003. The increase of 11.1% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which had $159,837 in operating costs,
         - the existing locations which had and increase of $106,172 in operating costs.

         Selling, general and administrative costs were $2,282,301 for the first quarter of 2004 as compared to $2,013,200 for the same period in 2003, representing an increase of 13.4%. This increase is attributed to additional costs relating to the increase in revenue as described above.

Net Income/Loss
----------------

         Net loss for the three month period ended March 31, 2004 was $184,413 as compared to net loss of $471,781 for the three month period ended March 31, 2003. This decrease in net loss of 61% was primarily attributed to the increases in net revenue as described.

         Basic and diluted loss per common share were $0.01 for the quarter ended March 31, 2004 compared to the basic and diluted loss per common share of $0.03 for the quarter ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at March 31, 2003 was $554,284 as compared to $455,453 at December 31, 2003, representing a 21.7% increase.

         For the quarter ended March 31, 2004, we received $73,314 from increases in our line of credit. During the quarter ended March 31, 2004, we made the following cash payments: $233,528 of principal payments on notes payable, $453,559 of principal payments on capital lease obligations and purchased equipment of $22,704. We also received proceeds of $114,563 for disposal of equipment. In addition during the quarter ended March 31, 2004, operating activities provided $620,745 of net cash, which included a net loss of $184,413. Accounts receivable increased by $123,767; accounts payable and accrued expenses increased by $185,569; other net assets (excluding cash) decreased by $155,752. The following items decreased net income but did not affect cash:

         -        $37,614 in common stock paid for services in lieu of cash,
         -        $525,319 in depreciation and amortization, and
         - $24,672 in negative amortization of interest on notes payable.

         Changes in current assets and current liabilities resulted in a negative working capital position of $2,554,809 at March 31, 2004 as compared to a negative working capital of $2,306,606 at December 31, 2003. Our working capital is negative due to our line of credit being presented as a current liability.

       We may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that any such funds can be obtained.

       In June 2003, we secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was awarded warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who brokered the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Associated with this transaction, we recorded warrants and the related deferred interest valued at $115,348. Deferred interest will be amortized to interest expense over the four year life of the related convertible note. Lender and finder fees related to the convertible note totaled $146,250.

        We have a line of credit with DVI Business Credit (DVI) at prime plus 3%, which under its terms, we may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. On September 2003, DVI filed Chapter 11 bankruptcy. Thereafter, DVI restricted the line of credit to the balance on that date, which was approximately $2,300,000. This restriction was partially lifted in November 2003. The borrowing base at March 31, 2004 was $2,848,700. At March 31, 2004 and March 31, 2003, the outstanding balance was $2,830,197 and $2,332,702, respectively. Having received debtor-in-possession financing, DVI continues to service the line of credit by passing through to us all of our accounts receivables collected in its lockboxes. We are actively seeking to secure financing to replace the line of credit and to potentially raise the line of credit from $3,000,000 to $4,000,000. However, we have no definite agreements at this time.

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

The following describes our start-ups and acquisitions since January 2003:

         In January 2003, we opened a diagnostic imaging center located in Jacksonville, Florida. We financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. We also financed other medical equipment totaling $451,000 with various finance companies.

         In June 2003, we opened a diagnostic imaging center located in Santa Barbara, California. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,197,000 with a monthly installment payment of $25,537 over 66 months with an interest rate of 9.91%.

         In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%.

PLAN OF OPERATION

Capital Requirements
--------------------

         Cash requirements during the next year will be for funding growth of the operation and expansion of our existing centers, for future acquisitions of additional diagnostic imaging centers, for repaying our current liabilities and long-term debt and for buying out capital leases. During the next 12 months, we plan to finance our long-term operations and capital requirements with the cash flow generated from the revenues of our diagnostic imaging centers. We are seeking to raise our line of credit from $3,000,000 to $4,000,000. However, we have no definite agreements at this time.

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

         Goodwill at March 31, 2004 was $8,813,944. Goodwill is recorded as a result of acquiring diagnostic centers. The centers are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any.

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

Recent Accounting Pronouncements
--------------------------------

          There are no recent accounting pronouncements that would materially affect our financial position or our results of operations as reflected in the financial statements included in this report.

ITEM 3. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Miracor was sued in the Superior Court of the State of California, Los Angeles County in a matter entitled: PETER FOLDVARY, M.D., P.C. V. MIRACOR DIAGNOSTICS, INC. In that suit the plaintiff alleged acts of 'tortious interference' by Miracor in connection with the activities of its wholly owned subsidiary Envision Healthcare, Inc. The parties are involved in settlement discussions to resolve the issues. On the basis of available information, counsel is of the opinion that there is no significant legal exposure to Miracor.

         From time to time we have been named as a defendant in a lawsuit. As of March 31, 2004, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         None.

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

Reports on Form 8-K
-------------------

We filed a current report on Form 8-K dated March 19, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----

/s/ M. Lee Hulsebus        Chairman of the Board,                May 12, 2004
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                            May 12, 2004
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer               May 12, 2004
------------------------
    Ross S. Seibert


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       2004               2003
                                                                  -------------      -------------
                                                                  (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    554,284       $    455,453
     Accounts receivable (net of contractual adjustments and
       allowances of $8,685,687 and $8,374,078)                      6,158,101          6,034,334
     Prepaid expenses and other assets                                 167,415            211,337
                                                                  -------------      -------------
               Total current assets                                  6,879,800          6,701,124
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  8,651,732          8,616,368
     Machinery and equipment                                         5,218,879          4,454,016
     Leasehold improvements                                          1,545,118          1,312,204
     Furniture and fixtures                                            112,152            112,151
                                                                  -------------      -------------
                                                                    15,527,881         14,494,739

          Less accumulated depreciation                             (7,025,043)        (6,500,490)
                                                                  -------------      -------------
Net property and equipment                                           8,502,838          7,994,249

Goodwill                                                             8,813,944          8,813,944

Other assets                                                           584,135            581,385
                                                                  -------------      -------------
               Total assets                                       $ 24,780,717       $ 24,090,702
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $  1,615,218       $  1,384,511
     Accrued expenses                                                1,570,274          1,615,414
     Line of credit                                                  2,830,197          2,756,883
     Notes payable, related parties - current portion                   45,833             22,917
     Notes payable - current portion                                 1,722,380          1,444,556
     Capital lease obligations - current portion                     1,650,707          1,783,449
                                                                  -------------      -------------
               Total current liabilities                             9,434,609          9,007,730

Other liabilities:
     Notes payable, related parties - long term                        114,584            137,500
     Notes payable - long term                                       9,841,171          9,202,851
     Capital lease obligations - long term                           2,360,665          2,681,482
                                                                  -------------      -------------
               Total liabilities                                    21,751,029         21,029,563
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                       --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,050,004 and 15,968,054 outstanding)          2,407,501          2,395,208
     Additional paid-in capital                                     27,720,964         27,580,295
     Deferred stock compensation                                            --                 --
     Accumulated deficit                                           (27,098,777)       (26,914,364)
                                                                  -------------      -------------
               Total stockholders' equity                            3,029,688          3,061,139
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 24,780,717       $ 24,090,702
                                                                  =============      =============


See notes to consolidated financial statements.


                                       MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                                  Three Months Ended March 31,
                                                 ------------------------------

                                                      2004              2003
                                                 -------------    -------------
Net patient service revenue                      $  5,213,951     $  4,306,470

Operating expenses:
  Costs of services                                 2,668,881        2,402,872
  Selling, general and administrative expenses      2,282,301        2,013,200
                                                 -------------      ------------
Total operating expenses                            4,951,182        4,416,072
                                                 -------------      ------------

 Income (loss) from operations                        262,769         (109,602)

 Interest expense                                    (447,182)        (372,470)
                                                 -------------     -------------
Loss before minority interest                        (184,413)        (482,072)

Minority interest                                          --           10,291
                                                 -------------    -------------
Net loss                                         $   (184,413)    $   (471,781)
                                                 =============    =============

Loss per share:

Loss per share-basic                             $      (0.01)    $      (0.03)
Loss per share-diluted                           $      (0.01)    $      (0.03)
Weighted average shares outstanding-basic          16,031,145       15,193,466
Weighted average shares outstanding-diluted        16,031,145       15,193,466


See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             For the Three Months Ended March 31, 2004

                                             (Unaudited)

                                                        COMMON STOCK            ADDITIONAL
                                                 --------------------------      PAID-IN      ACCUMULATED
                                                    SHARES        AMOUNT         CAPITAL        DEFICIT          TOTAL
                                                 ------------   ------------   ------------  -------------  -------------
Balance, January 1, 2004                          15,968,054    $ 2,395,208    $27,580,295   $(26,914,364)  $  3,061,139

Common stock issued for services                      81,950         12,293         25,321             --         37,614

Warrants issued with debt                                 --             --        115,348             --        115,348

Net loss                                                  --             --             --       (184,413)      (184,413)
                                                 ------------   ------------   ------------  -------------  -------------
Balance, March 31, 2004                           16,050,004    $ 2,407,501    $27,720,964   $(27,098,777)  $  3,029,688
                                                 ============   ============   ============  =============  =============

See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     2004              2003
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net loss                                                                    $  (184,413)       $ (471,781)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Stock paid for services and interest                                       37,614            34,592
           Minority interest                                                              --           (10,291)
           Depreciation and amortization                                             525,318           483,389
           Negative amortization of notes payable                                     24,672           103,783
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (123,767)         (630,184)
              Other assets                                                           155,752             2,682
              Accounts payable and accrued expenses                                  185,569           380,456
                                                                                 ------------      ------------
                     Net cash provided by (used in) operating activities             620,745          (107,354)
                                                                                 ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of equipment                                             114,563                --
     Purchase of property and equipment                                              (22,704)          (85,872)
                                                                                 ------------      ------------

                     Net cash provided by (used in) investing activities              91,859           (85,872)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                       73,314           862,399
     Principal payments on notes payable, related parties                                 --           (40,625)
     Principal payments on notes payable                                            (233,528)          (71,585)
     Principal payments on capital lease obligations                                (453,559)         (411,943)
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                      (613,773)          338,246
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                             98,831           145,020

Cash and cash equivalents, beginning of period                                       455,453           379,201
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $   554,284       $   524,221

                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                      2004            2003
                                                                  -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payments For:
     Interest                                                     $  422,509      $  258,608
     Income taxes                                                 $      100      $    1,700

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Stock Issued For:
     Compensation and Services:
     Legal, professional and employee services                    $   19,676      $   15,720
     Directors' fees                                                  17,938          18,872
                                                                  -----------     -----------
                                                                  $   37,614      $   34,592
                                                                  ===========     ===========

Warrants issued in connection with note payable                   $  115,346      $       --
                                                                  ===========     ===========

Equipment Financed Using Notes Payable                            $1,125,000      $       --
                                                                  ===========     ===========

Equipment Financed Using Capital Leases                           $       --      $1,347,864
                                                                  ===========     ===========

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2004 and 2003

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003 and cash flows for the three month periods ended March 31, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

The consolidated statements of operations do not include a provision for income taxes. The Company has not recognized its net operating loss carryforwards ("NOL") as a deferred tax asset as it has not determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize all of the Company's NOL before 2023, the year after which all current available NOLs expire.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2) REVENUE RECOGNITION
    -------------------

The principal source of revenue is from diagnostic imaging, which is recognized as performed net of contractual adjustments and allowances. As of March 31, 2004 and December 31, 2003, the Company had reserves against its accounts receivable of $8,685,687 and $8,374,078 respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2004 and 2003

(3) EARNINGS/(LOSS) PER COMMON SHARE
    --------------------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings/(loss) per share for the three and nine month periods ended March 31, 2004 and 2003:

                                                    Three months ended March 31,
                                                        2004            2003
                                                    ------------    ------------
Basic loss per share:
Net loss available to common shareholders           $  (184,413)    $  (471,781)
                                                    ------------    ------------
Weighted average shares outstanding                  16,031,145      15,193,466

Basic loss per share                                $     (0.01)    $     (0.03)
                                                    ============    ============

Diluted loss per share:
Net loss available to common shareholders           $  (184,413)    $  (471,781)
                                                    ------------    ------------
Adjusted net loss available to common
   shareholders assuming conversion                    (184,413)       (471,781)
                                                    ------------    ------------

Weighted average shares outstanding                  16,031,145      15,193,466

Effect of dilutive securities:
    Warrants                                                 --              --
    Employee stock options                                   --              --
    Employee stock-based compensation awards                 --              --
                                                    ------------    ------------
Adjusted weighted average shares outstanding
    and assumed conversions                          16,031,145      15,193,466
                                                    ============    ============

Diluted loss per share                              $     (0.01)    $     (0.03)
                                                    ============    ============

Options and warrants to purchase 3,644,830 shares of common stock, at prices ranging from $1.00 to $0.10 per share, were outstanding during the three month period but not included in the March 31, 2004 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from March 15, 2005 to March 17, 2013, were still outstanding at March 31, 2004.

Options and warrants to purchase 3,653,668 shares of common stock, at prices ranging from $28.00 to $0.01 per share, were outstanding during the three month period but not included in the March 31, 2003 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from August 31, 2003 to March 17, 2013, were still outstanding at March 31, 2003.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 2004 and 2003

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

The minority principal's share of Envision Open MRI, LLC's shareholders' capital has been reflected as minority interest on the accompanying consolidated balance sheets. As of March 31, 2004 losses applicable to the minority interest in the center exceed the minority interest in the equity capital of the center by $15,419. This excess and any further losses applicable to the minority interest was and will be charged against the majority interest as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed.

In 2002, the Company acquired diagnostic centers located in Woodridge, Illinois; Coos Bay, Oregon; Long Beach, California; and Carol Stream, Illinois.

Start-ups

In October 2001, the Company opened a diagnostic imaging center located in Perrysburg, Ohio.

In December 2002, the Company opened a diagnostic imaging center located in Kissimmee, Florida.

In January 2003, the Company opened a diagnostic imaging center located in Jacksonville, Florida. The Company financed MRI equipment pledged under a capital lease with a finance company. The agreement has a carrying amount of approximately $950,000 with a monthly installment payment of $16,182 over 66 months. The Company also financed other medical equipment of approximately $451,000 with various finance companies.

In June 2003, the Company opened a diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,197,000 with a monthly installment payment of $25,537 over 66 months with an interest rate of 9.91%.

In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 2004 and 2003

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

In connection with the 1998 acquisition of Vision Diagnostics Inc., consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $4,600,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill and was being amortized on a straight line basis over 40 years.

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

In connection with the 2002 acquisitions in Woodridge and Carol Stream, Illinois; Long Beach, California and Coos Bay, Oregon consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by $3,532,196. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill which has never been amortized.

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

At March 31, 2004, the Company has net goodwill in the amount of $8,813,134, which is subject to the provisions of Statement 142. At December 31, 2003, the Company performed its annual assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2003. For the three months ended March 31, 2004, no events have occurred which would cause the Company to change that assessment.

(6) LINE OF CREDIT
    --------------
The Company has a line of credit with DVI Business Credit (DVI) at prime plus 3%, which under its terms, the Company may borrow up to $3,000,000 or the "borrowing base" as defined, balance due July 2004, renewable for consecutive one-year periods. On September 2003, DVI filed Chapter 11 bankruptcy. Thereafter, DVI restricted the line of credit to the balance on that date, which was approximately $2,300,000. This restriction was partially lifted in November 2003. The borrowing base at March 31, 2004 was $2,848,700. At March 31, 2004 and December 31, 2003, the outstanding balance was $2,830,197 and $2,756,883, respectively. Having received debtor-in-possession financing, DVI continues to service the line of credit by passing through to the Company all of its accounts receivables collected in DVI lockboxes. The Company is actively seeking to secure financing to replace the line of credit and to potentially raise the line of credit from $3,000,000 to $4,000,000.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2004 and 2003

(7) NOTES PAYABLE
    -------------

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-       March 31,    December 31,
   Type of Lender          Rate        Payment       Due Date          note          2003           2003
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Finance Company          9.85%       $50,680      April 2009           A      $ 2,485,180    $ 2,545,004
   Finance Company          8.54%        36,215      January 2010         B        2,056,573      2,078,006
   Finance Company          8.54%        32,194      January 2010         C        1,809,023      1,847,265
   Finance Company         10.84%        35,596      December 2008        D        1,580,276      1,643,090
   Investment Company      12.00%            --      June 2007            E        1,250,000      1,250,000
   Finance Company          9.91%        25,537      January 2009         F        1,173,050      1,205,041
   Finance Company          8.06%        23,204      June 2009            G        1,149,622             --
   Finance Company         10.50%         1,434      December 2005        -           27,396         30,917
   Finance Company         10.20%           464      April 2008           -           18,518         19,421
   Finance Company         10.50%         2,975      August 2004          -           13,913         22,325
   Finance Company         10.50%         2,150      March 2004           -               --          6,337
                                                                                 ------------   ------------
                                                                                 $11,563,551    $10,647,407

   Less current portion                                                           (1,722,380)    (1,444,556)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,841,171    $ 9,202,851
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

F) In June 2003, the Company opened a diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment is pledged as collateral for the note payable.

G) In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment is pledged as collateral for the note payable.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2004 and 2003

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

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. At March 31, 2004 and December 31, 2003 the balance of these notes was $160,417.

Included in Accounts Payable is $100,000 owed to the President and Chief Operating Officer. Such funds were provided to the Company for tenant improvements for the center in Orange Park, Florida opened in January 2004. This amount is expected to either be paid off or converted into a note in the second quarter.

(9) CAPITAL LEASE OBLIGATIONS
    -------------------------
Capital Lease obligations consisted of the following:

                         Interest      Monthly                                March 31,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2004           2003
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company         11.54%       $23,615      April 2007            $   818,923    $   865,245
   Finance Company          2.33%        15,675      May 2008                  746,107        788,606
   Finance Company         12.18%        30,050      September 2005            541,452        613,645
   Finance Company          8.48%        16,469      February 2006             327,974        366,970
   Finance Company          9.56%         5,728      January 2008              219,874        231,615
   Finance Company          9.78%         4,203      May 2008                  172,036        180,304
   Finance Company          6.10%         7,175      February 2006             155,357        174,317
   Finance Company          8.71%         3,582      June 2008                 152,225        159,549
   Finance Company          4.33%        11,879      January 2005              108,340        140,089
   Finance Company          5.97%        15,852      October 2004              100,732        142,842
   Finance Company         12.92%        27,892      March 2004                 79,637        131,324
   Finance Company          4.20%        17,752      July 2004                  66,405        115,603
   Finance Company          3.67%         1,369      June 2008                  64,540         68,032
   Finance Company         11.54%         1,654      March 2007                 56,973         58,069
   Finance Company          6.25%         1,260      June 2008                  56,302         59,172
   Finance Company         11.55%         1,622      February 2007              54,499         54,499
   Finance Company          4.76%         1,142      April 2008                 50,789         53,591
   Finance Company          7.03%           886      September 2008             42,067         44,101
   Finance Company          5.75%         3,529      February 2005              37,487         47,299
   Finance Company         10.99%           807      March 2008                 31,738         33,258
   Finance Company          7.80%           591      August 2008                26,476         27,720
   Finance Company         10.43%           568      July 2008                  23,686         24,755
   Finance Company          8.79%           508      June 2008                  21,072         22,101
   Finance Company          5.81%           785      July 2006                  20,513         22,551
   Finance Company          9.45%         1,053      December 2005              20,307         22,945
   Finance Company          9.64%           421      December 2007              15,861         16,729
                                                                           ------------   ------------
                                                                           $ 4,011,372    $ 4,464,931

   Less current portion                                                     (1,650,707)    (1,783,449)
                                                                           ------------   ------------
   Long term portion                                                       $ 2,360,665    $ 2,681,482
                                                                           ============   ============

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Three Months Ended March 31, 2004 and 2003

(9) CONTINUED
    ---------

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

There are no outstanding shares of preferred stock as of March 31, 2004 and December 31, 2003, respectively.

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

In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who founded the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Associated with this transaction, the Company recorded warrants and the related deferred interest valued at $115,348. Deferred interest will be amortized to interest expense over the four year life of the related convertible note. Lender and finder fees related to the convertible note totaled $146,250.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 2004 and 2003

(10) CONTINUED
     ---------

On October 1, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, pursuant to the Company's 2003 Stock Compensation Plan, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of March 31, 2004, 335,338 shares remain available under this registration which may be awarded until October 1, 2008. During the three month periods ended March 31, 2004 and 2003, 81,950 and 117,475 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the three month periods ended March 31, 2004 and 2003, no shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2003. During the three month period ended March 31, 2004, no shares of accrued employee common stock grants were issued.

(11) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants to purchase 3,644,830 shares of common stock, at prices ranging from $0.10 to $1.00 per share, were outstanding at March 31, 2004. Options and warrants to purchase 3,653,668 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at March 31, 2003.

Compensation expense was not recorded for any issuance of options and warrants to officers or employees during the three month periods ended March 31, 2004 and 2003 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the

Company's net income/(loss) and earnings/(loss) per share for the three month periods ended March 31, 2004 and 2003 would have been the pro forma amounts presented below:

                                                     Three months ended March 31,
                                                          2004            2003
                                                      ------------    ------------
Net income (loss)
     As reported                                       $ (184,413)     $(471,781)
     Pro forma                                           (303,033)      (611,103)

Net income (loss) attributable to common stockholders
     As reported                                         (184,413)      (471,781)
     Pro forma                                           (303,033)      (611,103)

Basic and diluted earnings/(loss)per share
     As reported                                       $    (0.01)     $   (0.03)
     Pro forma                                         $    (0.02)     $   (0.04)

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the three month periods ended March 31, 2004 and 2003: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three month period ended March 31, 2003 was approximately $0.20. No options or warrants have been granted during the three month period ended March 31, 2004.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 2004 and 2003


(12) Recent Accounting Pronouncements
     --------------------------------
There are no recent accounting pronouncements that would materially affect the Company's financial position or results of operations as reflected in the financial statements included in this report.