Form 10QSB
period 2004-06-30
MIRACOR DIAGNOSTICS INC
filed 2004-08-16
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the Quarterly period ended June 30, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on July 31, 2004) was approximately $5,799,000.

As of July 31, 2004, registrant had outstanding 16,202,754 shares of the registrant's common stock and 2,702,700 shares of Series A Convertible Preferred Stock which was offered in July 2004 by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2004 and
         December 31, 2003................................................. F-1

         Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 2004 and 2003...................................... F-2

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 2004.................................... F-3

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2004 and 2003...................................... F-4

         Notes to Consolidated Financial Statements........................ F-6

Item 2.  Management's Discussion and Analysis..............................   3

Item 3.  Controls and Procedures...........................................   9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   9

Item 2.  Changes in Securities.............................................   9

Item 3.  Defaults Upon Senior Securities...................................   9

Item 4.  Submission of Matters to a Vote of Security Holders...............   9

Item 5.  Other Information.................................................   9

Item 6.  Exhibits and Reports on Form 8-K..................................   9

         Signatures........................................................   10

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended June 30, 2004.

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

         In 1998, we redefined our business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, we changed our name to Miracor Diagnostics, Inc. to reflect our focus in medical diagnostic imaging. We now own fourteen diagnostic centers in five states as follows:

           Date Acquired/Opened             Diagnostic Center Location
           --------------------             ---------------------------
           July 1998                        Orlando, Florida
                                            Oak Brook, Illinois
                                            Toledo, Ohio
           June 2001                        Laguna Niguel, California
                                            Long Beach, California
           October 2001                     Perrysburg, Ohio
           February 2002                    Woodridge, Illinois
           December 2002                    Coos Bay, Oregon
                                            Kissimmee, Florida
                                            Long Beach, California
                                            Carol Stream, Illinois
           January 2003                     Jacksonville, Florida
           June 2003                        Santa Barbara, California
           January 2004                     Orange Park, Florida

         In October 2003, Regional MRI of Jacksonville, Inc., one of our wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one.

         In May 2004, Envision Open MRI, LLC, a subsidiary of which we owned 51%, located in Newport Beach, California ceased operations.

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

         On July 14, 2004, we completed a private placement of $1 million of 3% Series A Convertible Preferred Stock.

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

Results of Operations
---------------------

         The following is information for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Net Revenue
------------

         Net patient service revenue for the quarter ended June 30, 2004 was $5,473,263 compared to $4,895,319 for the quarter ended June 30, 2003. The increase of 11.8% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which contributed $177,324 of net revenue and
         - the increase in net revenue of $400,620 at our existing locations.

         Revenue from diagnostic imaging centers is generated by providing imaging services for the healthcare market and accounted for all of the net revenue during the quarters ended June 30, 2004 and 2003.

Operating Expenses
------------------

         Costs of services were $2,854,845 for the three month period ended June 30, 2004 as compared to $2,695,048 for the same period ended June 30, 2003. The increase of 5.9% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which had $185,370 in operating costs.
         - the existing locations which had an increase of $41,866 in operating costs.

         This increase was partially offset by savings attributed to consolidation of operations at our Jacksonville locations in October 2003.

         Selling, general and administrative costs were $2,482,277 for the second quarter of 2004 as compared to $2,168,717 for the same period in 2003, representing an increase of 14.5%. This increase is attributed to additional costs relating to the increase in revenue as described above. Included in the 2004 costs was $125,197 related to the disposal of medical equipment.

Net Income/Loss
----------------

         Net loss for the three month period ended June 30, 2004 was $289,071 as compared to net loss of $323,416 for the three month period ended June 30, 2003. This decrease in net loss of 11.9% was primarily attributed to the increases in net revenue as described above.

         Basic and diluted loss per common share were $0.02 for the quarters ended June 30, 2004 and 2003.

         The following is information for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Net Revenue
------------

         Net patient service revenue for the six months ended June 30, 2004 was $10,687,214 compared to $9,201,789 for the six months ended June 30, 2003. The increase of 16.1% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which contributed $403,967 of net revenue and
         - the increase in net revenue of $1,081,458 at our existing locations.

         Revenue from diagnostic imaging centers is generated by providing imaging services for the healthcare market and accounted for all of the net revenue during the six months ended June 30, 2004 and 2003.

Operating Expenses
------------------

         Costs of services were $5,523,726 for the six month period ended June 30, 2004 as compared to $5,097,920 for the same period ended June 30, 2003. The increase of 8.4% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which had $345,207 in operating costs,
         - the existing locations which had an increase of $211,572 in operating costs.

         This increase was partially offset by savings attributed to consolidation of operations at our Jacksonville locations in October 2003.

         Selling, general and administrative costs were $4,764,578 for the first six months of 2004 as compared to $4,181,916 for the same period in 2003, representing an increase of 13.9%. This increase is attributed to additional costs relating to the increase in revenue as described above. Included in the 2004 costs was $125,197 related to the disposal of medical equipment.


Net Income/Loss
---------------

         Net loss for the six month period ended June 30, 2004 was $473,483 as compared to net loss of $795,198 for the six month period ended June 30, 2003. This decrease in net loss of 40.5% was primarily attributed to the increases in net revenue as described.

         Basic and diluted loss per common share were $0.03 for the six months ended June 30, 2004 compared to the basic and diluted loss per common share of $0.05 for the six months ended June 30, 2003. This decrease in basic and diluted loss per common share was primarily attributed to the increases in net revenue as described.


Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2004 was $600,657 as compared to $455,453 at December 31, 2003, representing a 31.9% increase.

         For the six month period ended June 30, 2004, we received $90,239 from increases in our line of credit. During the six months ended June 30, 2004, we made the following cash payments: $545,492 of principal payments on notes payable, $817,625 of principal payments on capital lease obligations and purchased equipment of $255,858. We received proceeds of $114,563 for disposal of equipment and incurred a loss of $125,197 from disposing other equipment. In addition during the six months ended June 30, 2004, operating activities provided $1,559,376 of net cash, which included a net loss of $473,483. Accounts receivable increased by $168,044; accounts payable and accrued expenses increased by $591,398; other net assets (excluding cash) decreased by $289,243. The following items decreased net income but did not affect cash:

         -        $76,939 in common stock paid for services in lieu of cash,
         -        $1,093,455 in depreciation and amortization, and
         - $24,672 in negative amortization of interest on notes payable.

         Changes in current assets and current liabilities resulted in a negative working capital position of $3,083,180 at June 30, 2004 as compared to a negative working capital of $2,306,606 at December 31, 2003. Our working capital is negative due to our line of credit being presented as a current liability.

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

         In July 2004, we placed our revolving line of credit with a bank having moved it from a finance company that declared bankruptcy in 2003. The line has a borrowing capacity of $3,000,000 and is due in October 2004. We are currently negotiating to increase the borrowing capacity and extend the due date. The borrowing base at June 30, 2004 was $2,870,120. The outstanding balance was $2,847,122 and $2,756,883 at June 30, 2004 and December 31, 2003, respectively.

         Subsequent to June 30, 2004, we completed the private placement of $1 million of 3% Series A Convertible Preferred Stock for a total of 2,702,700 shares which is convertible on a one-for-one basis into common stock at $0.37 per share subject to certain limitations and registrations. Also, 810,820 warrants were issued which are exercisable at $0.55 per share for period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock will have preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

         Despite our recent funding, we believe that we may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that any such additional funs can be obtained.

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

         Subsequent to June 30, 2004, we completed the private placement of $1 million of 3% Series A Convertible Preferred Stock for a total of 2,702,700 shares which is convertible on a one-for-one basis into common stock at $0.37 per share subject to certain limitations and registrations. Also, 810,820 warrants were issued which are exercisable at $0.55 per share for period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock will have preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

         Despite our recent funding, we believe that we may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that any such additional funs can be obtained.

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

         Goodwill at June 30, 2004 was $8,813,944. Goodwill is recorded as a result of acquiring diagnostic centers. The centers are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any.

         For the years ended December 31, 2003 and 2002, we recorded no impairment of goodwill. (took out sentence here) Based upon certain estimates and assumptions used in projecting the performance of our reporting units, there is an indication that at year-end we may have a reporting unit whose carrying amount will exceed its fair value. This would result in a potential goodwill impairment of approximately $1,000,000. Management is working toward improving the performance of the reporting unit which will, in turn, increase its fair value.

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

         From time to time we have been named as a defendant in a lawsuit. Except as disclosed above, as of June 30, 2004, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 13, 2004, we held an annual meeting of our shareholders. We reelected Messrs. M. Lee Hulsebus and Stephen A McConnell as directors. The vote was 12,868,752 in favor, 501,310 against and 246,905 abstentions. Both directors' terms end in 2007.

         We approved our auditors, Tschopp, Whitcomb & Orr, P.A., for the year ended December 31, 2004. The vote was 13,264,537 in favor, 352,428 against, and 2 abstentions.

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

Reports on Form 8-K
-------------------

         We filed current reports on Form 8-K on March 19, 2004; May 13, 2004 and July 26, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----

/s/ M. Lee Hulsebus        Chairman of the Board,                August 16, 2004
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                            August 16, 2004
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer               August 16, 2004
------------------------
    Ross S. Seibert


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                     June 30,        December 31,
                                                                       2004              2003
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    600,657       $    455,453
     Accounts receivable (net of contractual adjustments and
       allowances of $8,889,535 and $8,374,078)                      6,202,379          6,034,334
     Prepaid expenses and other assets                                  87,392            211,337
                                                                  -------------      -------------
               Total current assets                                  6,890,428          6,701,124
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  8,078,176          8,616,368
     Machinery and equipment                                         5,305,297          4,454,016
     Leasehold improvements                                          1,685,643          1,312,204
     Furniture and fixtures                                            113,850            112,151
                                                                  -------------      -------------
                                                                    15,182,966         14,494,739

          Less accumulated depreciation                             (7,106,150)        (6,500,490)
                                                                  -------------      -------------
Net property and equipment                                           8,076,816          7,994,249

Goodwill                                                             8,813,944          8,813,944

Other assets                                                           530,667            581,385
                                                                  -------------      -------------
               Total assets                                       $ 24,311,855       $ 24,090,702
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $  1,910,090       $  1,384,511
     Accrued expenses                                                1,699,279          1,615,414
     Line of credit                                                  2,847,122          2,756,883
     Notes payable, related parties - current portion                   80,208             22,917
     Notes payable - current portion                                 1,824,448          1,444,556
     Capital lease obligations - current portion                     1,612,461          1,783,449
                                                                  -------------      -------------
               Total current liabilities                             9,973,608          9,007,730

Other liabilities:
     Notes payable, related parties - long term                         80,209            137,500
     Notes payable - long term                                       9,427,141          9,202,851
     Capital lease obligations - long term                           2,050,954          2,681,482
                                                                  -------------      -------------
               Total liabilities                                    21,531,912         21,029,563
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 0 shares issued and outstanding)                       --                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,136,254 and 15,968,054 outstanding)          2,420,438          2,395,208
     Additional paid-in capital                                     27,747,352         27,580,295
     Accumulated deficit                                           (27,387,847)       (26,914,364)
                                                                  -------------      -------------
               Total stockholders' equity                            2,779,943          3,061,139
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 24,311,855       $ 24,090,702
                                                                  =============      =============


See notes to consolidated financial statements.


                                       MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)
                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                 ------------------------------    ------------------------------

                                                      2004              2003           2004             2003
                                                 -------------    -------------    -------------    -------------
Net patient service revenue                      $  5,473,263     $  4,895,319     $ 10,687,214     $  9,201,789

Operating expenses:
  Costs of services                                 2,854,845        2,695,048        5,523,726        5,097,920
  Selling, general and administrative expenses      2,482,277        2,168,717        4,764,578        4,181,916
                                                 -------------     ------------    -------------    -------------
Total operating expenses                            5,337,122        4,863,765       10,288,304        9,279,836
                                                 -------------     ------------    -------------    -------------

 Income (loss) from operations                        136,141           31,554          398,910          (78,047)

 Interest expense                                    (425,212)        (362,423)        (872,393)        (734,894)
                                                 -------------    -------------    -------------    -------------
Loss before minority interest                        (289,071)        (330,869)        (473,483)        (812,941)

Minority interest                                          --            7,453               --           17,743
                                                 -------------    -------------    -------------    -------------
Net loss                                          $  (289,071)     $  (323,416)      $ (473,483)   $    (795,198)
                                                 =============    =============    =============    =============

Loss per share:

Loss per share-basic                             $      (0.02)      $     (0.02)    $     (0.03)     $     (0.05)
Loss per share-diluted                           $      (0.02)      $     (0.02)    $     (0.03)     $     (0.05)
Weighted average shares outstanding-basic          16,117,391        15,352,157      16,074,268       15,255,736
Weighted average shares outstanding-diluted        16,117,391        15,352,157      16,074,268       15,255,736



See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              For the Six Months Ended June 30, 2004

                                             (Unaudited)

                                                        COMMON STOCK            ADDITIONAL
                                                 --------------------------      PAID-IN      ACCUMULATED
                                                    SHARES        AMOUNT         CAPITAL        DEFICIT          TOTAL
                                                 ------------   ------------   ------------  -------------  -------------
Balance, January 1, 2004                          15,968,054    $ 2,395,208    $27,580,295   $(26,914,364)  $  3,061,139

Common stock issued for services                     168,200         25,230         51,709             --         76,939

Warrants issued with debt                                 --             --        115,348             --        115,348

Net loss                                                  --             --             --       (473,483)      (473,483)
                                                 ------------   ------------   ------------  -------------  -------------
Balance, June 30, 2004                            16,136,254    $ 2,420,438    $27,747,352   $(27,387,847)  $  2,779,943
                                                 ============   ============   ============  =============  =============

See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                     2004              2003
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net loss                                                                    $  (473,483)       $ (795,198)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Stock paid for services and interest                                       76,939            60,487
           Minority interest                                                              --           (17,744)
           Depreciation and amortization                                           1,093,455         1,025,082
           Loss on disposal of fixed assets                                          125,197                --
            Negative amortization of notes payable                                    24,672           103,783
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (168,044)         (644,730)
              Other assets                                                           289,243          (139,911)
              Accounts payable and accrued expenses                                  591,398           517,216
                                                                                 ------------      ------------
                     Net cash provided by operating activities                     1,559,377           108,985
                                                                                 ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of equipment                                             114,563                --
     Purchase of property and equipment                                             (255,858)         (156,310)
                                                                                 ------------      ------------

                     Net cash used by investing activities                          (141,295)         (156,310)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                       90,239           530,131
     Proceeds from notes payable                                                          --         1,250,000
     Principal payments on notes payable, related parties                                 --           (81,250)
     Principal payments on notes payable                                            (545,492)         (186,473)
     Principal payments on capital lease obligations                                (817,625)         (871,866)
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                    (1,272,878)          640,542
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                            145,204           593,217

Cash and cash equivalents, beginning of period                                       455,453           379,201
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $   600,657       $   972,418
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                      2004            2003
                                                                  -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payments For:
     Interest                                                     $  847,721      $  613,195
     Income taxes                                                 $   11,647      $    6,358

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Stock Issued For:
     Compensation and Services:
     Legal, professional and employee services                    $   39,314      $   30,590
     Directors' fees                                                  37,625          29,897
                                                                  -----------     -----------
                                                                  $   76,939      $   60,487
                                                                  ===========     ===========

Warrants issued in connection with note payable                   $  115,346      $       --
                                                                  ===========     ===========

Equipment Financed Using Notes Payable                            $1,125,000      $1,218,410
                                                                  ===========     ===========

Equipment Financed Using Capital Leases                           $       --      $1,625,690
                                                                  ===========     ===========

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2004 and 2003

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2004, and the results of operations for the three month and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three month and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

(2) REVENUE RECOGNITION
    -------------------

The principal source of revenue is from diagnostic imaging, which is recognized as performed net of contractual adjustments and allowances. As of June 30, 2004 and December 31, 2003, the Company had reserves against its accounts receivable of $8,889,535 and $8,374,078 respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2004 and 2003

(3) LOSS PER COMMON SHARE
    ---------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted loss per share for the three and six month periods ended June 30, 2004 and 2003:

                                                    Three months ended June 30,            Six months ended June 30,
                                                      2004               2003               2004               2003
                                                  -------------      -------------      -------------      -------------
Basic loss per share:
Net loss available to common shareholders         $   (289,071)      $   (323,416)      $   (473,483)      $   (795,198)
                                                  -------------      -------------      -------------      -------------
Weighted average shares outstanding                 16,117,391         15,352,157         16,074,268         15,255,736

Basic loss per share                              $      (0.02)      $      (0.02)      $      (0.03)      $      (0.05)
                                                  =============      =============      =============      =============

Diluted loss per share:
Net loss available to common shareholders         $   (289,071)      $   (323,416)      $   (473,483)      $   (795,198)
                                                  -------------      -------------      -------------      -------------
Adjusted net loss available to common
   shareholders assuming conversion                   (289,071)          (323,416)          (473,483)          (795,198)
                                                  -------------      -------------      -------------      -------------

Weighted average shares outstanding                 16,117,391         15,352,157         16,074,268         15,255,736

Effect of dilutive securities:
    Warrants                                                --                 --                 --                 --
    Employee stock options                                  --                 --                 --                 --
    Employee stock-based compensation awards                --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------
Adjusted weighted average shares outstanding
    and assumed conversions                         16,117,391         15,352,157         16,074,268         15,255,736
                                                  =============      =============      =============      =============

Diluted loss per share                            $      (0.02)      $      (0.02)      $      (0.03)      $      (0.05)
                                                  =============      =============      =============      =============

Options and warrants to purchase 3,949,830 shares of common stock, at prices ranging from $1.00 to $0.10 per share, were outstanding during the three and six month periods but not included in the June 30, 2004 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from March 15, 2005 to March 31, 2014, were still outstanding at June 30, 2004.

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

                 For the Six Months Ended June 30, 2004 and 2003

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

In 2001, the Company acquired Laguna Niguel MRI, Inc., a diagnostic imaging center located in Laguna Niguel, California, Envision Healthcare, LLC, a diagnostic imaging center located in Long Beach, California and 51% of Envision Open MRI, LLC, a diagnostic imaging center located in Newport Beach, California. However, Envision Open MRI, LLC ceased operations during May of 2004.

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

              For the Six Months Ended June 30, 2004 and 2003

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

At June 30, 2004, the Company has net goodwill in the amount of $8,813,134, which is subject to the provisions of Statement 142. At December 31, 2003, the Company performed its annual assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2003. For the six months ended June 30, 2004, no events have occurred which would cause the Company to change that assessment; however, based upon certain estimates and assumptions used in projecting the performance of the Company's reporting units, there is an indication that at year-end the Company may have a reporting unit whose carrying amount will exceed its fair value. This would result in a potential goodwill impairment of approximately $1,000,000. Management is working toward improving the performance of the reporting unit which will, in turn, increase its fair value.

(6) LINE OF CREDIT
    --------------
In July 2004, the Company placed their revolving line of credit with a bank having moved it from a finance company that declared bankruptcy in 2003. The line has a borrowing capacity of $3,000,000 and is due in October 2004. The Company is currently negotiating to increase the borrowing capacity and extend the due date. The borrowing base at June 30, 2004 was $2,870,120. The outstanding balance was $2,847,122 and $2,756,883 at June 30, 2004 and December 31, 2003, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 2004 and 2003

(7) NOTES PAYABLE
    -------------

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-       June 30,     December 31,
   Type of Lender          Rate        Payment       Due Date          note          2004           2003
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Bank                     9.85%       $50,680      April 2009           A      $ 2,393,589    $ 2,545,004
   Bank                     8.54%        36,215      January 2010         B        1,991,355      2,078,006
   Bank                     8.54%        32,194      January 2010         C        1,770,236      1,847,265
   Finance Company         10.84%        35,596      December 2008        D        1,515,745      1,643,090
   Investment Company      12.00%            --      June 2007            E        1,250,000      1,250,000
   Finance Company          8.06%        23,204      June 2009            G        1,142,790             --
   Bank                     9.91%        25,537      January 2009         F        1,141,224      1,205,041
   Finance Company         10.50%         1,434      December 2005        -           23,782         30,917
   Bank                    10.20%           464      April 2008           -           17,591         19,421
   Finance Company         10.50%         2,975      August 2004          -            5,277         22,325
   Finance Company         10.50%         2,149      March 2004           -               --          6,337
                                                                                 ------------   ------------
                                                                                 $11,251,589    $10,647,407

   Less current portion                                                           (1,824,448)    (1,444,556)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,427,141    $ 9,202,851
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

               For the Six Months Ended June 30, 2004 and 2003

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

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. At June 30, 2004 and December 31, 2003 the balance of these notes was $160,417.

Included in Accounts Payable is $100,000 owed to the President and Chief Operating Officer. Such funds were provided to the Company for tenant improvements for the center in Orange Park, Florida opened in January 2004. The amount was paid in full in July 2004.

(9) CAPITAL LEASE OBLIGATIONS
    -------------------------
Capital Lease obligations consisted of the following:

                         Interest      Monthly                                 June 30,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2004           2003
   ---------------      ----------    ---------    --------------          ------------   ------------
   Bank                    11.54%       $23,615      April 2007            $   787,295    $   865,245
   Finance Company          2.33%        15,675      May 2008                  703,359        788,606
   Bank                    12.18%        30,050      September 2005            492,094        613,645
   Finance Company          8.48%        16,469      February 2006             288,146        366,970
   Finance Company          9.56%         5,728      January 2008              207,850        231,615
   Finance Company          9.78%         4,203      May 2008                  163,565        180,304
   Finance Company          8.71%         3,582      June 2008                 144,740        159,549
   Finance Company          6.10%         7,175      February 2006             136,106        174,317
   Finance Company          4.33%        12,643      February 2005             101,144        140,089
   Bank                    12.92%        27,892      August 2004                79,637        131,324
   Finance Company          3.67%         1,369      June 2008                  61,016         68,032
   Finance Company          5.97%        15,852      October 2004               57,989        142,842
   Bank                    11.54%         1,654      March 2007                 54,749         58,069
   Finance Company          6.25%         1,260      June 2008                  53,387         59,172
   Bank                    11.55%         1,622      February 2007              51,174         54,499
   Finance Company          4.76%         1,142      April 2008                 47,955         53,591
   Finance Company          7.03%           886      September 2008             40,004         44,101
   Bank                    10.99%           807      April 2008                 30,175         33,258
   Finance Company          5.75%         3,529      February 2005              27,501         47,299
   Finance Company          7.80%           591      August 2008                25,207         27,720
   Finance Company         10.43%           568      July 2008                  22,590         24,755
   Finance Company          8.79%           508      June 2008                  20,019         22,101
   Finance Company          5.81%           785      July 2006                  18,445         22,551
   Finance Company          9.45%         1,053      December 2005              17,607         22,945
   Finance Company          4.20%        16,747      August 2004                16,689        115,603
   Bank                     9.64%           421      December 2007              14,972         16,729
                                                                           ------------   ------------
                                                                           $ 3,663,415    $ 4,464,931

   Less current portion                                                     (1,612,461)    (1,783,449)
                                                                           ------------   ------------
   Long term portion                                                       $ 2,050,954    $ 2,681,482
                                                                           ============   ============

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2004 and 2003

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

Subsequent to June 30, 2004, the Company completed the private placement of $1 million of 3% Series A Convertible Preferred Stock for a total of 2,702,700 shares which is convertible on a one-for-one basis into common stock at $0.37 per share subject to certain limitations and registrations. Also, 810,820 warrants were issued which are exercisable at $0.55 per share for period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock will have preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. (See Note 13).

There are no outstanding shares of preferred stock as of June 30, 2004 and December 31, 2003, respectively.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2004 and 2003

(10) CONTINUED
     ---------

On October 1, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, pursuant to the Company's 2003 Stock Compensation Plan, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of June 30, 2004, 249,138 shares remain available under this registration which may be awarded until October 1, 2008. During the six month periods ended June 30, 2004 and 2003, 168,200 and 240,975 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the six month periods ended June 30, 2004 and 2003, no shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2003. During the sx month period ended June 30, 2004, no shares of accrued employee common stock grants were issued.

(11) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants to purchase 3,949,830 shares of common stock, at prices ranging from $0.10 to $1.00 per share, were outstanding at June 30, 2004. Options and warrants to purchase 4,241,168 shares of common stock, at prices ranging from $0.01 to $28.00 per share, were outstanding at June 30, 2003.

Compensation expense was not recorded for any issuance of options and warrants to officers or employees during the three month and six month periods ended June 30, 2004 and 2003 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the three month and six month periods ended June 30, 2004 and 2003 would have been the pro forma amounts presented below:

                                                     Three months ended June 30,      Six months ended June 30,
                                                        2004            2003            2004            2003
                                                    ------------    ------------    ------------    ------------
Net loss
     As reported                                     $ (289,071)     $ (323,416)      $ (473,483)     $ (795,198)
     Pro forma                                         (324,225)       (482,315)        (627,256)     (1,093,419)

Net loss attributable to common stockholders
     As reported                                       (289,071)       (323,416)        (473,483)       (795,198)
     Pro forma                                         (324,225)       (482,315)        (627,256)     (1,093,419)

Basic and diluted loss per share
     As reported                                     $    (0.02)     $    (0.02)      $    (0.03)     $    (0.05)
     Pro forma                                       $    (0.02)     $    (0.03)      $    (0.04)     $    (0.07)


The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the three and the six month periods ended June 30, 2004 and 2003: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three and six month periods ended June 30, 2004 and 2003 were approximately $0.50 and $0.25, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2004 and 2003

(12) Recent Accounting Pronouncements
     --------------------------------
There are no recent accounting pronouncements that would materially affect the Company's financial position or results of operations as reflected in the financial statements included in this report.


(13) Subsequent Events
     -----------------

On July 14, 2004, The Company completed a private placement of $1 million of 3% Series A Convertible Preferred Stock (the "Stock") for a total of 2,702,700 shares which is convertible on a one-for-one basis into common stock at $0.37 per share subject to certain limitations and registrations. Also, 810,820 warrants were issued which are exercisable at $0.55 per share for period of five years from the date of issuance. The Stock will have preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. The Company plans to use the net proceeds for working capital needs. 1st BridgeHouse Securities, LLC acted as the Lead Placement Agent for the issue. 1st BridgeHouse Securities is headquartered in Franklin, Tennessee, with branches in Coral Gables, Florida and Chicago, Illinois.

In July 2004, the Company placed its revolving line of credit with a bank having moved it from a finance company that declared bankruptcy in 2003. The line has a borrowing capacity of $3,000,000 and is due in October 2004. The Company is currently negotiating to increase the borrowing capacity and extend the due date.