Form 10QSB
period 2004-09-30
MIRACOR DIAGNOSTICS INC
filed 2004-11-16
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the Quarterly period ended September 30, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on October 29, 2004) was $4,817,653.

As of October 29, 2004, registrant had outstanding 16,292,804 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock. The Preferred Stock was sold during the quarter ended September 30, 2004 by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2004 and
         December 31, 2003................................................. F-1

         Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 2004 and 2003................................. F-2

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 2004.............................. F-3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2004 and 2003................................. F-4

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended September 30, 2004.

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

         Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, is not registered as it is privately held.

Results of Operations
---------------------

The following is information for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Net Revenue
------------

         Net patient service revenue for the quarter ended September 30, 2004 was $5,039,452 compared to $5,155,007 for the quarter ended September 30, 2003. The decrease of 2.3% is attributed to:

         - the closure of the diagnostic imaging center located in Newport Beach, California (May 2004) which contributed $124,667 of net revenue for the third quarter in 2003 and

         - the decrease in net revenue of $89,209 at our existing locations.

         This decrease was partially offset by the start-up diagnostic imaging center located in Orange Park, Florida (January 2004) which contributed $98,321 of net revenue.

         Revenue from diagnostic imaging centers is generated by providing imaging services for the healthcare market and accounted for all of the net revenue during the quarters ended September 30, 2004 and 2003.

Operating Expenses
------------------

         Costs of services were $2,678,715 for the three month period ended September 30, 2004 as compared to $2,926,900 for the same period ended September 30, 2003. The decrease of 8.5% is attributed to:

         - the closure of the diagnostic imaging center located in Newport Beach, California (May 2004) which had $93,064 in operating costs,

         - the consolidation of operations in Jacksonville, Florida (October 2003) which had $67,647 in operating expenses and

         - the existing locations which had a decrease of $163,406 in operating costs.

         This decrease was partially offset by operating costs of $75,932 attributed to start-up operations of a diagnostic imaging center in Orange Park, Florida in January 2004.

         Selling, general and administrative costs were $2,251,814 for the third quarter of 2004 as compared to $2,136,482 for the same period in 2003, representing an increase of 5.4%. This increase was primarily attributed to additional costs related to our start-up diagnostic imaging center in Orange Park, Florida. The increase was partially offset by $80,000 claimed for business interruption insurance due to hurricanes affecting our Florida centers.

Net Income/Loss
----------------

         Net loss for the three month period ended September 30, 2004 was $298,963 as compared to net loss of $343,136 for the three month period ended September 30, 2003. This decrease in net loss of 12.9% was primarily attributed to the decreases in operating costs as described above.

         Basic and diluted loss per common share were $0.02 for the quarters ended September 30, 2004 and 2003.

The following is information for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net Revenue
------------

         Net patient service revenue for the nine months ended September 30, 2004 was $15,726,666 compared to $14,356,796 for the nine months ended September 30, 2003. The increase of 9.5% is attributed to:

         - the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which contributed $467,368 of net revenue and

         - the increase in net revenue of $1,165,395 at our existing locations.

         This increase was partially offset by the closure of the diagnostic center located in Newport Beach, California (May 2004).

         Revenue from diagnostic imaging centers is generated by providing imaging services for the healthcare market and accounted for all of the net revenue during the nine months ended September 30, 2004 and 2003.

Operating Expenses
------------------

         Costs of services were $8,202,441 for the nine month period ended September 30, 2004 as compared to $8,024,821 for the same period ended September 30, 2003. The increase of 2.2% is attributed to the start-up diagnostic imaging centers located in Santa Barbara, California (June 2003) and Orange Park, Florida (January 2004) which had $438,836 in operating costs.

         This increase was largely offset by savings of $261,216 in operating costs at our existing locations attributed to the consolidation of operations at our Jacksonville locations in October 2003 and by the closure of the diagnostic imaging center located in Newport Beach, California in May 2004.

         Selling, general and administrative costs were $7,016,392 for the first nine months of 2004 as compared to $6,318,398 for the same period in 2003, representing an increase of 11.0%. This increase is attributed to additional costs relating to the increase in revenue as described above. Included in the 2004 costs was $125,197 related to the disposal of medical equipment.

Net Income/Loss
---------------

         Net loss for the nine month period ended September 30, 2004 was $772,446 as compared to net loss of $1,138,334 for the nine month period ended September 30, 2003. This decrease in net loss of 32.1% was primarily attributed to the increases in net revenue as described.

         Basic and diluted loss per common share were $0.05 for the nine months ended September 30, 2004 compared to the basic and diluted loss per common share of $0.07 for the nine months ended September 30, 2003. This decrease in basic and diluted loss per common share was primarily attributed to the increases in net revenue as described.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2004 was $521,278 as compared to $455,453 at December 31, 2003, representing a 14.5% increase.

         For the nine month period ended September 30, 2004, we received $74,836 from increases in our line of credit. During the nine months ended September 30, 2004, we made the following cash payments: $7,317 of dividends paid to preferred shareholders, $899,840 of principal payments on notes payable, $1,271,213 of principal payments on capital lease obligations and purchased equipment of $291,207. We received proceeds of $114,563 for disposal of equipment and incurred a loss of $125,197 from disposing other equipment. We also received net proceeds from sale of preferred stock of $1,119,906. In addition during the nine months ended September 30, 2004, operating activities provided $1,226,097 of net cash, which included a net loss of $772,446. Accounts receivable increased by $300,380; accounts payable and accrued expenses increased by $37,371; other net assets (excluding cash) decreased by $342,513. The following items decreased net income but did not affect cash:

         -        $121,000 in common stock paid for services in lieu of cash,
         -        $1,647,404 in depreciation and amortization, and
         - $24,672 in negative amortization of interest on notes payable.

         Changes in current assets and current liabilities resulted in a negative working capital position of $2,481,188 at September 30, 2004 as compared to a negative working capital of $2,306,606 at December 31, 2003. Our working capital is negative due to our line of credit being presented as a current liability.

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

         In July 2004, we placed our revolving line of credit with a bank having moved it from a finance company that declared bankruptcy in 2003. The line has a borrowing capacity of $3,000,000 and was due in October 2004. We are currently negotiating to increase the borrowing capacity and have received a statement from our lender declaring that the line of credit will remain in place until a final agreement has been completed. The borrowing base at September 30, 2004 was $2,846,229. The outstanding balance was $2,831,719 and $2,756,883 at September 30, 2004 and December 31, 2003, respectively.

         During the quarter ended September 30, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,119,906, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the quarter ended September 30, 2004, $7,317 in cash dividends were paid to preferred stockholders.

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

         Despite our recent funding, we believe that we may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that any such additional funds can be obtained.

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

         Goodwill at September 30, 2004 was $8,813,944. Goodwill is recorded as a result of acquiring diagnostic centers. The centers are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any.

         For the years ended December 31, 2003 and 2002, we recorded no impairment of goodwill. Based upon certain estimates and assumptions used in projecting the performance of our reporting units, there is an indication that at year-end we may have a reporting unit whose carrying amount will exceed its fair value. This would result in a potential goodwill impairment of approximately $1,000,000 or more. Management is working toward improving the performance of the reporting unit which will, in turn, increase its fair value.

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

         In 2005, we will perform an assessment and evaluation of our internal controls as required by the Sarbanes-Oxley Act of 2002. Through this assessment, we expect to identify any potential control deficiencies and, if present, assess whether or not they rise to the level of significant deficiencies or material weaknesses. There can be no assurances that control deficiencies, if any, will be identified and remediated. There also can be no assurances that any unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We were sued in the Superior Court of the State of California, Los Angeles County in a matter entitled: PETER FOLDVARY, M.D., P.C. V. MIRACOR DIAGNOSTICS, INC. In that suit the plaintiff alleged acts of 'tortious interference' by us in connection with the activities of our wholly owned subsidiary Envision Healthcare, Inc. The parties are involved in settlement discussions to resolve the issues. On the basis of available information, counsel is of the opinion that there is no significant legal exposure to us.

         From time to time we have been named as a defendant in a lawsuit. Except as disclosed above, as of September 30, 2004, all such lawsuits have been dismissed or settled through agreed-upon payment terms. There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,119,906, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the quarter ended September 30, 2004, $7,317 in cash dividends were paid to preferred stockholders.

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

Reports on Form 8-K
-------------------

         We filed current reports on Form 8-K on July 26, 2004; August 19, 2004 and September 29, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ M. Lee Hulsebus        Chairman of the Board,              November 15, 2004
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                          November 15, 2004
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer             November 15, 2004
------------------------
    Ross S. Seibert


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                      2004                2003
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    521,278       $    455,453
     Accounts receivable (net of contractual adjustments and
       allowances of $9,110,023 and $8,374,078)                      6,334,716          6,034,334
     Prepaid expenses and other assets                                 109,928            211,337
                                                                  -------------      -------------
               Total current assets                                  6,965,922          6,701,124
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  6,924,762          8,616,368
     Machinery and equipment                                         6,664,026          4,454,016
     Leasehold improvements                                          1,690,540          1,312,204
     Furniture and fixtures                                            113,850            112,151
                                                                  -------------      -------------
                                                                    15,393,178         14,494,739

          Less accumulated depreciation                             (7,660,865)        (6,500,490)
                                                                  -------------      -------------
Net property and equipment                                           7,732,313          7,994,249

Goodwill                                                             8,813,944          8,813,944

Other assets                                                           454,860            581,385
                                                                  -------------      -------------
               Total assets                                       $ 23,967,039       $ 24,090,702
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $  1,704,248       $  1,384,511
     Accrued expenses                                                1,351,094          1,615,414
     Line of credit                                                  2,831,719          2,756,883
     Notes payable, related parties - current portion                  114,583             22,917
     Notes payable - current portion                                 1,969,802          1,444,556
     Capital lease obligations - current portion                     1,475,664          1,783,449
                                                                  -------------      -------------
               Total current liabilities                             9,447,110          9,007,730

Other liabilities:
     Notes payable, related parties - long term                         45,834            137,500
     Notes payable - long term                                       9,102,302          9,202,851
     Capital lease obligations - long term                           1,734,162          2,681,482
                                                                  -------------      -------------
               Total liabilities                                    20,329,408         21,029,563
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized;  3,378,376 and 0 shares outstanding)               33,784                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,231,554 and 15,968,054 outstanding)          2,434,733          2,395,208
     Additional paid-in capital                                     28,863,241         27,580,295
     Accumulated deficit                                           (27,694,127)       (26,914,364)
                                                                  -------------      -------------
               Total stockholders' equity                            3,637,631          3,061,139
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 23,967,039       $ 24,090,702
                                                                  =============      =============


See notes to consolidated financial statements.


                                       MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)
                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                 ------------------------------    ------------------------------

                                                      2004              2003           2004             2003
                                                 -------------    -------------    -------------    -------------
Net patient service revenue                      $  5,039,452     $  5,155,007     $ 15,726,666     $ 14,356,796

Operating expenses:
  Costs of services                                 2,678,715        2,926,900        8,202,441        8,024,821
  Selling, general and administrative expenses      2,251,814        2,136,482        7,016,392        6,318,398
                                                 -------------     ------------    -------------    -------------
Total operating expenses                            4,930,529        5,063,382       15,218,833       14,343,219
                                                 -------------     ------------    -------------    -------------

 Income from operations                               108,923           91,625          507,833           13,577

 Interest expense                                    (407,886)        (438,875)      (1,280,279)      (1,173,769)
                                                 -------------    -------------    -------------    -------------
Loss before minority interest                        (298,963)        (347,250)        (772,446)      (1,160,192)

Minority interest                                          --            4,114               --           21,858
                                                 -------------    -------------    -------------    -------------
Net loss                                         $   (298,963)    $   (343,136)    $   (772,446)    $ (1,138,334)
                                                 =============    =============    =============    =============









Loss per share:
    Net Loss                                     $   (298,963)    $   (343,136)    $   (772,446)    $ (1,138,334)
    Add cumulative preferred stock dividends            7,317               --            7,317               --
                                                 -------------    -------------    -------------    -------------
Net loss attributable to common shareholders     $   (306,208)    $   (343,136)    $   (779,763)    $ (1,138,334)
                                                 =============    =============    =============    =============

Loss per share-basic                             $      (0.02)    $      (0.02)    $      (0.05)    $      (0.07)
Loss per share-diluted                           $      (0.02)    $      (0.02)    $      (0.05)    $      (0.07)
Weighted average shares outstanding-basic          16,205,195       15,439,064       16,118,229       15,317,517
Weighted average shares outstanding-diluted        16,205,195       15,439,064       16,118,229       15,317,517


See notes to consolidated financial statements.


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              For the Nine Months Ended September 30, 2004

                                             (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2004                                 --            --        15,968,054   $ 2,395,208

Common stock issued for services                         --            --           263,500        39,525

Preferred stock and warrants sold                 3,378,376       $33,784                --            --

Warrants issued with debt                                --            --                --            --

Cash dividends issued to preferred stockholders          --            --                --            --

Net loss                                                 --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, September 30, 2004                       3,378,376       $33,784        16,231,554   $ 2,434,733
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                     PAID-IN        ACCUMULATED
                                                     CAPITAL          DEFICIT         TOTAL
                                                    ------------   -------------   ------------
Balance, January 1, 2004                            $27,580,295    $(26,914,364)   $  3,061,139

Common stock issued for services                         81,475              --         121,000

Preferred stock and warrants sold                     1,086,123              --       1,119,906

Warrants issued with debt                               115,348              --         115,348

Cash dividends issued to preferred stockholders              --          (7,317)         (7,317)

Net loss                                                     --        (772,446)       (772,446)
                                                   -------------   -------------   -------------
Balance, September 30, 2004                        $ 28,863,241    $(27,694,127)   $   3,637,631
                                                   =============   =============   =============
See notes to consolidated financial statements.

                                                     F-3


                                      MIRACOR DIAGNOSTICS, INC.

                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                     2004              2003
                                                                                 ------------     -------------
Cash flows from operating activities:
     Net loss                                                                    $  (772,446)      $(1,138,334)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Stock paid for services and interest                                      121,000            88,462
           Minority interest                                                              --           (21,859)
           Depreciation and amortization                                           1,648,170         1,614,444
           Loss on disposal of fixed assets                                          125,197                --
           Negative amortization of notes payable                                     24,672           113,667
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (300,380)       (1,011,429)
              Other assets                                                           342,513          (185,626)
              Accounts payable and accrued expenses                                   37,371           740,820
                                                                                 ------------      ------------
                     Net cash provided by operating activities                     1,226,097           200,145
                                                                                 ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of equipment                                             114,563                --
     Purchase of property and equipment                                             (291,207)         (162,250)
                                                                                 ------------      ------------

                     Net cash used by investing activities                          (176,644)         (162,250)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                       74,836           754,421
     Proceeds from notes payable                                                          --         1,250,000
     Net proceeds from the sale of preferred stock and warrants,
          net of closing costs                                                     1,119,906                --
     Cash dividends issued to preferred stockholders                                  (7,317)               --
     Principal payments on notes payable, related parties                                 --          (121,875)
     Principal payments on notes payable                                            (899,840)         (430,295)
     Principal payments on capital lease obligations                              (1,271,213)       (1,372,180)
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                      (983,628)           80,071
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                             65,825           117,966

Cash and cash equivalents, beginning of period                                       455,453           379,201
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $   521,278       $   497,167
                                                                                 ============      ============

See notes to consolidated financial statements.

                               MIRACOR DIAGNOSTICS, INC.

                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                      2004            2003
                                                                  -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payments For:
     Interest                                                     $1,255,607      $1,042,186
     Income taxes                                                 $   11,597      $    6,358

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Stock Issued For:
     Compensation and Services:
     Legal, professional and employee services                    $   56,975      $   46,490
     Directors' fees                                                  64,025          41,972
                                                                  -----------     -----------
                                                                  $  121,000      $   88,462
                                                                  ===========     ===========

Warrants issued in connection with note payable                   $  115,346      $       --
                                                                  ===========     ===========

Warrants issued as closing costs in connection
       with preferred stock                                       $  192,850      $       --
                                                                  ===========     ===========

Equipment Financed Using Notes Payable                            $1,299,863      $1,218,410
                                                                  ===========     ===========

Equipment Financed Using Capital Leases                           $       --      $1,625,690
                                                                  ===========     ===========

See notes to consolidated financial statements.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2004 and 2003

(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2004, and the results of operations for the three month and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three month and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

(2) REVENUE RECOGNITION
    -------------------

The principal source of revenue is from diagnostic imaging, which is recognized as performed net of contractual adjustments and allowances. As of September 30, 2004 and December 31, 2003, the Company had reserves against its accounts receivable of $9,110,023 and $8,374,078 respectively. The Company is presently operating in this one business segment and only in the United States.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2004 and 2003

(3) LOSS PER COMMON SHARE
    ---------------------

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted loss per share for the three and nine month periods ended September 30, 2004 and 2003:

                                                  Three months ended September 30,       Nine months ended September 30,
                                                      2004               2003               2004               2003
                                                  -------------      -------------      -------------      -------------
Basic loss per share:
Net loss available to common shareholders         $   (306,208)      $   (343,136)      $   (779,763)      $ (1,138,334)
                                                  -------------      -------------      -------------      -------------
Weighted average shares outstanding                 16,205,195         15,439,064         16,118,229         15,317,517

Basic loss per share                              $      (0.02)      $      (0.02)      $      (0.05)      $      (0.07)
                                                  =============      =============      =============      =============

Diluted loss per share:
Net loss available to common shareholders         $   (306,208)      $   (343,136)      $   (779,763)      $ (1,138,334)
                                                  -------------      -------------      -------------      -------------
Adjusted net loss available to common
   shareholders assuming conversion                   (306,208)          (343,136)          (779,763)        (1,138,334)
                                                  -------------      -------------      -------------      -------------

Weighted average shares outstanding                 16,205,195         15,439,064         16,118,229         15,317,517

Effect of dilutive securities:
    Warrants                                                --                 --                 --                 --
    Employee stock options                                  --                 --                 --                 --
    Employee stock-based compensation awards                --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------
Adjusted weighted average shares outstanding
    and assumed conversions                         16,205,195         15,439,064         16,118,229         15,317,517
                                                  =============      =============      =============      =============

Diluted loss per share                            $      (0.02)      $      (0.02)      $      (0.05)      $      (0.07)
                                                  =============      =============      =============      =============

Options and warrants to purchase 5,352,544 shares of common stock, at prices ranging from $1.00 to $0.10 per share, were outstanding during the three and nine month periods but not included in the September 30, 2004 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from March 15, 2005 to March 31, 2014, were outstanding at September 30, 2004.

Options and warrants to purchase 4,206,024 shares of common stock, at prices ranging from $1.00 to $0.01 per share, were outstanding during the three month and the nine month periods but not included in the September 30, 2003 computations of diluted loss per share, because inclusion of such securities would have an antidilutive effect on loss per share. The options and warrants, which expire on dates ranging from March 31, 2004 to March 17, 2013, were outstanding at September 30, 2003.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2004 and 2003

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

              For the Nine Months Ended September 30, 2004 and 2003

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

At September 30, 2004, the Company has net goodwill in the amount of $8,813,134, which is subject to the provisions of Statement 142. At December 31, 2003, the Company performed its annual assessment of whether there is an indication that goodwill is impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2003. For the nine months ended September 30, 2004, no events have occurred which would cause the Company to change that assessment; however, based upon certain estimates and assumptions used in projecting the performance of the Company's reporting units, there is an indication that at year-end the Company may have a reporting unit whose carrying amount will exceed its fair value. This would result in a potential goodwill impairment of approximately $1,000,000 or more. Management is working toward improving the performance of the reporting unit which will, in turn, increase its fair value.

(6) LINE OF CREDIT
    --------------
In July 2004, the Company placed their revolving line of credit with a bank having moved it from a finance company that declared bankruptcy in 2003. The line has a borrowing capacity of $3,000,000 and was due in October 2004. The Company is currently negotiating to increase the borrowing capacity and has received a statement from their lender declaring that the line of credit will remain in place until a final agreement has been completed. The borrowing base at September 30, 2004 was $2,846,229. The outstanding balance was $2,831,719 and $2,756,883 at September 30, 2004 and December 31, 2003, respectively.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2004 and 2003

(7) NOTES PAYABLE
    -------------

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-     September 30,  December 31,
   Type of Lender          Rate        Payment       Due Date          note          2004           2003
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Bank                     9.85%       $50,680      April 2009           A      $ 2,362,556    $ 2,545,004
   Bank                     8.54%        36,215      January 2010         B        1,924,734      2,078,006
   Bank                     8.54%        32,194      January 2010         C        1,711,013      1,847,265
   Finance Company         10.84%        35,596      December 2008        D        1,449,449      1,643,090
   Investment Company      12.00%            --      June 2007            E        1,250,000      1,250,000
   Finance Company          8.06%        23,204      June 2009            F        1,095,889             --
   Bank                     9.91%        25,537      January 2009         G        1,075,978      1,205,041
   Finance Company          4.63%         5,112      July 2007            -          165,771             --
   Finance Company         10.50%         1,434      December 2005        -           20,073         30,917
   Bank                    10.20%           464      April 2008           -           16,641         19,421
   Finance Company         10.50%            --      August 2004          -               --         22,325
   Finance Company         10.50%            --      March 2004           -               --          6,337
                                                                                 ------------   ------------
                                                                                 $11,072,104    $10,647,407

   Less current portion                                                           (1,969,802)    (1,444,556)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,102,302    $ 9,202,851
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

F) In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment is pledged as collateral for the note payable.

G) In June 2003, the Company opened a diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable. The MRI equipment is pledged as collateral for the note payable.

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 2004 and 2003

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

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. At September 30, 2004 and December 31, 2003 the balance of these notes was $160,417.

(9) CAPITAL LEASE OBLIGATIONS
    -------------------------
Capital Lease obligations consisted of the following:

                         Interest      Monthly                             September 30,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2004           2003
   ---------------      ----------    ---------    --------------          ------------   ------------
   Bank                    11.54%       $23,615      April 2007            $   738,702    $   865,245
   Finance Company          2.33%        15,675      May 2008                  660,360        788,606
   Bank                    12.18%        30,050      September 2005            416,163        613,645
   Finance Company          8.48%        16,469      February 2006             247,468        366,970
   Finance Company          9.56%         5,728      January 2008              195,537        231,615
   Finance Company          9.78%         4,203      May 2008                  154,885        180,304
   Finance Company          8.71%         3,582      June 2008                 137,090        159,549
   Finance Company          6.10%         7,175      February 2006             116,560        174,317
   Finance Company          4.33%        12,643      February 2005              63,215        140,089
   Finance Company          3.67%         1,369      June 2008                  57,459         68,032
   Finance Company          6.25%         1,260      June 2008                  50,426         59,172
   Bank                    11.54%         1,654      March 2007                 47,818         58,069
   Finance Company          4.76%         1,142      April 2008                 45,086         53,591
   Bank                    11.55%         1,622      February 2007              44,231         54,499
   Finance Company          7.03%           886      September 2008             37,911         44,101
   Bank                    10.99%           807      April 2008                 28,569         33,258
   Bank                    12.92%        27,892      November 2004              26,830        131,324
   Finance Company          7.80%           591      August 2008                23,914         27,720
   Finance Company         10.43%           568      July 2008                  21,465         24,755
   Finance Company          8.79%           508      June 2008                  18,942         22,101
   Finance Company          5.75%         3,529      February 2005              17,338         47,299
   Finance Company          5.81%           785      July 2006                  16,348         22,551
   Finance Company          9.45%         1,053      December 2005              14,843         22,945
   Finance Company          5.97%        15,852      November 2004              14,606        142,842
   Bank                     9.64%           421      December 2007              14,062         16,729
   Finance Company          4.20%            --      July 2004                      --        115,603
                                                                           ------------   ------------
                                                                           $ 3,209,828    $ 4,464,931

   Less current portion                                                     (1,475,664)    (1,783,449)
                                                                           ------------   ------------
   Long term portion                                                       $ 1,734,162    $ 2,681,482
                                                                           ============   ============

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2004 and 2003

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

During the quarter ended September 30, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. The Company received proceeds of $1,119,906, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the quarter ended September 30, 2004, $7,317 in cash dividends were paid to preferred stockholders.

There were 3,378,376 and 0 outstanding shares of preferred stock as of September 30, 2004 and December 31, 2003, respectively.

COMMON STOCK

During the third quarter of 2000, the Company issued $150,000 of 12% convertible notes payable, due January 15, 2002, to nine officers and directors to alleviate a negative cash position. Upon the nine month anniversary of the note, each noteholder was able to convert all (but not part) of the note into 83,333 shares of the Company's common stock. In April 2001, the Company issued 56,250 shares of Restricted Rule 144 common stock valued at $4,078 as consideration for extending each due date by six months. In October 2001, the Company issued 100,000 shares of Restricted Rule 144 common stock valued at approximately $8,500 as consideration for extending the due dates of five of the six notes by an additional twelve months. During the year ended December 31, 2002, $100,000 of the notes was converted into 333,332 shares (at $0.30 per share) of Restricted Rule 144 common stock. The remaining note was paid in full in July 2003.

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

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2004 and 2003

(10) CONTINUED
     ---------
In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. The noteholder was issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.26 per share over the five year life of the warrants. In addition, individuals who founded the transaction were awarded warrants to purchase 212,500 shares of common stock at an exercise price of $0.25 per share over the five year life of the warrants. Associated with this transaction, the Company recorded warrants and the related deferred interest valued at $115,348. Deferred interest will be amortized to interest expense over the four year life of the related convertible note. Lender and finder fees related to the convertible note totaled $146,250.

On October 1, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, pursuant to the Company's 2003 Stock Compensation Plan, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of September 30, 2004, 153,838 shares remain available under this registration which may be awarded until October 1, 2008. During the nine month periods ended September 30, 2004 and 2003, 263,500 and 362,075 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the nine month periods ended September 30, 2004 and 2003, no shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2003. During the nine month period ended September 30, 2004, no shares of accrued employee common stock grants were issued.

(11) OPTIONS AND WARRANTS
     --------------------

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants to purchase 5,352,544 shares of common stock, at prices ranging from $0.10 to $1.00 per share, were outstanding at September 30, 2004. Options and warrants to purchase 4,206,024 shares of common stock, at prices ranging from $0.01 to $1.00 per share, were outstanding at September 30, 2003.

Compensation expense was not recorded for any issuance of options and warrants to officers or employees during the three month and nine month periods ended September 30, 2004 and 2003 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the three month and nine month periods ended September 30, 2004 and 2003 would have been the pro forma amounts presented below:

                            MIRACOR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 2004 and 2003

(11) CONTINUED
     ---------

                                                   Three months ended September 30,   Nine months ended September 30,
                                                          2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
Net loss
     As reported                                     $ (298,963)     $ (343,136)      $ (772,446)     $(1,138,334)
     Pro forma                                         (309,896)       (328,934)        (937,152)      (1,422,353)

Net loss attributable to common stockholders
     As reported                                       (306,208)       (343,136)        (779,763)      (1,138,334)
     Pro forma                                         (317,141)       (328,934)        (944,469)      (1,422,353)

Basic and diluted loss per share
     As reported                                     $    (0.02)     $    (0.02)      $    (0.05)     $    (0.07)
     Pro forma                                       $    (0.02)     $    (0.02)      $    (0.06)     $    (0.09)

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the three and the Nine month periods ended September 30, 2004 and 2003: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three and nine month periods ended September 30, 2004 and 2003 were approximately $0.51 and $0.25, respectively.

(12) RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
There are no recent accounting pronouncements that would materially affect the Company's financial position or results of operations as reflected in the financial statements included in this report.