Form 10KSB
period 2004-12-31
MIRACOR DIAGNOSTICS INC
filed 2005-03-31
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB
     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2004.

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $18,933,062.

The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on March 15, 2005) was approximately $3,423,000.

As of March 15, 2005, Registrant had outstanding 16,465,194 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock. The Preferred Stock was sold during the quarter ended September 30, 2004 by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, is not registered as it is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 26, 2004, are incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of the Business........................................1

Item 2.   Description of Property...........................................22

Item 3.   Legal Proceedings.................................................22

Item 4.   Submission of Matters to a Vote of Security Holders...............22

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ..........................................................23

Item 6.   Management's Discussion and Analysis and Plan of Operations.......23

Item 7.   Financial Statements..............................................31

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................31

Item 8a.  Controls and Procedures...........................................31

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act.................32

Item 10.  Executive Compensation............................................33

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................33

Item 12.  Certain Relationships and Related Transactions....................33

Item 13.  Exhibits and Reports on Form 8-K..................................34

Item 14.  Principal Accountant Fees and Services............................36

                                     PART I

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Annual Report on Form 10-KSB and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. All references to "us", "we", "Miracor", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  DESCRIPTION OF THE BUSINESS

RISK FACTORS


THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS, OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES FOR THE LAST SEVERAL YEARS. AS A RESULT WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AND NEGATAIVE WORKING CAPITAL POSITION ON DECEMBER 31, 2004. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

We have incurred net losses of $1.7 million and $2.2 million during the years ended December 31, 2003 and 2004, respectively. At December 31, 2004, we had a negative working capital position of $2.5 million and an accumulated stockholders' deficit of $29.2 million which includes losses from our prior operations and from our first three years of operating in the medical diagnostic imaging business. Our ability to achieve profitability depends upon our ability to successfully market our medical diagnostic imaging business, of which there can be no assurance. While we believe we have taken steps and other actions to solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations. If we cannot satisfy our debt obligations, we may no longer be able to continue in business.

BECAUSE OUR INDUSTRY IS CAPITAL INTENSIVE, WITH HIGH FIXED COSTS, A FAILURE TO MEET OUR CAPITAL EXPENDITURE REQUIREMENTS, PARTICULARLY FOR INITIAL START UP AND DEVELOPMENT EXPENSES, BUT ALSO FOR UPGRADES OF EQUIPMENT, COULD ADVERSELY AFFECT OUR BUSINESS.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace existing equipment for existing facilities and expand within our existing markets and enter new markets. To the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, long-term installment notes or capital leases, we may be unable to meet our capital expenditure requirements. This situation would have an adverse affect on our ability to continue as a business.

OUR ABILITY TO GENERATE SUFFICIENT CASH FROM OUR OPERATIONS TO MAKE PAYMENTS ON OUR DEBT AND OTHER CONTRACTUAL OBLIGATIONS DEPENDS ON OUR FUTURE FINANCIAL PERFORMANCE. THERE ARE MANY FACTORS, MANY OUTSIDE OUR CONTROL, WHICH MAY MEAN THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Our inability to generate sufficient cash flow to satisfy our debt and other contractual obligations would adversely impact our business, financial condition and results of operations. This situation would have an adverse affect on our ability to continue as a business.

WE DEPEND UPON REFERRALS FROM PHYSISCIANS. OUR ABILITY TO GENERATE REVENUE DEPENDS IN LARGE PART UPON SUCH REFERRALS FROM PHYSICIANS. A SIGNIFICANT EDUCTION IN REFERRALS WOULD HAVE A NEGATIVE IMPOACT ON OUR BUSENESS.

A significant reduction in referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside the system's designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected. This situation would have an adverse affect on our ability to continue as a business.

BECAUSE WE HAVE HIGH FIXED COSTS, LOWER SCAN VOLUMES PER SYSTEM COULD ADVERSELY AFFECT OUR BUSINESS. WITH SUCH HIGH FIXED COSTS, WE MUST HAVE A STRONG REVENUE FLOW TO BE SUCCESSFUL. DECREASED REVENUE COULD NEGATIVELY IMPACT OUR BUSINESS, MAKING US LESS PROFITABLE OR UNPROFITABLE.

The principal components of our expenses, excluding depreciation, consist of compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which would adversely affect our business, making us less profitable or unprofitable.

A PRIME OBJECTIVE OF HEALTH MAINTENANCE AND PREFERRED PROVIDER ORGANIZATIONS IS TO CONTROL THE COST OF HEALTHCARE SERVICES. SUCH CONTRACTING CAN BE COMPETITIVE. PRESSURE TO CONTROL HEALTHCARE COSTS COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS.

One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Managed care contracting has become very competitive, and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our networks could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients' access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services.

WE HAVE AN ONGOING REQUIREMENT FOR CAPITAL BECAUSE WE MUST CONTINUALLY PURCHASE NEW EQUIPMENT TO UPGRADE AND REPLACE OUR EXISTING EQUIPMENT. AS A RESULT, WE EXPECT TO NEED ADDITIONAL CAPITAL TO OPERATE AND EXPAND OUR OPERATIONS

We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. Our capital sources have consisted primarily of borrowings under our credit facility, borrowings under secured leases, and issuance of common stock. Our ability to accomplish our goals and to execute our business strategy depends on our continued ability to access capital on appropriate terms. Our growth could be limited and our existing operations impaired unless we are able to obtain additional capital through subsequent debt or equity financings. Over the next 12 months, we anticipate purchasing one to two MRI systems with a total cost of $1 million to $3 million. Although we currently do not have the resources, these purchases would be funded through vendor financing as in the past. There can be no assurance that borrowing capacity under our credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement our business strategy successfully.

WE HAVE HISTORICALLY RELIED ON ACQUISITIONS AS A METHOD TO EXPAND OUR BUSINESS. IF WE DO NOT SUCCESSFULLY INTEGRATE ACQUISITIONS, WE MAY NOT BE ABLE TO ACHIEVE THE EXPECTED BENEFITS FROM FUTURE ACQUISITIONS WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS.

We have historically relied on acquisitions as a method of expanding our business. In addition, although we have not presently identified any potential future acquisition candidates, we will consider future acquisitions as opportunities arise. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

         o demands on management related to the increase in our size after an acquisition;
         o the diversion of our management's attention from the management of daily operations to the integration of operations;
         o        difficulties in the assimilation and retention of employees;
         o        potential adverse effects on operating results; and
         o        challenges in retaining clients.

We may not be able to maintain the levels of operating efficiency acquired companies will have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size related benefits that we hoped to achieve after these acquisitions which would harm our financial condition and operating results.

WE DEPEND UPON OUR MANAGEMENT TEAM TO A SUBSTANTIAL EXTENT. LOSS OF KEY EXECUTIVES AND FAILURE TO ATTRACT QUALIFIED MANAGERS, TECHNOLOGISTS AND MARKETING PERSONS COULD LIMIT OUR GROWTH AND NEGATIVELY IMPACT OUR OPERATIONS.

We depend upon our management team to a substantial extent. As we grow, we will increasingly require field managers and sales persons with experience in our industry and skilled technologists to operate our diagnostic equipment. It is impossible to predict the availability of qualified field managers, sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire and retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified field managers, sales persons and skilled technologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

THE MARKET FOR DIAGNOSTIC IMAGING SERVICES IS COMPETITIVE. WE COMPETE PRINCIPALLY ON THE BASIS OF OUR REPUTATION FOR PROVIDING OUR CONVENIENTYLY LOCATED CENTERES AND COST-EFFECTIVE, HIGH-QUALITY DIAGNOSTIC IMAGING SERVICES. WE MAY EXPERIENCE COMPETITION FROM OTHER DIAGNOSTIC IMAGING COMPANIES. THIS COMPETITION COULD ADVERSELY AFFECT OUR REVENUE AND OUR BUSINESS.

The market for diagnostic imaging services is competitive. We compete principally on the basis of our reputation for providing our conveniently located centers and our cost-effective, high-quality diagnostic imaging services. We compete locally with groups of radiologists and some non-radiologist physician practices, established hospitals, clinics and certain other independent organizations that own and operate imaging equipment. Our major national competitors include Radiologix, Inc., Alliance Imaging, Inc., Healthsouth Corporation and Insight Health Services. Some competitors are better established and have substantially greater financial, marketing and other resources than us. Further, most of our competitors have been in existence for a substantially longer period of time and may be better established in those markets where we intend to sell our services. As a result of our relative lack of financial, marketing and other resources, there can be no assurance that we will be able to market our MRI services successfully, or compete in the diagnostic imaging industry.

WE DERIVE MOST OF OUR REVENUES FROM DIRECT BILLINGS TO PATIENTS AND THIRD PARTY PAYORS. CHANGES IN THE RATES OR METHODS OF THIRD-PARTY REIMBURSEMENTS FOR DIAGNOSTIC IMAGING SERVICES COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES WHICH WOULD RESULT IN A DECLINE IN OUR REVENUES AND HARM TO OUR FINANCIAL POSITION.

We derive most of our revenues from direct billings to patients and third-party payors such as Medicare or private health insurance companies. Any changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact our net revenues. In the past, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services. Similar initiatives enacted in the future may have an adverse impact on our financial condition and our operations. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us or our clients for services provided by us. For example, recent legislative changes in California's workers compensation rules will have a negative impact on reimbursement rates for diagnostic imaging services, although because we derive only a small portion of our net revenue from California's workers compensation, we do not expect this particular legislation to have a significant impact on us.

WE MUST USE CURRENT TECHNOLOGY TO BE COMPETITIVE. TECHNOLOGICAL CHANGE IN OUR INDUSTRY COULD REDUCE THE DEMAND FOR OUR SERVICES AND REQUIRE US TO INCUR SIGNIFICANT COSTS TO UPGRADE OUR EQUIPMENT.

We must use current technology to be competitive. The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment. In that event, we may be unable to deliver our services in the efficient and effective manner which payors, physicians and patients expect and thus our revenue could substantially decrease.

IT IS DIFFICULT TO ESTIMATE OUR UNCOLLECTIBLE ACCOUNTS RECEIVABLE AND CONTRACTUAL ALLOWANCES FOR BILLED CHARGES, WHICH MAY IMPACT OUR EARNINGS.

Due to the complex nature of billing for healthcare services, it is difficult for us to estimate our uncollectible accounts receivable and our contractual allowances for billed charges. If we have to revise our estimates and our existing reserves are not adequate, this may impact our earnings.

OUR RECORDED GOODWILL AMOUNTS MAY BE IMPAIRED UNDER NEW ACCOUNTING STANDARDS.

At December 31, 2004, we had approximately $7.8 million recorded as goodwill. On an annual basis, we assess our recorded goodwill amounts for impairment by applying a fair-value-based test. If our goodwill is impaired, we are required to record a non-cash charge by writing down all or a portion of our recorded goodwill amounts. Such a write down could have a material impact on our results of operations in 2005 or future periods. To the extent we sell or close diagnostic imaging centers in the future, we may write-down all or a portion of our goodwill amounts.

TIMELY, EFFECTIVE SERVICE IS ESSENTIAL TO MAINTAINING OUR REPUTATION AND HIGH UTILIZATION RATES ON OUR IMAGING SYSTEMS. WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR IMAGING SYSTEMS OR GENERATE REVENUE WHEN OUR SYSTEMS ARE NOT WORKING.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation, payroll, annual system maintenance costs and insurance. Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. Repairs of our equipment are performed for us by the equipment manufacturers. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

WE MAY BE SUBJECT TO PROFESSIONAL LIABILITY RISKS WHICH COULD BE COSTLY AND NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS.

We may be subject to professional liability claims. Although there currently are no known hazards associated with MRI or our other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. To protect against possible professional liability, we maintain professional liability insurance. However, if we are unable to maintain insurance in the future at an acceptable cost or at all or if our insurance does not fully cover us, and a successful claim was made against us, we could be exposed. Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

OUR STOCK IS VOLATILE, HAS A LIMITED PUBLIC MARKET, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR PURCHASE PRICE.

We have a limited public market for our common stock. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors, including geopolitical developments, may have a significant impact on the market price of healthcare stocks. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares may never be sustained. Your purchase price may vary from the market price of our common stock after your purchase. If you purchase shares of common stock, you may not be able to resell those shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

         -        factors affecting national security markets;
         -        actual or anticipated fluctuations in our operating results;
         - changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
         - changes in market valuations of other similar companies, particularly those that sell products and services such as ours;
         -        a change in interest rates;
         - announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
         - introduction of technologies or product enhancements that reduce the need for our products or services; and
         -        departures of key personnel.

BUYING A LOW-PRICED PENNY STOCK SUCH AS OURS IS RISKY AND SPECULATIVE.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to sell any of our shares you may own in the public markets.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE, SPREAD AND VOLUME FLUCTUATIONS.

The securities of companies such as ours have historically experienced extreme price, spread and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

WE HAVE PROVISIONS IN OUR CORPORATE ORGANIZATIONAL DOCUMENTS WHICH COULD DISCOURAGE ACQUISITION PROPOSALS AND MAKE DIFFICULT A CHANGE OF CONTROL.

Our Articles of Incorporation and By-Laws contain provisions that may make the acquisition of control of Miracor by means of tender offer, over-the-counter market purchases, a proxy fight or otherwise, more difficult. Consequently, limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include the inability to remove directors except for cause and our ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the common stock. This could prevent security holders from realizing a premium on their securities.

We also have a staggered board of directors, which is a further impediment to a change in control. In addition, we have also entered into employment agreements with our executive officers, which contain provisions that require us to pay certain amounts to the executives upon their termination following a change of control. These agreements may delay or prevent a change in control of Miracor. Some or all of these conditions could be revised if the company pursues a friendly transaction.

WE HAVE A NUMBER OF RESTRICTED SHARES ELIGIBLE FOR FUTURE SALE

At December 31, 2004, there were 2,972,185 shares of common stock that were issued and outstanding that are "restricted securities" as that term is defined by Rule 144 of the Securities Act, all of which are currently eligible for resale in compliance with Rule 144 of the Securities Act. Of these shares, 34% are owned by our current officers and directors.

Rule 144 provides that, in general, a person holding restricted securities for a minimum period of one (1) year may, every three (3) months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent (1%) of Miracor's then outstanding common stock or the average weekly trading volume of the common stock during the four (4) calendar weeks immediately prior to such sale. Rule 144 also permits, under certain circumstances; the sale of shares without any quantity limitations by a person who is not an affiliate of Miracor's and was not an affiliate at any time during the ninety (90) day period immediately prior to such sale, and who has satisfied a two (2) year holding period. Sales of Miracor's common stock by shareholders under Rule 144 may have a depressive effect on the market price of our common stock.

In raising new financing, we may need to issue common stock at a discount to the current market price and we may need to issue warrants to complete such a transaction.

RISKS RELATING TO GOVERNMENT REGULATION OF OUR BUSINESS

STATE AND FEDERAL ANTI-KICKBACK AND ANTI-SELF-REFERRAL LAWS MAY ADVERSELY AFFECT OUR INCOME.

The federal Physician Self-Referral or "Stark" law prohibits a physician from referring Medicare patients for certain "designated health services" to an entity with which the physician (or an immediate family member of the physician) has a financial relationship unless an exception applies. In addition, the receiving entity is prohibited from billing for services provided pursuant to the prohibited referral.

Designated health services under Stark include radiology services (MRI, CT, x-ray, ultrasound and others), radiation therapy, inpatient and outpatient hospital services and several other services. A violation of the Stark Law does not require a showing of intent. If a physician has a financial relationship with an entity that does not qualify for any exceptions, the referral of Medicare patients to that entity for designated health services is prohibited and, if the entity bills for such services, the Stark sanctions apply.

Sanctions for violating Stark include denial of payment, mandatory refunds, civil money penalties and/or exclusion from the Medicare program. In addition, some courts have allowed federal False Claims Act lawsuits premised on Stark Law violations.

The federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the statute has been difficult to interpret. In 1995, the Centers for Medicare and Medicaid Services, CMS, published final regulations interpreting the Stark prohibition as applied to clinical laboratory services. In 1998, CMS released proposed regulations interpreting Stark as applied to all designated health services. In 2001, CMS published Phase I of the final Stark regulations which went into effect in January 2002. On March 26, 2004, CMS published Phase II of the final Stark regulations which became effective in July 2004. Phase II included some additional regulatory exceptions and definitions providing more flexibility in some areas and more specificity in other, but did not extend designated health services to PET or nuclear medicine.

With each set of regulations, CMS' interpretation of the statue has evolved. This has resulted in considerable confusion concerning the scope of the referral prohibition and the requirements of the various exceptions. It is noteworthy, however, that CMS has taken the position that the Stark Law is self-effectuating and does not require implementing regulations. Thus, the government believes that physicians and others must comply with the Stark Law prohibitions regardless of the state of the regulatory guidance.

The Stark Law does not directly prohibit referral of Medicaid patients, but rather denies federal financial participations to state Medicaid programs for services provided pursuant to a tainted referral. Thus, Medicaid referrals are subject to whatever sanctions the relevant state has adopted. Several states in which we operate have enacted or are considering legislations that prohibits "self-referral" arrangements or requires physicians or other healthcare providers to disclose to patients any financial interest they have in a healthcare provider to whom they refer patients. Possible sanctions for violating these state statutes include loss of licensure, civil fines and criminal penalties. The laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely.

We believe our operations materially comply with the federal and state physician self-referral laws. However, given the ambiguity of these statutes, the uncertainty of the regulations and the lack of judicial guidance on many key issues, we can give no assurance that the Stark Law or other physician self-referral regulations will not be interpreted in a manner that could adversely affect our business, financial condition and results of operations.

ENFORCEMENT OF FEDERAL AND STATE PRIVACY AND ASSOCIATED LAWS MAY ADVERSELY AFFECT OUR INCOME. How providers and their business associates use and disclose certain healthcare information has come under increasing public sensitivity and scrutiny. Additional risks for healthcare providers and their business associates are posed by the new HIPAA federal standards, which set forth guidelines concerning how individually-identifiable health information may be used and disclosed. Historically, state law has governed confidentiality issues. But as a result of the enactment of HIPAA, some states are considering revisions to their existing laws and regulations. These changes may or may not be consistent with the federal HIPAA provisions. As a provider of healthcare services, we must conform to all applicable laws, both federal and state. We believe that our operations are compliant with these legal standards. Nevertheless, these laws and regulations are new and few have been interpreted by government regulators or courts. Consequently, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations.

FEDERAL FALSE CLAIMS ACT VIOLATIONS COULD AFFECT OUR PARTICIPATION IN GOVERNMENT PROGRAMS.

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include fines ranging from $5,500 to 11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act. If we are found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusions from participation in federal and state healthcare programs that are integral to our business.

OUR AGREEMENTS WITH THE CONTRACTED RADIOLOGY PRACTICES MUST BE STRUCTURED TO AVOID THE CORPORATE PRACTICE OF MEDICINE AND FEE-SPLITTING.

The laws of many states prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. State regulatory authorities or other parties may assert that we are engaged in the corporate practice of medicine or that the payment of service fees to us by the radiology practices constitutes fee-splitting. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. This result, or our inability to successfully restructure our relationships to comply with these statutes, could jeopardize our business strategy.

LICENSING AND CERTIFICATION LAWS MAY LIMIT OUR ABILITY TO EXPAND.

Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, certificates of need and other required certificates for certain types of healthcare centers and major medical equipment. The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers in those states. In addition, freestanding diagnostic imaging centers that provide services that are not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare and Medicaid programs. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services.

THE REGULATORY FRAMEWORK IS UNCERTAIN AND EVOLVING.

Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or our anticipated business has been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and limits our ability to enter into capitated or other risk sharing managed care arrangements.

WE COULD BE HARMED IF WE ARE UNABLE TO TIMELY CONTINUE TO COMPLY WITH HIPAA STANDARD TRANSACTION AND CODE SET REQUIREMENTS.

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data between healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. Our diagnostic imaging centers are "covered entities" under HIPAA, and as such, had to comply with the HIPAA electronic data interchange mandates by the October 16, 2003 deadline. We are able to produce compliant transactions and we continue to test to ensure that there are no unexpected claims or payment delays. We continue to believe there may be some cash flow disruption once CMS and other payor contingency plans for noncompliant transactions are no longer in effect. A failure in our continued ability to comply with HIPAA Standards or the discontinuance of CMS or payor contingency plans could cause us to experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

WE COULD BE HARMED IF WE EXPERIENCE DELAYED PAYMENTS FROM THIRD-PARTY PAYORS AFTER THE HIPAA EDI REQUIREMENTS DEADLINE. In September 2003, CMS announced that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 compliance deadline to ensure processing of claims from providers who could not meet the deadline and otherwise would have had their Medicare claims rejected. CMS will regularly reassess provider readiness and determine how long the contingency plan will be in effect. We may experience a delay in its claims processing by its payors or lead to a large number of rejected or denied claims. Either of these results may slow our cash collections and increase our accounts receivable days sales outstanding.

If our cash reserves or credit lines prove to be insufficient for our cash flow needs, our business and operations could be adversely affected. This, in turn, may limit our access to capital for growth.

BUSINESS OVERVIEW

Miracor Diagnostic Inc. and its subsidiaries have been operating freestanding diagnostic imaging centers since 1998. We are an independent provider of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI") and computed tomography ("CT") services through our network of company-owned and operated fixed-site, freestanding outpatient facilities. We operate 14 wholly-owned centers. We acquired nine of the centers and internally developed five facilities. Our centers, all of which operate from facilities leased from third parties, are clustered in the following five states: California, Florida, Illinois, Ohio and Oregon.

We have strategically organized our facilities into regional networks in markets which have either or both high-density and expanding populations as well as attractive payor diversity. We target our growth/expansion in the areas in which we currently operate. This clustering strategy brings many benefits including lower costs, management coverage and name recognition.

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Four of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Ten of our facilities are single-modality sites, offering MRI and in several cases x-ray services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

Most of the centers offer open MRI equipment that affords greater patient comfort especially for larger or claustrophobic patients. All of our MRI equipment has the most recent software upgrades for enhanced state-of-the-art imaging quality. We believe there is a continuing trend towards the movement out of hospitals and into freestanding centers. The outpatient market for diagnostic imaging now exceeds that of the inpatient market. This is due to a number of factors including increased efficiencies of outpatient services, the patient-friendly nature of independent centers and federal regulatory changes that favor the outsourcing of diagnostic imaging services by hospitals.

At our facilities, we provide all of the equipment as well as all non-medical operational, management, financial and administrative services necessary to provide diagnostic imaging services. Miracor delivers these imaging services tailored to the needs of the patient, physician and local health care markets. We give our facility managers authority to run the facilities to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our networks. Each facility managers is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities with 81% of our 2004 revenues derived from MRI services, 10% from CT services and 9% from other diagnostic imaging services for the year ended December 31, 2004. We performed approximately 30,000 diagnostic imaging scans and generated net revenue from continuing operations of approximately $19 million for the year ended December 31, 2004.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG".

SIGNIFICANT EVENTS

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%. (See further discussion below and Subsequent Events for the sale of this diagnostic imaging center.)

In May 2004, Envision Open MRI, LLC, a subsidiary of which we owned 51%, located in Newport Beach, California ceased operations. As the 49% partner closed its operations and our leases for the equipment and office space were expiring, management determined it was no longer economically feasible to continue operating this facility. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

In July 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs.

In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the quarter ended December 31, 2004, $16,692 in cash dividends were paid to preferred stockholders.

During the fourth quarter of 2004, management elected to hold for sale the centers in Jacksonville and Orange Park, Florida. As these centers are start-up facilities and long-term investments, management determined the length of time for these centers to become profitable is beyond the time horizon set forth in our strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

For year ended December 31, 2004, loss from discontinued operations includes a $994,445 pre-tax charge to write-down the related goodwill associated with the diagnostic imaging centers that have been closed or designated as held for sale.

During 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by a lesser reduction for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.

INDUSTRY OVERVIEW

Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. Diagnostic imaging procedures include: magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, ultrasound, mammography, bone densitometry (DEXA), general radiography (X-ray) and fluoroscopy.

MAGNETIC RESONANCE IMAGING. MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike x-rays and computed tomography, MRI does not expose patients to potentially harmful radiation. A typical MRI examination takes from 20 to 45 minutes. New MRI systems are priced in the range of $900,000 to $2,000,000.

COMPUTED TOMOGRAPHY. CT utilizes a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by magnetic resonance. A typical CT examination takes from 15 to 45 minutes. New CT systems are priced in the range of $300,000 to $1,200,000.

POSITRON EMISSION TOMOGRAPHY/COMPUTED TOMOGRAPHY. PET/CT combines the technology of both Positron Emission Tomography and Computed Tomography. PET scanning involves the administration of a radiopharmaceutical agent with a positron emitting isotope and the measurement of that isotope to capture the metabolic activity of cells and create images for diagnostic purposes while CT's advanced algorithms allow the physician to see precise patient anatomy. The fused image provides a highly accurate profile of a disease, helping to effectively plan the course of treatment. New PET/CT scanners are priced in the range of $1,800,000 to $2,200,000. We do not provide PET at any of our locations at this time.

ULTRASOUND. Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology. New ultrasound systems are priced in the range of $90,000 to $250,000.

MAMMOGRAPHY. Mammography is a specialized form of radiology utilizing low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis and treatment planning for breast cancer. New mammography systems are priced in the range of $70,000 to $300,000.

BONE DENSITOMETRY. Bone densitometry uses an advanced technology called dual-energy X-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis and other bone diseases. New bone densitometry systems are priced in the range of $40,000 to $90,000.

GENERAL RADIOGRAPHY (OR X-RAY) AND FLUOROSCOPY. X-rays utilize roentgen rays to penetrate the body and record images of organs and structures on film. Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs. X-ray and fluoroscopy are the most frequently used imaging modalities. Digital X-ray systems add computer image processing capability to traditional X-ray images. New X-ray systems are priced in the range of $50,000 to $250,000.

While general X-ray remains the most commonly performed diagnostic imaging procedure, the fastest growing and higher margin procedures are MRI, CT and PET. The number of MRI and CT scans continues to grow due to their wider acceptance by physicians and payors, an increasing number of applications for their use and a general increase in demand due to the aging population in the United States.

IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 21.9 million MRI procedures and 45.4 million CT procedures were conducted in the United States in 2002, representing a 22% and 15% increase over the 2001 volume of MRI and CT procedures, respectively. IMV indicates that the number of MRI procedures in the United States has increased at a rate of 12% per year since 1998. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 91% of our net revenue for the year ended December 31, 2004.

INDUSTRY TRENDS

Industry analysts are projecting the MRI and CT markets' growth over the next 5 years will exceed 15% each year according to Frost & Sullivan as cited by Advance Imaging & Oncology Administrators Newsmagazine, 2003. We believe the major reasons for this continued growth include the following:

THE ESCALATING DEMAND FOR HEALTHCARE SERVICES FROM AN AGING POPULATION. Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 14% from 2000 to 2010. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

THE INCREASING ROLE OF DIAGNOSTIC IMAGING IN HEALTHCARE. Advanced imaging equipment and modalities are allowing physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to patients and result in longer rehabilitation time. We believe that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment. For example, MRI techniques, such as magnetic resonance spectroscopic imaging, are used to show the functions of the brain and to investigate how epilepsy, AIDS, brain tumors, Alzheimer's disease and other abnormalities affect the brain. In addition, advanced imaging systems are gaining wider acceptance among payors, as they are increasingly seen and accepted as a tool for reducing long-term healthcare costs.

GREATER CONSUMER AWARENESS OF AND DEMAND FOR PREVENTIVE DIAGNOSTIC SCREENING. Diagnostic imaging is increasingly being used as a screening tool for preventive care. Consumer awareness of and demand for diagnostic imaging as a less-invasive and preventive screening method has added to the growth in diagnostic imaging procedures. Consumers are now more aware of the advanced procedures that are available to them and are requesting them as preventive procedures from their physicians and healthcare providers. We believe that, with increased technological advancements, there will be greater consumer awareness of and demand for diagnostic imaging procedures as preventive and less-invasive procedures for early diagnosis of diseases and disorders.

AN INCREASED NUMBER OF HIGH-END PROCEDURES THAT UTILIZE ADVANCEMENTS IN TECHNOLOGY. Recent technological advancements include: magnetic resonance spectroscopic imaging, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; and enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation. Additional improvements in imaging technologies, contrast agents and scanning capabilities are leading to new, less invasive methods of diagnosing diseases. For example, these improvements are aiding in detecting blockages in the heart's vital arteries, liver metastases, pelvic diseases and certain vascular abnormalities without exploratory surgery.

We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will continue the increased use of imaging services. In addition, we believe the growing popularity of elective full-body scans will further increase the use of imaging services. At the same time, we believe the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe this trend toward equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the horizon that will displace MRI or CT as the principal advanced diagnostic imaging modalities.


IMAGING SETTINGS

MRI, CT, and other imaging services are typically provided in one of the following settings:

o HOSPITALS AND CLINICS. Imaging systems are located in and owned and operated by a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid.

o FIXED-SITE, FREESTANDING OUTPATIENT DIAGNOSTIC FACILITIES. These facilities range from single-modality to multimodality facilities and are not generally owned by hospitals or clinics. These facilities depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these facilities may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These facilities bill third-party payors, such as managed care organizations, insurance companies, Medicare or other governmental agencies. All of our facilities are in this category.

o OUTSOURCED. Imaging systems, largely located in mobile trailers but also provided in fixed facilities, provide services to a hospital or clinic on a shared-service or full-time basis. Generally, the hospital or clinic contracts with the imaging service provider to perform scans of its patients, and the imaging service provider is paid directly by that hospital or clinic instead of by a third-party payor.

Of the approximately 22 million MRI scans in 2002, 40% were performed by non-hospital imaging sites per, IMV, Medical Information Division, dated October 10, 2003. In 2004, 60% of the business is composed of outpatient diagnostic imaging while the remainder is hospital-based imaging according to industry analysts. We believe there is a continuing trend towards the movement out of hospitals and into freestanding, outpatient centers.

COMPETITIVE STRENGTHS

ADVANTAGES OF LOCAL NETWORKS WITH EXPANDED GEOGRAPHIC COVERAGE. The organization of our diagnostic imaging facilities into networks around major population centers offers unique benefits to our patients, our referring physicians, our payors and us.

- We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time or location preferences.

- We have found that many third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. We believe that our network approach and our utilization management system make us an attractive candidate for selection as a preferred provider for these third-party payors.

- The grouping of our facilities within local networks enables us to easily move technologists and other personnel, as well as equipment, from under-utilized to over-utilized facilities on an as-needed basis. This results in operating efficiencies and better equipment utilization rates and improved response time for our patients.

COMPREHENSIVE DIAGNOSTIC IMAGING SERVICES. At each of our multi-modality facilities, we offer patients and referring physicians one location to serve their needs for multiple procedures. Furthermore, we have complemented our multi-modality sites with single-modality sites to accommodate overflow and to provide a full range of services within a local area consistent with demand. This can help patients avoid multiple visits or lengthy journeys between facilities, thereby decreasing costs and time delays.

DIVERSIFIED PAYOR MIX AND MULTI-MODALITY SERVICE OFFERINGS. Our revenue base comprises a diverse mix of payors, including managed care organizations, traditional indemnity providers, Medicare and other payors. For the year ended December 31, 2004, revenue generated at our diagnostic imaging centers consisted of 45% from commercial third-party payors, 25% from contracts with physican groups, 25% from Medicare and other governmental agencies, and 5% from other payors. In addition, we have experienced relatively stable pricing, with modest increases in most markets and across most modalities. We believe our payor diversity and multi-modality service offerings mitigate our exposure to possible unfavorable reimbursement trends within any one payor class and to modality-specific rate changes.

STRONG RELATIONSHIPS WITH LEADING RADIOLOGY PRACTICES. In each of our regional network markets, we contract with leading radiology practices to provide professional radiology services in connection with our diagnostic imaging centers. We believe that our affiliation with these leading radiology practices enhances our reputation with referring physicians and their patients. In light of an ongoing shortage of radiologists, we believe that our contractual relationships with large, established radiology practices are important to maintaining our high quality service.

EXPERIENCED AND COMMITTED MANAGEMENT TEAM. We have an experienced executive management team. Our management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and a disciplined expansion strategy.


BUSINESS STRATEGY

We intend to enhance our operations and increase scan volume and revenue at our existing facilities by:

         o        expanding within existing markets,
         o        expanding into new regional markets,
         o        updating software
         o improving operating efficiencies within the existing imaging centers,
         o providing outstanding service to referring physicians and patients,
         o maximizing radiologist and technologist expertise and proficiency, o utilizing state-of-the-art diagnostic imaging equipment,
         o        employing and invest in qualified management, and
         o        expediting the collection of cash.

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

OPERATION OF CENTERS

At December 31, 2004, we operated 14 diagnostic imaging centers located in 5 states. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures such as MRI, CT, ultrasound, mammography, DEXA and X-ray. As part of operating our diagnostic imaging centers, we purchase and maintain diagnostic imaging equipment, hire and train employees, schedule patient appointments, perform patient procedures, process bills, keep records and obtain and maintain permits, licenses and insurance.

Our facilities provide standardized services, regardless of location, to ensure patients, physicians and payors consistency in service and quality. We monitor our level of service, including patient satisfaction, timeliness of services to patients and reports to physicians.


The key features of our services include:

         o        Patient-friendly, non-clinical environments,
         o        A 24-hour turnaround on routine examinations,
         o        Flexible patient scheduling, including same-day appointments,
         o        Extended operating hours, including weekends,
         o        Reports delivered via courier, fax or email, and
         o        Standardized fee schedules by region.

Managed care organizations, insurers and other entities often represent large groups of patients who are dispersed throughout a wide geographic area. These entities influence referring physicians' decisions by entering into provider agreements with, or otherwise selecting or approving, healthcare service providers, including diagnostic imaging service providers. Our experience is that entities representing large groups of patients often prefer to enter into managed care contracts with providers who offer a broad array of diagnostic imaging services throughout a corresponding geographic area. We have developed our diagnostic imaging networks, in part, to be selected as a preferred provider for these entities more frequently, which may increase physician referrals to our centers.

We focus on providing quality patient care and service to ensure patient and referring physician satisfaction. Our development of comprehensive radiology networks permits us to invest in technologically advanced imaging equipment, including MRI, open MRI and spiral CT. Our consolidation of diagnostic imaging centers into coordinated networks improves response time, increases overall patient accessibility, permits us to standardize certain customer relations procedures and permits us to tailor our services to the needs of the patient, physician and local health care markets. By focusing on further improving and, where appropriate, standardizing the operations of our diagnostic imaging centers, we believe that we can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of our diagnostic imaging centers.

We contract with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures performed in our diagnostic imaging centers. We believe that we do not engage in the practice of medicine nor do we employ physicians. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth; and a willingness to embrace our strategy for the delivery of diagnostic imaging services.

Payment for diagnostic imaging services comes primarily from commercial third-party payors, governmental payors (including Medicare), private payors and others. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the year ended December 31, 2004, approximately only 1% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements. The following table illustrates our approximate payor mix, based on revenue generated at our diagnostic imaging centers, for the years ended December 31, 2004 and 2003:

         Percentage of Total Net Revenue

         Payor                                             2004       2003
         ---------------------------------------           ----       ----
         Commercial insurance                               28%        29%
         Special group contract                             25%        24%
         Managed Care                                       16%        16%
         Medicare and other governmental programs           16%        15%
         Workers compensation                                9%        10%
         Other                                               6%         6%


DIAGNOSTIC IMAGING CENTERS

At December 31, 2004, we owned and operated 14 freestanding diagnostic imaging centers in five states. We lease the premises at which these facilities are located. Of our 14 centers, 4 centers offer multiple modalities of diagnostic imaging services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

Information related to these diagnostic imaging centers is set forth below:

-------------------------------------------------------------------------------------------------------------------------
CURRENT CENTERS INFORMATION & METRICS:
-------------------------------------------------------------------------------------------------------------------------
                                    YEAR
                                  ACQUIRED                                 NUMBER OF                          2004 MRI
            LOCATION              OR OPENED           EQUIPMENT            EMPLOYEES        PAYOR MIX           SCANS
-------------------------------------------------------------------------------------------------------------------------
 California     Laguna Niguel       2001         Siemens Symphony 1.5          9      Managed Care, Medicare    3,855
-------------------------------------------------------------------------------------------------------------------------
             Long Beach Medical     2002           MRI: GE Signa              17     Contract, Managed Care,    4,101
                                                    CT: GE CTI                               Medicare
-------------------------------------------------------------------------------------------------------------------------
            Long Beach Wide Open    2001              GE Profile               7     Contract, Managed Care,    3,390
                                                                                             Medicare
-------------------------------------------------------------------------------------------------------------------------
                Santa Barbara       2003           Hitachi Airis II            3      Commercial Insurance,     1,201
                                                                                             Medicare
-------------------------------------------------------------------------------------------------------------------------
  Florida*        Mandarin*         2002        MRI: Hitachi Airis II         14      Managed Care, Medicare    1,373
                                                     CT: GE CTI
-------------------------------------------------------------------------------------------------------------------------
                  Orlando           1998              GE Profile               8      Auto Ins., Commercial,    1,381
                                                                                           Managed Care
-------------------------------------------------------------------------------------------------------------------------
                  Kissimmee         2002           MRI: GE Profile             7      Auto Ins., Commercial,    1,107
                                                      CT: GE CTI                           Managed Care
-------------------------------------------------------------------------------------------------------------------------
  Illinois        Oak Brook         1999          MRI: Hitachi 7000           10      Managed Care, Medicare    2,727
                                                     CT: GE CTI
-------------------------------------------------------------------------------------------------------------------------
                Carol Stream        2002          MRI: Phillips 1.5            7      Managed Care, Medicare    1,162
                                                  CT: GE Pro Speed
-------------------------------------------------------------------------------------------------------------------------
                  Woodridge         2002           Hitachi Airis II            5      Managed Care, Medicare    1,546
-------------------------------------------------------------------------------------------------------------------------
    Ohio         Perrysburg         2001           Hitachi Airis II           12      Managed Care, Medicare    3,160
-------------------------------------------------------------------------------------------------------------------------
                  Sylvania          1998             Hitachi 7000              9     Managed Care, Medicare,    2,042
                                                                                         Worker's Comp.
-------------------------------------------------------------------------------------------------------------------------
   Oregon         Coos Bay          2002        MRI: Hitachi Airis II         21      Managed Care, Medicare    1,764
                                                     CT: GE CTI
-------------------------------------------------------------------------------------------------------------------------

* During the fourth quarter of 2004, management elected to hold for sale the centers in Jacksonville and Orange Park, Florida. In March 2005, the Orange Park center was sold. Therefore, this center is not included in the above table. See
Note 16 to our consolidated financial statements.


DIAGNOSTIC IMAGING EQUIPMENT

At December 31, 2004 we operated 35 diagnostic imaging units in 14 centers. These include 14 fixed MRI units, 6 CT units, 6 x-ray units, 4 ultrasound units, 4 mammography units, and 1 DEXA unit. The average age of our MRI units is 4.6 years and CT units 4.0 years.

SALES AND MARKETING

As of December 31, 2004, we also had 13 marketing representatives who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities and who identify and contact potential clients. The marketing representatives are located at each center and are under local management. Furthermore, certain of our executive officers also spend a portion of their time participating in contract negotiations.

COMPETITION

The market for diagnostic imaging is highly competitive. We compete principally on the basis of our reputation and our ability to provide competitive services at our facilities. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Radiologix, Inc., Alliance Imaging, Inc., Healthsouth Corporation and Insight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging facilities because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify exceptions to the physician self-referral legislation, which created opportunities for some physician practices to establish their own diagnostic imaging facilities within their group practices and to compete with us. In the future, we could experience significant competition as a result of those final regulations.

CORPORATE LIABILITY AND INSURANCE

We may be subject to professional liability claims including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We maintain insurance policies with coverage that we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. We also require the contracted radiology practices to maintain sufficient professional liability insurance consistent with industry practice. However, adequate liability insurance may not be available to us and the contracted radiology practices in the future at acceptable costs or at all.

Providing medical services entails the risk of professional malpractice and other similar claims. The physicians employed by the contracted radiology practices are from time to time subject to malpractice claims. We structure our relationships with the practices under our agreements with them in a manner that we believe does not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of physicians in the contracted radiology practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted radiology practices may be asserted against us in the future, including malpractice.

Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance. In addition, claims might adversely affect our business or reputation.

The contracted radiology practices maintain professional liability insurance coverage primarily on a claims made basis. This insurance provides coverage for claims asserted when the policy is in effect, regardless of when the events that caused the claim occurred. The contracted radiology practices are required by the terms of the service agreements to maintain medical malpractice liability insurance consistent with minimum limits mandated by applicable state law.

We maintain general liability and umbrella coverage in commercially reasonable amounts. Additionally, we maintain workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state's specific requirements.

We have assumed and succeeded to substantially all of the obligations of the operations that we have acquired. Therefore, claims may be asserted against us for events that occurred prior to our acquiring these acquisitions. The sellers of the operations that we have acquired have agreed to indemnify us for certain claims. However, we may not be able to collect payment under these indemnity agreements which could affect us adversely.


EMPLOYEES

As of December 31, 2004, we employed six full-time and one part-time employees at our headquarters and 101 full-time and 28 part-time employees at our fourteen diagnostic imaging centers. None of our employees are covered by collective bargaining contracts. We believe that our relationship with our employees is good.


GOVERNMENT REGULATION AND SUPERVISION

GENERAL. The healthcare industry is highly regulated, and we can give no assurance that the regulatory environment in which we operate will not change significantly in the future. Our ability to operate profitably will depend in part upon us, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes. Although we intend to continue to operate in compliance, we cannot ensure that we will be able to adequately modify our operations to address changes in the regulatory environment.

LICENSING AND CERTIFICATION LAWS. Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, certificates of need and other required certificates for certain types of healthcare centers and major medical equipment. Freestanding diagnostic imaging centers that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services.

CORPORATE PRACTICE OF MEDICINE. The laws of many states prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into service agreements with radiology practices. We structure our relationships with the radiology practices in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. State regulatory authorities or other parties may assert that we are engaged in the corporate practice of medicine. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. This result or our inability to successfully restructure our relationships to comply with these statutes could jeopardize our business strategy.

MEDICARE AND MEDICAID REIMBURSEMENT FRAUD AND ABUSE. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers. During the year ended December 31, 2004, approximately 16% of our revenue generated at our diagnostic imaging centers was derived from Medicare and other government sponsored healthcare programs.

Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is likely to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, we may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, the government could take the position that our arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a safe harbor to the federal anti-kickback statute, failure to meet a safe harbor does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from referring Medicare or Medicaid patients to an entity providing designated health services, including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a circumvention scheme. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

On January 4, 2001, the Centers for Medicare and Medicaid Services published final regulations to implement the Stark Law. Under the final regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; (iii) nuclear medicine procedures; and (iv) invasive or interventional radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of the radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a referral by a referring physician. If these requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, depends on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. We believe that, other than self-referred patients, all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultations by non-affiliated physicians. Therefore, we believe that the Stark Law is not implicated by the financial relationships between us and the contracted radiology practices.

In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, to not violate the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and self-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on our business, financial condition and results of operations.

The federal government routinely performs audits of all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging facilities or contracted radiology practices could result in any significant repayment obligations, exclusion from the Medicare, Medicaid or other governmental programs, and/or civil and criminal penalties.

Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the contracted radiology practices. Our or the radiology practices' activities may be investigated, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

STATE ANTI-KICKBACK AND PHYSICIAN SELF-REFERRAL LAWS. All of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and almost all of those states have also adopted a form of Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all referrals by all healthcare providers for all healthcare services. A determination of liability under these laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

FEDERAL FALSE CLAIMS ACT. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and state healthcare programs that are integral to our business.

HEALTHCARE REFORM INITIATIVES. Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices has been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996. In an effort to combat healthcare fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-government payors Under HIPAA, a healthcare benefit program includes any private plan or contract affecting interstate commerce under which any medical benefit, item or services is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable health information. HIPAA imposes federal standards for electronic transactions with health plans, the security of electronic health information and for protecting the privacy of individually identifiable health information. Organizations such as ours were obligated to be compliant with the initial HIPAA regulations by April 14, 2003, and with the electronic data interchange mandates by October 16, 2003. The final security regulations were issued in February 2003 with a compliance date of April 2005. We believe that we are in compliance with the current requirements, but we anticipate that we may encounter certain costs associated with future compliance. A finding of liability under HIPAA's privacy or security provisions may also result in criminal and civil penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

Although our electronic systems are HIPAA compatible, consistent with the HIPAA regulations, we cannot guarantee the enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours. A finding of liability under the HIPAA standards may result in criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

Many states recently have adopted statutes and regulations that are similar to the HIPAA privacy standards. In some cases these restrictions are difficult to harmonize with the federal regulations.

COMPLIANCE PROGRAM. We have voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. Our President and Chief Operating Officer has been appointed as our compliance officer and is charged with implementing and supervising our compliance program, which includes the adoption of (i) "Code of Conduct" for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of our compliance program consists of conducting periodic reviews of various aspects of our operations.

ENVIRONMENTAL MATTERS. The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

HOW TO OBTAIN OUR SEC FILINGS

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

Our inventor relations department can be contacted at our principal executive office located at 9191 Towne Centre Drive, Suite 400, San Diego, California 92122. Our telephone number is 858/455-7127, and our website is www.miracor.net.


ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters and executive offices are in San Diego, CA, where we lease an office facility which expires August 31, 2005. In addition, we lease medical office facilities in five states for our fourteen diagnostic centers. Expiration dates on these medical office leases range from 2004 to 2011. We believe that our current facilities will be sufficient to meet our needs for at least the next 12 months.

We also lease or have pledged as collateral under note payable obligations all of our MRI machines and various other medical equipment. These long-term obligations expire on dates ranging from 2005 to 2011. See Part II, Item 7 "Notes to Consolidated Financial Statements" - Notes 5 and 7 for information regarding our obligations under facilities leases and financing activities.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we have been named as a defendant in a lawsuit. As of December 31, 2004, there were no legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded over-the-counter on the NASD Bulletin Board under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as listed on the over-the-counter NASD Bulletin Board during 2004 and 2003.

                                                           Bid Price
                                                   High                 Low
                                                  ----------------------------
2003
----
         First Quarter                            $ 0.34              $  0.23
         Second Quarter                           $ 0.30              $  0.16
         Third Quarter                            $ 0.31              $  0.21
         Fourth Quarter                           $ 0.49              $  0.24
2004
----
         First Quarter                            $ 0.70              $  0.32
         Second Quarter                           $ 0.66              $  0.31
         Third Quarter                            $ 0.60              $  0.31
         Fourth Quarter                           $ 0.51              $  0.30

On March 15, 2005, the closing bid and asked prices of our common stock, as listed on the over-the-counter NASD Bulletin Board, were $0.26 and $0.26 per share, respectively.

On March 15, 2005, we had approximately 1,247 holders of record of common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. We are required to pay dividends on our Series A Preferred Stock at the rate of $0.002775 per share per quarter. During the year ended December 31, 2004, we paid $16,692 in cash dividends to preferred stockholders. Otherwise, earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

FORWARD-LOOKING STATEMENTS

When used in this discussion as well as in other Items in this Annual Report on Form 10-KSB, words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Annual Report on Form 10-KSB and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.


OVERVIEW

We are an independent provider of medical diagnostic imaging services through our network of company-owned and operated fixed-site, freestanding outpatient facilities. We operate 14 wholly-owned centers, clustered in the following five states: California, Florida, Illinois, Ohio and Oregon. We have strategically organized our facilities into regional networks in markets which have either or both high-density and expanding populations as well as attractive payor diversity. We target our growth/expansion in the areas in which we currently operate. This clustering strategy bring many benefits including lower costs, management coverage and name recognition.

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Four of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Ten of our facilities are single-modality sites, offering MRI and in several cases x-ray services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2004, we derived 91% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the years ended December 31, 2004 and 2003 by the following table:

         Percentage of Total Net Revenue

         Payor                                             2004       2003
         ---------------------------------------           ----       ----
         Commercial insurance                               28%        29%
         Special group contract                             25%        24%
         Managed Care                                       16%        16%
         Medicare and other governmental programs           16%        15%
         Workers compensation                                9%        10%
         Other                                               6%         6%

Payment for diagnostic imaging services comes primarily from commercial third-party payors, governmental payors (including Medicare), private payors and others. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

The principal components of our fixed operating expenses, excluding depreciation, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include professional fees paid to radiologists, expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volumes can result in significantly lower margins.


SIGNIFICANT EVENTS

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%.

In May 2004, Envision Open MRI, LLC, a subsidiary of which we owned 51%, located in Newport Beach, California ceased operations. As the 49% partner closed its operations and our leases for the equipment and office space were expiring, management determined it was no longer economically feasible to continue operating this facility. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

In July 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs.

In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the quarter ended December 31, 2004, $16,692 in cash dividends were paid to preferred stockholders.

During the fourth quarter of 2004, management elected to hold for sale the centers in Jacksonville and Orange Park, Florida. As these centers are start-up facilities and long-term investments, management determined the length of time for these centers to become profitable is beyond the time horizon set forth in our strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

For year ended December 31, 2004, loss from discontinued operations includes a $994,445 pre-tax charge to write-down the related goodwill associated with the diagnostic imaging centers that have been closed or designated as held for sale.

During 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by a lesser reduction for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.


RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 14 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis. During 2004, the impact of losses from discontinued operations was $2,012,862 including an impairment charge to goodwill for $994,445. Certain reclassifications in the results of operations for the year ended December 31, 2003 have been made to reflect the effects of discontinued operations. The impact of the loss from discontinued operations in 2003 was $458,884.

Year ended December 31, 2004 compared to year ended December 31, 2003.

NET REVENUE

Net patient service revenue for the year ended December 31, 2004 from continuing operations increased $1,535,847 to $18,933,062 from $17,397,215 for the year ended December 31, 2003. This represents an increase of 8.8% and is primarily attributed to an increase in scan volume. We experienced an increase in scan volume due to maturing operations at our start-up centers, additional contracts being entered into with physicians groups and a more concentrated effort to market our imaging services in each region in which we operate. Though our operations will continue to mature and we plan to continue our marketing efforts and enter into yet additional contracts, there is no guarantee our scan volume will continue to increase.

In addition to the above, our diagnostic imaging center located in Santa Barbara, CA which opened mid-year 2003 experienced its first full year of operations. This location provided an increase of $327,540 in net revenue to $672,732 in 2004 from net revenue of $345,192 in 2003.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the years ended December 31, 2004 and 2003.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $4,703, a decrease of 0.05%, to $9,363,914 for the year ended December 31, 2004 from $9,368,617 for the year ended December 31, 2003. Though revenue increased, costs of services remained constant due to management's increased emphasis on increasing efficiencies in spending areas, a decrease in equipment depreciation due to assets being fully depreciated early in 2004 and our operating expense being primarily fixed. Though we plan to continue our emphasis on reduction of operating expenses, there is no guarantee the consistency in operating expense will continue.

Selling, general and administrative expenses increased $508,447 to $8,286,710 for the year ended December 31, 2004 from $7,778,263 for the year ended December 31, 2003. The increase of 6.5% is partly due to increased marketing efforts described above. The increased marketing efforts produces increased wages and commissions paid to our marketing representatives and also an increase in dollars spent for marketing promotions. In addition to increases marketing expenses, we also hired consultants for various aspects of our business operations, namely consultants focusing on increased collections and consultants for investment banking services. Due to rising costs of salaries, we also experienced increases in salaries and wages including health and workers compensation insurance.

INTEREST EXPENSE

Interest expense from continuing operations decreased $31,929, or 2.1%, to $1,505,607 for the year ended December 31, 2004 from $1,537,536 for the year ended December 31, 2003 due to notes payable and capital lease obligations maturing and a reduction of new obligations. We expect this trend to continue based on our debt restructuring agreement dated March 2005.

NET LOSS

Loss from continuing operations for the year ended December 31, 2004 was $223,169 as compared to the loss of $1,265,343 for the year ended December 31, 2003; representing an decrease in loss of 82.4% or $1,042,174. The decrease is directly tied to our ability to increase revenue during 2004. We anticipate being able to further increase revenues during the coming year and hope to become profitable.

Net loss for the year ended December 31, 2004 was $2,236,031, an increase of $511,804, or 0.30% as compared to the loss of $1,724,227 for the year ended December 31, 2003. Basic and diluted loss per common share were $0.14 for the year ended December 31, 2004 compared to the basic and diluted loss per common share of $0.11 for the year ended December 31, 2003. As discussed previously, the increase in net loss was primarily attributed to a $994,445 write-down of goodwill due to impairment. This is a non-recurring charge which we do not expect in the future.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2004 was $436,008 as compared to $455,453 at December 31, 2003, representing a 4.3% decrease.

For the year ended December 31, 2004, our line of credit decreased by $150,061. During the year ended December 31, 2004, we made the following cash payments:
$993,575 of principal payments on notes payable, $22,917 of principal payments on notes payable to related parties, $1,498,036 of principal payments on capital lease obligations and purchased equipment of $431,098. We received proceeds of $114,563 for disposal of equipment and incurred a loss of $125,197 from disposing other equipment. We also received net proceeds from sale of preferred stock of $1,096,507. In addition during the year ended December 31, 2004, operating activities provided $1,858,465 of net cash, which included a net loss of $2,236,031. Accounts receivable increased by $149,929; accounts payable and accrued expenses increased by $342,110; other net assets (excluding cash) increased by $448,205. The following items decreased net income but did not affect cash:

         -        $151,935 in common stock paid for services in lieu of cash,
         - $1,706,319 in depreciation and amortization for continued operations,
         - $474,941 in depreciation and amortization for discontinued operations,
         - &994,445 write-down of goodwill included in discontinued operations, and
         -        $24,672 accrued interest on notes payable.

Changes in current assets and current liabilities resulted in a negative working capital position of $2,472,188 at December 31, 2004 as compared to a negative working capital of $1,650,868 at December 31, 2003. Our working capital is negative due to our line of credit being presented as a current liability.

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

Throughout 2004, our receivables line of credit has been serviced by a bank which passed on our collections but which was subject to renewals on a very short-term basis. In March 2005, the bank approved a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to us meeting certain covenants. The line of credit has a capacity of $3,000,000 subject to a borrowing base which was $2,728,027 at December 31, 2004. The interest rate is the bank's reference rate plus 2.5% (8.1% at December 31, 2004). The outstanding balance was $2,606,822 and $2,756,883 at December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the year ended December 31, 2004, we paid $16,692 in cash dividends to preferred stockholders.

During 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by a lesser reduction for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.

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

In June 2003, we opened a start-up diagnostic imaging center located in Santa Barbara, California. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,197,000 with a monthly installment payment of $25,537 over 66 months with an interest rate of 9.91%. In March 2005, this note was restructured. See Note 6.

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%. Subsequent to December 31, 2004, we sold this center for $1,800,000. We netted approximately $300,000 after retiring $1,500,000 of debt collateralized by equipment held at the facility.

In October 2003, Regional MRI of Jacksonville, Inc., one of our wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one.

PLAN OF OPERATION

SIGNIFICANT CHANGES

We do not anticipate that we will have any significant changes in our expenses or the number of personnel we employee; however, no assurances can be given that significant changes will not occur.

CAPITAL REQUIREMENTS

Cash requirements during the next year will be for funding growth of the operation and expansion of our existing centers, for potential future acquisitions of additional diagnostic imaging centers, and for repaying our current liabilities and long-term debt. During the next 12 months, we plan to finance our long-term operations and capital requirements with the cash flow generated from the operations of our diagnostic imaging centers. We are seeking to raise our line of credit from $3,000,000 to $4,000,000. However, we have no definite agreement at this time.

Despite our recent funding, we believe that we may be required to obtain funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that any such additional funds can be obtained.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with generally accepted accounting principles, or GAAP. Management makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

- Our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements;

- Our disclosure of contingent assets and liabilities at the dates of the financial statements; and

- Our reported amounts of net revenue and expenses in our consolidated statements of operations during the reporting periods.

These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. As a result, actual amounts could materially differ from these estimates.

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management's judgments and estimates are described below.

REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 14 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the years ended December 31, 2004 and 2003, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $400,000 for the year ended December 31, 2004 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $150,000 at December 31, 2004. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.


ACCOUNTS RECEIVABLE

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered at the diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Receivables generally are collected within industry norms for third-party payors. We continuously monitors collections from our customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each diagnostic imaging center's patient mix, industry experiences, and the aging of patient accounts receivable balances. We either use in-house billing or local billing companies in each region in which we operate. Therefore, we analyze our accounts receivable and allowance for doubtful accounts on a regional and site-by-site basis as opposed to a company-wide basis. This allows us to be more detailed and more accurate with our collectibility estimates. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Our collections policies differ by region. In most regions, accounts are worked by the billing company for up to one year and then sent to our in-house billing prior to being sent to a collection agency. In some regions, accounts are sent to the collection agency 180 days after we perform the diagnostic service. All accounts are recorded at its specifically identified net collectible amount when the service is completed. Accounts older than one year are generally written off manually although collections are maintained.

VALUATION OF GOODWILL AND LONG-LIVED ASSETS

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell Potential indicators of impairment can include, but are not limited to the following:

         o        History of operating losses or expected future losses,
         o        Significant adverse change in legal factors,
         o        Changes in the extent or manner in which the assets are used,
         o Current expectations to dispose of the assets by sale or other means, and
         o        Reductions or expected reductions of cash flow.

The value of goodwill is stated at the lower of cost or fair value. At December 31, 2004, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We have discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. During the fourth quarter of 2004, based on the factors described in Notes 3 and 4 to the consolidated financial statements, we performed a valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge primarily associated with two of our centers located in the Jacksonville, Florida area which have been classified as discontinued operations and held for sale as of December 31, 2004. We have further completed our annual review of our remaining reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2003 and 2004. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for our first quarter of 2006. We will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the years ended December 31, 2004 and 2003. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.01 per basic and dilutive share for 2006.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003                F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2004 and 2003                                      F-3

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2004 and 2003                                      F-4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2004 and 2003                                      F-6

Notes to Consolidated Financial Statements                                  F-7


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers, on December 31, 2004, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,        11/11/94         8/31/94
 Age 66                Chief Executive Officer

 Robert S. Muehlberg   President,                    3/11/99          5/14/01
 Age 51                Chief Operating Officer

 Ross S. Seibert       Chief Financial Officer,                       2/21/00
 Age 42               (Principal Accounting Officer)

 Don L. Arnwine        Director                      3/6/95
 Age 72

 Stephen A McConnell   Director                      5/23/01
 Age 52


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

Stephen A McConnell has been a Director of the Company since May 2001. He is the President of Solano Ventures, a firm involved in private capital investments. He served as chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry between 1998 and 2004. He has served, between 1991 and 1997, as Chairman of the Board and majority stockholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the boards of Mobile Mini, Inc., Capital Title Group, Inc., and One Source Technologies, Inc. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.


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

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item, which will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, which will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2001, we issued two convertible notes payable for $200,000 and $75,000 to Robert S. Muehlberg, who subsequently became our president and a director, related to the acquisitions of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, we issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, we negotiated to suspend principal payments for one year. In November 2004, we resumed principal payments as previously negotiated. The balance of these notes was $137,500 at December 31, 2004 and $160,417 at December 31, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

We filed current reports on Form 8-K on September 29, 2004; August 19, 2004; July 26, 2004; and May 13, 2004.

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

4.7 Registration Rights Agreement dated April 13, 2000 between the Company and Swartz Private Equity, LLC related to the registration of shares. (5)

4.8 Form of Common Stock Purchase Warrant dated June 17, 2003 between the Company and Global Capital Funding Group, LP. (8)

4.9   Specimen Form of Common Stock Purchase Warrant dated June 11, 2003. (8)

4.10 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock. (9)

4.11  Form of Common Stock Purchase Warrant. (9)

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

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-14(a)/15(d)-14(a)

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------

(1) Previously filed as an exhibit to Registration Statement on Form S-1, dated June 24, 1996, registration no. 333-02727 .
(2) Previously filed as an exhibit to Registration Form S-3, dated May 15, 1996, Registration no. 333-1150.
(3) Previously filed as an exhibit to the Company's Form 8-K Report dated January 15, 1996
(4) Previously filed as an exhibit to the Company's Form 8-K Report dated January 31, 1996
(5) Previously filed as an exhibit to the Company's Form SB-2, dated June 15, 2000, Registration no. 333-39406.
(6) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated March 29, 2002.
(7) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated March 30, 2003.
(8) Previously filed as an exhibit to the Company's Annual Report Form 10-KSB Report dated March 30, 2004.
(9) Previously filed as an exhibit to the Company's Form 8-K Report dated July 26, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Our auditors are Tschopp, Whitcomb, & Orr, P.A. and their subcontractor Chastang, Ferrell, Sims and Eiserman, L.L.C., located at 2600 Maitland Center Parkway Suite 330, Maitland, FL 23751 and 1400 W. Fairbanks Ave Suite 102, Winterpark, FL 32789.

We paid them $138,100 in audit and review fees during the year ended December 31, 2004, and $162,974 during the year ended December 31, 2003.

Tax Fees: We paid to Deloitte & Touche LLP at 701 "B" Street Suite 1900, San Diego, CA 92101 $29,375 in fees related to tax compliance, tax advice, and tax planning during the year ended December 31, 2004, and $46,405 during the year ended December 31, 2003.

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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                     TITLE                            DATE
      ---------                     -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               March 31, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           March 31, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer              March 31, 2005
------------------------  (Principal Accounting Officer)
    Ross S. Seibert

/s/ Don L. Arnwine         Director                             March 31, 2005
------------------------
    Don L. Arnwine

/s/ Stephen A McConnell    Director                             March 31, 2005
------------------------
    Stephen A McConnell

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracor Diagnostics, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By /s/ TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       TSCHOPP, WHITCOMB & ORR, P.A.

Maitland, Florida
March 11, 2005

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                     December 31, 2004 and 2003

                                                                        2004              2003
                                                                  -------------      -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    436,008       $    455,453
     Accounts receivable (net of contractual adjustments and
       allowances of $8,848,734 and $8,374,078)                      6,184,263          5,942,191
     Prepaid expenses and other assets                                  74,429            187,992
     Assets held for sale                                            1,987,100          1,581,560
                                                                  -------------      -------------
               Total current assets                                  8,681,800          8,167,196
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  4,613,460          6,703,155
     Machinery and equipment                                         7,088,104          4,434,687
     Leasehold improvements                                          1,250,642          1,240,220
     Furniture and fixtures                                             98,001             96,303
                                                                  -------------      -------------
                                                                    13,050,207         12,474,365

          Less accumulated depreciation                             (7,516,795)        (5,814,392)
                                                                  -------------      -------------
Net property and equipment                                           5,533,412          6,659,973

Goodwill                                                             7,819,498          8,807,148

Other assets                                                           382,371            456,385
                                                                  -------------      -------------
               Total assets                                       $ 22,417,081       $ 24,090,702
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  2,074,695       $  1,307,588
     Accrued expenses                                                1,285,386          1,381,201
     Line of credit                                                  2,606,822          2,756,883
     Notes payable, related parties - current portion                  137,500             22,917
     Notes payable - current portion                                   425,755          1,444,556
     Capital lease obligations - current portion                       564,268          1,230,103
     Liabilities associated with assets held for sale                2,009,998          1,674,813
                                                                  -------------      -------------
               Total current liabilities                             9,104,424          9,818,061

Other liabilities:
     Notes payable, related parties - long term                             --            137,500
     Notes payable - long term                                       9,683,676          9,202,851
     Capital lease obligations - long term                           1,456,774          1,871,151
                                                                  -------------      -------------
               Total liabilities                                    20,244,874         21,029,563
                                                                  -------------      -------------

Commitments and contingencies (note 9)

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 3,378,376 and 0 shares outstanding)                33,784                 --
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,322,304 and 15,968,054 outstanding)          2,448,346          2,395,208
     Additional paid-in capital                                     28,857,164         27,580,295
     Accumulated deficit                                           (29,167,087)       (26,914,364)
                                                                  -------------      -------------
               Total stockholders' equity                            2,172,207          3,061,139
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 22,417,081       $ 24,090,702
                                                                  =============      =============


                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2004 and 2003


                                                            2004              2003
                                                       -------------     -------------
Net patient service revenue                            $ 18,933,062      $ 17,397,215

Operating expenses:
  Costs of services                                       9,363,914         9,368,617
  Selling, general and administrative expenses            8,286,710         7,778,263
                                                       -------------     -------------
Total operating expenses                                 17,650,624        17,146,880
                                                       -------------     -------------

Income from continuing operations                         1,282,438           250,335

 Interest expense                                         1,505,607         1,537,536
                                                       -------------     -------------
Loss before minority interest and discontinued
  operations                                               (223,169)       (1,287,201)

Minority interest                                                --            21,858
                                                       -------------     -------------
Loss from continuing operations                        $   (223,169)     $ (1,265,343)

Loss from discontinued operations                        (2,012,862)         (458,884)
                                                       -------------     -------------
Net loss                                               $ (2,236,031)     $ (1,724,227)
                                                       =============     =============

Loss per share:
Basic loss from continuing operations per share         $     (0.01)      $     (0.08)
Basic loss from discontinued operations per share       $     (0.13)      $     (0.03)
                                                        ============      ============
Basic loss per share                                    $     (0.14)      $     (0.11)
                                                        ============      ============

Diluted loss from continuing operations per share       $     (0.01)      $     (0.08)
Diluted loss from discontinued operations per share     $     (0.13)      $     (0.03)
                                                        ============      ============
Diluted loss per share                                  $     (0.14)      $     (0.11)
                                                        ============      ============

Weighted average shares outstanding-basic                16,164,506        15,440,846
Weighted average shares outstanding-diluted              16,164,506        15,440,846



See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2004 and 2003

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2004                                 --            --        15,968,054   $ 2,395,208

Common stock issued for services                         --            --           354,250        53,138

Preferred stock and warrants sold                 3,378,376    $   33,784                --            --

Warrants issued with debt                                --            --                --            --

Cash dividends issued to preferred stockholders          --            --                --            --

Net loss                                                 --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, December 31, 2004                        3,378,376    $   33,784        16,322,304   $ 2,448,346
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   ------------
Balance, January 1, 2004                            $27,580,295    $(26,914,364)   $  3,061,139

Common stock issued for services                         98,798              --         151,935

Preferred stock and warrants sold                     1,062,723              --       1,096,507

Warrants issued with debt                               115,348              --         115,348

Cash dividends issued to preferred stockholders              --         (16,692)        (16,692)

Net loss                                                     --      (2,236,031)     (2,236,031)
                                                   -------------   -------------   -------------
Balance, December 31, 2004                         $ 28,857,164    $(29,167,087)   $  2,172,206
                                                   =============   =============   =============



                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Years ended December 31, 2004 and 2003

                                                                  COMMON STOCK            ADDITIONAL
                                                           ----------------------------    PAID-IN
                                                              SHARES        AMOUNT         CAPITAL
                                                           -------------  -------------  -------------
Balance, January 1, 2003                                     15,111,182   $  2,266,677   $ 27,580,045

Common stock issued for compensation, legal
     and other professional services                            479,375         71,907         49,124

Common stock issued from the exercise of warrants               327,497         49,124        (49,124)

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan            50,000          7,500            250

Net loss                                                             --             --             --
                                                           -------------  -------------  -------------
Balance, December 31, 2003                                   15,968,054   $  2,395,208   $ 27,580,295
                                                           =============  =============  =============

(continued below)

                                                               DEFERRED        ACCUMULATED
                                                             COMPENSATION       DEFICIT          TOTAL
                                                             ------------   -------------   -------------
Balance, January 1, 2003                                     $      7,750    $(25,190,137)   $ 4,664,335

Common stock issued for compensation, legal
    and other professional services                                    --              --        121,031

Common stock issued from the exercise of warrants                      --              --             --

Common stock issued from the Employee Incentive Stock
     Option Plan and Deferred Stock Compensation Plan              (7,750)             --             --

Net loss                                                               --      (1,724,227)    (1,724,227)
                                                            -------------    -------------    -----------
Balance, December 31, 2003                                  $          --    $(26,914,364)   $ 3,061,139
                                                            =============    =============    ===========

See notes to consolidated financial statements.



                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Years ended December 31, 2004 and 2003
                                                                                     2004              2003
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net loss                                                                    $(2,236,031)      $(1,724,227)
     Adjustments to reconcile net income to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                          151,935           121,031
           Minority interest                                                              --           (21,858)
           Depreciation and amortization - continuing operations                   1,706,319         1,852,466
           Depreciation and amortization - discontinued operations                   474,941           346,516
           Write-down of goodwill included in discontinued operations                994,445                --
           Interest expense added to notes payable                                    24,672           113,667
           Loss on disposal of property and equipment                                125,197                --
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                   (149,929)         (849,921)
              Other assets                                                           448,205          (235,970)

              Accounts payable and accrued expenses                                  342,110           620,500
                                                                                 ------------      ------------
                     Net cash provided by operating activities                     1,881,864           222,204
                                                                                 ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                                114,563                --
     Purchase of property and equipment                                             (431,098)         (133,144)
                                                                                 ------------      ------------
                     Net cash used in investing activities                          (316,535)         (133,144)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Increase (decrease) in line of credit                                          (150,061)        1,286,580
     Proceeds from notes payable                                                          --         1,250,000
     Net proceeds from the sale of preferred stock and warrants,
          net of closing costs                                                     1,096,507                --
     Cash dividends issued to preferred stockholders                                 (16,692)               --
     Principal payments on notes payable, related parties                            (22,917)         (133,333)
     Principal payments on notes payable                                            (993,575)         (650,528)
     Principal payments on capital lease obligations                              (1,498,036)       (1,765,527)
                                                                                 ------------      ------------
           Net cash used in financing activities                                  (1,584,774)          (12,808)
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 (19,445)           76,252

Cash and cash equivalents, beginning of year                                         455,453           379,201
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   436,008       $   455,453
                                                                                 ============      ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2004 and 2003

                                                               2004            2003
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $1,202,687      $1,450,867
     Income taxes                                          $   19,826      $   19,939

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   76,600      $   67,246
     Directors' fees                                           75,335          53,785
                                                           -----------     -----------
                                                           $  151,935      $  121,031
                                                           ===========     ===========

Equipment Financed Using Notes Payable                     $1,478,962      $1,218,410
                                                           ===========     ===========

Equipment Financed Using Capital Leases                    $       --      $1,655,031
                                                           ===========     ===========


Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during 2003.

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2004 and 2003

(1) DESCRIPTION OF BUSINESS

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

In 1998, the Company redefined their business focus from medical devices to medical diagnostic imaging services and emerged as an operating company through the acquisition of medical diagnostic imaging centers. In October 1999, the Company changed their name to Miracor Diagnostics, Inc. to reflect their focus in medical diagnostic imaging. Miracor Diagnostics, Inc. and subsidiaries are independent providers of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI"), computed tomography ("CT") and other diagnostic imaging services through our network of company-owned and operated fixed-site, freestanding outpatient facilities. Additionally, the Company continues to identify suitable acquisition targets to position the Company for growth. The Company now owns fourteen diagnostic centers in five states with two of such centers being held for sale as follows:

         Date Acquired/Opened             Diagnostic Center Location
         --------------------             ---------------------------
         July 1998                        Orlando, Florida
                                          Oak Brook, Illinois
                                          Sylvania, Ohio
         June 2001                        Laguna Niguel, California
                                          Long Beach, California
         October 2001                     Perrysburg, Ohio
         February 2002                    Woodridge, Illinois
         December 2002                    Coos Bay, Oregon
                                          Kissimmee, Florida
                                          Long Beach, California
                                          Carol Stream, Illinois
         January 2003                     Jacksonville, Florida (Held for sale)
         June 2003                        Santa Barbara, California
         January 2004                     Orange Park, Florida (Held for sale)

In October 2003, Regional MRI of Jacksonville, Inc., a wholly-owned subsidiary of the Company, consolidated its operations from two medical diagnostic centers to one.

In May 2004, Envision Open MRI, LLC, a subsidiary of which the Company owned 51%, located in Newport Beach, California ceased operations. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

During the fourth quarter of 2004, the Company elected to hold for sale the Orange Park, Florida and the Jacksonville, Florida centers. As these centers are start-up facilities and long-term investments, management determined the length of time for these centers to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

As more fully described in Note 16, the Company has classified the assets, liabilities and results of operations of three centers as discontinued operations. Accordingly, the financial statements as reported in the Company's 2003 Form 10-KSB have been reclassified to conform to the 2004 presentation. These reclassifications did not effect the net assets, equity or net loss as reported in the Company's 2003 Form 10-KSB.


USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, results of operations and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered at the diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from our customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each diagnostic imaging center's patient mix, industry experiences, and the aging of patient accounts receivable balances. The Company is not aware of any material claims, disputes or unsettled matters with third-party payors. The Company either uses in-house billing or local billing companies in each region in which it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a regional and site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collectibility estimates. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The Company estimates contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. The Company operates fourteen facilities in six regions, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. The Company adjusts the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease.

During 2004 and 2003, the principal source of revenue is from diagnostic imaging services. The Company is presently operating in this one business segment and only in the United States. As referrals for diagnostic imaging services at the Company's centers primarily come from referring physicians, including primary care physicians and specialists, the Company does not provide care to patients who are financially unable to pay for services.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to nine years. Amortization of assets under capital leases is included in depreciation and amortization.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell potential indicators of impairment can include, but are not limited to the following:

         o        History of operating losses or expected future losses,
         o        Significant adverse change in legal factors,
         o        Changes in the extent or manner in which the assets are used,
         o Current expectations to dispose of the assets by sale or other means, and
         o        Reductions or expected reductions of cash flow.

GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At December 31, 2004, the Company had $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's various reporting units, which are its six geographical regions. As certain centers are under one local manager and operate in the same geographical and economic environments, the Company has grouped the centers into the six reporting units by region for the year ended December 31, 2004. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. Prior to the fourth quarter of 2004, the fair value of the Company's reporting units exceeded the carrying value and consequently no impairment was recorded. For the year ended December 31, 2004, the Company evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $994,445 to reduce these assets to their fair market value. (see note 4)

FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

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

With respect to accounts receivable, we routinely assesses the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. At December 31, 2003 and 2004 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material. Net revenue by payor for the years ended December 31, 2004 and 2003 were:


         Percentage of Total Net Revenue

         Payor                                           2004    2003
         ---------------------------------------         ----    ----
         Commercial insurance                             28%     29%
         Special group contract                           25%     24%
         Managed Care                                     16%     16%
         Medicare and other governmental programs         16%     15%
         Workers compensation                              9%     10%
         Other                                             6%      6%

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

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


MARKETING

Marketing costs and promotions are expensed as incurred. Marketing expense for the years ended December 31, 2004 and 2003 was $392,922 and $358,372 respectively and is included in selling, general and administrative expenses in the accompanying consolidated financial statements.


RECLASSIFICATIONS

Certain reclassifications, including the effects of discontinued operations, within the accompanying consolidated financial statements have been made to conform to the 2004 presentation.


COMPREHENSIVE INCOME

For the years ended December 31, 2003 and 2004, the Company did not have any components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented.

SEGMENT REPORTING

The chief operating decision makers review the operating results of the Company's six geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of its six geographic regions into one reportable segment.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2004 and 2003:

                                                            2004            2003
                                                        ------------    ------------
Net loss from continuing operations                     $  (223,169)    $(1,265,343)
Net loss from discontinued operations                    (2,012,862)       (458,884)
                                                        ------------    ------------
Net loss for earnings per share computation             $(2,236,031)    $(1,724,227)
                                                        ============    ============


BASIC LOSS PER SHARE:

Weighted average common shares outstanding               16,164,506      15,440,846

Basic loss from continuing operations per share         $     (0.01)    $     (0.08)
Basic loss from discontinued operations per share       $     (0.13)    $     (0.03)
                                                        ============    ============
Basic loss per share                                    $     (0.14)    $     (0.11)
                                                        ============    ============

DILUTED LOSS PER SHARE:

Weighted average common shares used in
  calculating diluted loss per share                     16,164,506      15,440,846


Diluted loss from continuing operations per share       $     (0.01)    $     (0.08)
Diluted loss from discontinued operations per share     $     (0.13)    $     (0.03)
                                                        ============    ============
Diluted loss per share                                  $     (0.14)    $     (0.11)
                                                        ============    ============

For the years ended December 31, 2004 and 2003, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

STOCK-BASED AWARDS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") fair value of accounting for stock-based employee compensation. It also requires certain disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company does not recognize compensation expense for stock option grants, which are issued at fair value at the date of grant. The Company has not adopted fair value accounting for its employee stock options.

The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During 2003, the Company awarded warrants to purchase 212,500 shares of common stock, valued at $115,348, as finder fees associated the issuance of a convertible note payable. The Company recorded these warrants and the related deferred interest valued at $115,348 which is being amortized to interest expense over the four year life of the related convertible note. During 2004, the Company issued 439,189 warrants, valued at $192,850, as finder fees associated the issuance of its 3% Series A Convertible Preferred Stock. Thus, Company recorded these warrants and the related finders fee, valued at $192,850 as closing costs, which was netted with the proceeds from the preferred stock. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in the Company's operating results for those awards.

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended December 31, would have approximated the pro forma amounts indicated below:

                                                               2004              2003
                                                           -------------     ------------
Net loss
     As reported                                           $ (2,236,031)     $(1,724,227)
     Pro forma                                               (2,376,720)      (1,856,350)

Net loss attributable to common stockholders
     As reported                                             (2,236,031)      (1,724,227)
     Pro forma                                               (2,376,720)      (1,856,350)

Basic and diluted loss per share
     As reported                                           $      (0.14)     $     (0.11)
     Pro forma                                             $      (0.15)     $     (0.12)

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 2004 and 2003: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during 2004 and 2003 approximated $0.50 and $0.25, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(3) ACQUISITIONS, START-UPS AND DIVESTITURES

ACQUISITIONS

No acquisitions were completed in 2003 or 2004.

START-UPS

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

DIVESTITURES AND ASSETS HELD FOR SALE

Prior to the fourth quarter of 2004, the Company had been monitoring the results of operations of certain centers experiencing significant losses which management believed to be a temporary condition. As a result of this analysis, plans were implemented late in the third quarter and early in the fourth quarter to attempt to improve the profitability of those centers. However, during the fourth quarter of 2004 there appeared to be little or no improvement in their profitability and management later decided to dispose of these particular centers located in Orange Park and Jacksonville, Florida. Accordingly, the results of operations of these centers as well as the Company's Newport Beach center (discussed further herein) have been included in loss from discontinued operations in the accompanying consolidated statements of operations.

In October 2003, Regional MRI of Jacksonville, Inc., one of our wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. During the fourth quarter of 2004, the Company elected to hold the remaining center for sale. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. The imaging center will be sold for the assumption of certain obligations. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (see note 16)

In May 2004, Envision Open MRI, LLC, a subsidiary of which we owned 51%, located in Newport Beach, California ceased operations. As the 49% partner closed its operations and the Company's leases for the equipment and office space were expiring, the Company determined it was no longer economically feasible to continue operating this facility. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (see note 16)

During the fourth quarter of 2004, the company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. The imaging center was sold in 2005 for $1.8 million without the assumption of any obligations. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (see note 16)

(4) GOODWILL

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

Goodwill was recorded as a result of acquiring diagnostic centers. In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. Based on the nature of the Company's business, freestanding, outpatient diagnostic facilities, the each acquired center did not warrant the allocating of a portion of the purchase price to other intangible assets as the facility depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

In connection with management's decision to dispose of the net assets of certain centers in Jacksonville and Orange Park, Florida and as a result of continuing operating losses, the Company evaluated the recoverability of the carrying amount of certain long-lived assets including goodwill and determined that an impairment charge was warranted. The impairment charge amounted to $994,445 primarily related to previously recorded goodwill associated with the Florida centers but including a small impairment of $6,795 related to the closure of the Company's Newport Beach center. Accordingly, this charge has been included in the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

At December 31, 2004, the Company had $7.8 million of goodwill related to the acquiring of several diagnostic centers. Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002                           $ 8,959,513
Deletions to goodwill during the year                      145,570
                                                       ------------
Balance outstanding, December 31, 2003                   8,813,943
                                                       ------------
Goodwill impairment (see notes 2 and 16)                  (994,445)
                                                       ------------
Balance outstanding, December 31, 2004                 $ 7,819,498
                                                       ============

(5) LINE OF CREDIT

Throughout 2004, the Company's receivables line of credit has been serviced by a bank which passed on the Company's collections but which was subject to renewals on a very short-term basis. In March 2005, the bank approved a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to the Company meeting certain covenants. The line of credit has a capacity of $3,000,000 subject to a borrowing base which was $2,728,027 at December 31, 2004. The interest rate is the bank's reference rate plus 2.5% (8.1% at December 31, 2004). The outstanding balance was $2,606,822 and $2,756,883 at December 31, 2004 and 2003,
respectively.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-     December 31,  December 31,
   Type of Lender          Rate        Payment       Due Date          note          2004           2003
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Bank                     9.85%       $50,680      April 2009           A      $ 2,362,556    $ 2,545,004
   Bank                     8.54%        36,215      January 2010         B        1,924,734      2,078,006
   Bank                     8.54%        32,194      January 2010         C        1,711,013      1,847,265
   Finance Company         10.84%        35,596      December 2008        D        1,426,949      1,643,090
   Investment Company      12.00%            --      June 2007            E        1,250,000      1,250,000
   Bank                     9.91%        25,537      January 2009         F        1,075,979      1,205,041
   Finance Company          1.99%         5,129      November 2007        -          174,268             --
   Finance Company          4.63%         5,211      July 2007            -          152,001             --
   Finance Company         10.50%         1,434      December 2005        -           16,265         30,918
   Bank                    10.20%           464      April 2008           -           15,666         19,421
   Finance Company         10.50%            --      August 2004          -               --         22,325
   Finance Company         10.50%            --      March 2004           -               --          6,337
                                                                                 ------------   ------------
                                                                                 $10,109,431    $10,647,407

   Less current portion                                                             (425,755)    (1,444,556)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,683,676    $ 9,202,851
                                                                                 ============   ============

In March 2005, we restructured five notes payable and two capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by a lesser reduction for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term. The table above reflects the effects of the restructuring.

A) In September 2002, the Company purchased MRI equipment for its Laguna Niguel center funded by a note payable. Upon purchase of this equipment, an existing note payable was refinanced and included with the purchase price of the equipment. The total note payable was $2,806,846 and included equipment and leasehold improvements totaling approximately $1,590,000. The equipment is pledged as collateral for the note payable. This note was restructured from monthly payments of $50,680 to interest-only for 3 months followed by monthly payments of $30,000. The term was extended 18 months with a balloon payment of $1.8 million at that time.

B) In December 2002, the Company assumed the operations of a diagnostic center located in Long Beach, California, through a partnership interest purchase agreement. The center's medical equipment is pledged as collateral for the note payable. This note was restructured from monthly payments of $36,215 to interest-only for 3 months followed by monthly payments of $20,000. The term was extended 19 months with a balloon payment of $1.5 million at that time.

C) In December 2002, the Company assumed the operations of a diagnostic center located in Coos Bay, Oregon, through a capital stock purchase agreement. The center's medical equipment is pledged as collateral for the note payable. This note was restructured from monthly payments of $32,194 to interest-only for 3 months followed by monthly payments of $17,500. The term was extended 19 months with a balloon payment of $1.4 million at that time.

D) In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The center's medical equipment is pledged as collateral for the note payable. This note was restructured from monthly payments of $35,596 to approximately interest-only for one year followed by monthly payments of $30,007.

E) In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0,25 per share. Lender and finder fees to execute the convertible note totaled $146,250.

     F) In June 2003, the Company opened a diagnostic imaging center located in Santa Barbara, California. The Company financed MRI equipment and tenant improvements through a note payable. The MRI equipment is pledged as collateral for the note payable. This note was restructured from monthly payments of $25,537 to interest-only for 3 months followed by monthly payments of $17,650. The term was extended 18 months.

In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment was pledged as collateral for the note payable. During the fourth quarter of 2004 the Company elected to designate this site as held for sale (see note 16); therefore, the balance of this note in the amount of $1,048,037 is not reflected in the above table. Subsequent to December 31, 2004 this site was sold and the balance of this note was paid in full.

At December 31, 2004, future minimum annual principal payments on the notes payable are as follows:

                        Year-ending December 31,
                        ------------------------
                                  2005                                425,755
                                  2006                                705,524
                                  2007                              2,011,181
                                  2008                                735,353
                                  2009                                810,051
                                  Thereafter                        5,471,830
                                                                  ------------
                                                                  $10,159,694
                                                                  ============

(7) NOTES PAYABLE TO RELATED PARTIES

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. In November 2004, the Company resumed principal payments as previously negotiated. At December 31, 2004 and December 31, 2003 the balance of these notes was $137,500 and $160,417, respectively. Principal payments on these notes will be paid in full by December 31, 2005.

(8) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                             December 31,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2004           2003
   ---------------      ----------    ---------    --------------          ------------   ------------
   Bank (see A below)      11.54%       $23,615      April 2007            $   738,702    $   865,245
   Bank (see B below)      12.18%        30,050      September 2005            416,163        613,645
   Finance Company          8.48%        16,469      February 2006             205,921        366,970
   Finance Company          9.56%         5,728      January 2008              182,927        231,615
   Finance Company          9.78%         4,203      May 2008                  145,990        180,304
   Finance Company          6.10%         7,175      February 2006              96,714        174,317
   Bank                    11.54%         1,654      March 2007                 44,200         58,069
   Bank                    11.55%         1,622      February 2007              40,607         54,499
   Finance Company          7.03%           886      September 2008             35,787         44,101
   Bank                    12.92%        27,892      November 2004              26,830        131,325
   Finance Company          4.33%        12,643      February 2005              25,286             --
   Finance Company          7.80%           591      August 2008                22,595         27,720
   Finance Company         10.43%           568      July 2008                  20,310         24,755
   Finance Company          9.45%         1,053      December 2005              12,012         22,945
   Finance Company          5.75%         3,529      February 2005               6,998         47,299
   Finance Company          5.97%            --      November 2004                  --        142,842
   Finance Company          4.20%            --      July 2004                      --        115,603
                                                                           ------------   ------------
                                                                           $ 2,021,042    $ 3,101,254

   Less current portion                                                       (564,268)    (1,230,103)
                                                                           ------------   ------------
   Long term portion                                                       $ 1,456,774    $ 1,871,151
                                                                           ============   ============

Capital leases are collateralized by various medical equipment including MRI, CT, X-ray, Mammography, Ultrasound, Bone Densitometry and Laser Imager equipment and by tenant improvements.

In March 2005, the Company restructured five notes payable and two capital leases as discussed in note 6. The table above reflects the effects of the restructuring.

         A) This lease was restructured from monthly payments of $23,615 to interest-only for 3 months followed by payments of $15,000. The term was extended 15 months with a balloon payment of $300,000 at that time.

         B) This lease was restructured from monthly payments of $30,050 to interest-only for 3 months followed by payments of $11,500. The term was extended 20 months with a balloon payment of $200,000 at that time.

As of December 31, 2004, two imaging centers were designated as held for sale over the next twelve months and are included in discontinued operations (see note 16). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                             December 31,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2004           2003
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  617,110        788,606
   Finance Company          8.71%         3,582      June 2008                 129,273        159,549
   Finance Company          3.67%         1,369      June 2008                  53,869         68,032
   Finance Company          6.25%         1,260      June 2008                  47,418         59,172
   Finance Company          4.76%         1,142      April 2008                 42,183         53,591
   Bank                    10.99%           807      April 2008                 26,919         33,258
   Finance Company          8.79%           508      June 2008                  17,841         22,101
   Finance Company          5.81%           785      July 2006                  14,219         22,551
   Bank                     9.64%           421      December 2007              13,129         16,729
   Finance Company          4.33%            --      February 2005                  --        140,089
                                                                           ------------    -----------
                                                                           $   961,961     $1,363,678
                                                                           ============    ===========

The Company is currently leasing all of its offices under operating leases which expire at various dates through 2011.

At December 31, 2004, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                        Capital           Operating
                        Year-ending December 31,                        Leases              Leases
                        ------------------------                     -----------         -----------
                                  2005                                  714,440           1,235,793
                                  2006                                  546,380             957,842
                                  2007                                  469,924             605,654
                                  2008                                  436,405             296,319
                                  2009                                  360,741             107,561
                               Thereafter                                    --              96,800
                                                                     -----------         -----------

      Total minimum lease payments                                    2,527,890          $3,299,969
      Less amounts representing interest (at rates of 2.33% to                           ===========
      12.92%)                                                          (506,848)
                                                                     -----------

      Present value of net minimum lease payments                     2,021,042

          Less current portion                                         (564,268)
                                                                     -----------

      Capital lease obligations - long term                          $1,456,774
                                                                     ===========

Rent expense for operating leases, including month to month leases, was $1,543,477 and $1,500,657 for the years ended December 31, 2004 and 2003, respectively.

(9) COMMITMENTS AND CONTINGENCIES

EMPLOYEE AGREEMENTS

In August 1994, the Company entered into an employment and severance agreement with the Chief Executive Officer. The severance agreement provides, among other things, that in the event a change in control of the Company occurs or the Chief Executive Officer is involuntarily terminated, suffers a disability while employed by the Company or dies while employed by the Company, then the Chief Executive Officer or his heirs are entitled to receive certain benefits from the Company. Such benefits may include some or all of the following: an amount based on the base salary as provided for in the employment agreement; an amount based on the bonus paid or payable to the Chief Executive Officer as provided for in the employment agreement; the right to receive common stock that shall vest immediately; and the right to exercise any warrants or stock options held by or granted to the Chief Executive Officer under the employment agreement or any stock option plan of the Company or both, health insurance and disability insurance. The Chief Executive Officer will not receive any benefits upon voluntarily termination of employment with the Company or if the Company terminates the Chief Executive Officer "for cause", which is defined as the conviction of the Chief Executive Officer after appeal of a felony.

In March 2004, the term of the Chief Executive Officer's employment agreement and severance agreement were extended for one additional year, or until August 31, 2007.

In May 2002, the Company entered into an employment agreement with the President. The agreement provides for an eighteen-month severance upon involuntary termination. In March 2004, the term of the President's employment agreement was extended for one additional year, or until May 20, 2007.

In May 2002, the Company entered into an employment agreement with the Chief Financial Officer. The agreement provides for a twelve-month severance upon involuntary termination. In March 2004, the term of the Chief Financial Officer's employment agreement was extended for one additional year, or until May 20, 2006.

The above employment agreements obligate the Company for approximately $1,200,000 beyond December 31, 2004.

LEGAL MATTERS

From time to time the Company has been named as a defendant in a lawsuit. As of December 31, 2004, there were no legal proceedings, to which the Company was a party, which could have a material adverse effect on the Company's business, financial condition or operating results.

(10) STOCKHOLDERS' EQUITY

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors.

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004 ,were issued as finder fees and included with the closing costs. During the year ended December 31, 2004, $16,692 in cash dividends were paid to preferred stockholders.

There were 3,378,376 and 0 outstanding shares of preferred stock as of December 31, 2004 and December 31, 2003, respectively.


COMMON STOCK

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

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. At December 31 2004, 267,830 warrants are still outstanding.

(11) OPTIONS AND WARRANTS

The Company has issued options and warrants in connection with various private placements, certain debt securities and certain other agreements with compensation to employees and consultants. The Company's options and warrants allow the holder to purchase one share of the Company's common stock at a specified price.

Options and warrants granted and issued by the Company consisted of:

                                                                      Weighted
                                                                       Average
                                                          Number       Price
                                                        -----------  -----------

Balance outstanding, December 31, 2002                   2,928,668        $0.33
                                                        ===========

Options granted                                            775,000         0.24
Options expired                                            (60,000)        0.54
Options exercised                                                -            -
Warrants granted                                           612,500         0.26
Warrants exercised                                        (327,497)        0.16
Warrants cancelled                                        (183,841)        0.18
                                                        -----------
Balance outstanding, December 31, 2003                   3,744,830        $0.32
                                                        -----------

Options granted                                            305,000         0.50
Options expired                                            (55,000)        0.38
Options exercised                                                -            -
Warrants granted                                         1,452,714         0.50
Warrants exercised                                               -            -
Warrants cancelled                                        (100,000)        0.01
                                                        -----------
Balance outstanding, December 31, 2004                   5,347,544        $0.38
                                                        ===========

Options and warrants exercisable                         4,228,794        $0.40

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 2004 and 2003 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Information relating to options and warrants at December 31, 2004 summarized by exercise price is as follows:

                Outstanding                                                 Exercisable
                                            Weighted Average             Weighted Average
      Exercise Price       Equiv.          Life       Exercise          Equiv.      Exercise
        Per Share          Shares         (Year)       Price            Shares       Price
        ---------          ------         ------       -----            ------       -----
      $    0.10            11,341          0.7       $ 0.10             11,341      $0.10
           0.15           130,329          0.7         0.15            130,329       0.15
           0.16           125,000          0.2         0.16            125,000       0.16
           0.17             1,160          0.7         0.17              1,160       0.17
           0.20           175,000          1.0         0.20            175,000       0.20
           0.22           475,000          1.1         0.22            475,000       0.22
           0.23            50,000          8.7         0.23             12,500       0.23
           0.24           675,000          8.2         0.24            168,750       0.24
           0.25           212,500          3.5         0.25            212,500       0.25
           0.26           465,000          5.5         0.26            465,000       0.26
           0.27           700,000          7.2         0.27            400,000       0.27
           0.37           337,837          4.6         0.37            337,837       0.37
           0.50           275,000          9.2         0.50                  -       0.50
           0.55         1,114,877          4.6         0.55          1,114,877       0.55
           0.69           294,500          5.0         0.69            229,500       0.69
           0.81           230,000          4.0         0.81            230,000       0.81
           1.00            75,000          5.2         1.00             75,000       1.00
                        ---------                                    ---------
                        5,347,544          5.1       $ 0.38          4,228,794      $0.40
                        =========                                    =========

(12) COMPENSATORY STOCK BENEFIT PLANS

On October 1, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, pursuant to the Company's 2003 Stock Compensation Plan, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of December 31, 2004, 63,088 shares remain available under this registration which may be awarded until October 1, 2008. During the years ended December 31, 2004 and 2003, 354,250 and 504,375 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the years ended December 31, 2004 and 2003, 0 and 25,000 shares, respectively, of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

Pursuant to employee agreements, 50,000 shares of accrued employee common stock grants were issued during the year ended December 31, 2003. Accordingly, deferred stock compensation of $7,750 was reclassified to common stock and additional paid-in capital during the year ended December 31, 2003.

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of December 31, 2004, 629,250 shares remain available under this registration which may be awarded until October 1, 2008.

(13) EMPLOYEE BENEFIT PLAN

On November 1, 2000, the Company adopted the 401(k) Profit Sharing Plan and Trust (the "Plan") for employees of the Company. The Plan allows employees who satisfy the age and service requirements to contribute up to 15% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company has made no contributions to the Plan for the years ended December 31, 2004 and 2003.

(14) RELATED PARTY TRANSACTIONS

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to the President, who is also a director, related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. In November 2004, the Company resumed principal payments as previously negotiated. The balance of these notes was $137,500 and $160,417 at December 31, 2004 and 2003, respectively.


(15) INCOME TAXES

The components of the net deferred income tax balances are as follows at December 31:

                                                    2004              2003
                                                ------------     ------------
Deferred income tax assets (liabilities):

   Net operating loss carryforwards             $ 2,954,000      $ 2,109,000
   Depreciation and amortization                   (891,000)      (1,139,000)
                                                ------------     ------------
   Net deferred income tax assets                 2,063,000          970,000

   Less deferred income tax asset
     Valuation allowance                         (2,063,000)        (970,000)
                                                ------------     ------------

   Net deferred income tax balance              $         -      $         -
                                                ============     ============

At December 31, 2004, the Company had approximately $8,016,000 in federal and $4,834,000 in state net operating loss carryforwards to offset future taxable income. These carryforwards will expire in various years through 2024. Federal net loss carryforwards are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. If a greater than 50% change in ownership (as determined in accordance with Section 382 of the Internal Revenue
Code) were to occur, the net operating loss carryovers may be subject to limitation in future years.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. As of December 31, 2004, it cannot be determined if it is more likely than not that the Company will generate sufficient future taxable income before 2024, the year after which all current available net operating loss carryforwards expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 2004 and 2003.

Income tax expense attributable to income before income taxes differs from the amount computed by applying the US Federal income tax rate of 34% to income from operations before income taxes principally as a result of use of net operating loss carryforwards and changes in the valuation allowance.


(16) DISCONTINUED OPERATIONS

As of December 31, 2004, two imaging centers were designated as held for sale over the next twelve months that are included in discontinued operations. As these centers are start-up facilities and long-term investments, the Company determined the length of time for these centers to become profitable is beyond the time horizon set forth in its strategic objectives. In October 2003, Regional MRI of Jacksonville, Inc., one of our wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. During the fourth quarter of 2004, the Company elected to hold the remaining center for sale. During the years ended December 31, 2003 and 2004, the Jacksonville center generated net patient service revenue of $1,248,330 and $1,621,086, respectively. During the years ended December 31, 2003 and 2004, the Jacksonville center incurred net losses of $341,030, and $425,168, respectively. During the fourth quarter of 2004, the company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. The imaging center was sold in March 2005 for $1.8 million without the assumption of any obligations. During the year ended December 31, 2004, the Orange Park center generated net patient service revenue of $250,460 and incurred net losses of $446,789.

In addition, Envision Open MRI, LLC, a subsidiary of which we owned 51%, located in Newport Beach, California ceased operations in May 2004. As the 49% partner closed its operations and the Company's leases for the equipment and office space were expiring, the Company determined it was no longer economically feasible to continue operating this facility. The equipment was abandoned and returned to the vendor. Approximately $91,000 of equipment costs were written off and an $18,050 pre-tax charge for an equipment lease termination fee was recognized in 2004. During the years ended December 31, 2003 and 2004, the center generated net patient service revenue of $554,015 and $177,600, respectively. During the years ended December 31, 2003 and 2004, the center incurred net losses of $81,227, and $146,460, respectively.

All of the diagnostic imaging centers that have been closed or designated for sale are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the year ended December 31, 2003 have been made to reflect the effects of discontinued operations. For year ended December 31, 2004, loss from discontinued operations includes a $994,445 pre-tax charge to write-down the goodwill related to these imaging centers (See note 4). The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:

                                                 Florida Component         California Component

                                                2004           2003         2004          2003
                                            ------------   -----------   -----------  ------------
Assets included in discontinued operations:
    Current assets                          $        --   $        --    $       --   $   115,489
    Net Property and equipment                1,987,100     1,206,509            --       127,767
    Goodwill                                         --            --            --         6,795
    Other assets                                     --       125,000            --            --
                                            ------------  ------------   -----------  ------------
    Total assets included
       in discontinued operations             1,987,100     1,331,509    $       --   $   250,051
                                            ============   ===========   ===========  ============

Liabilities included in discontinued operations:

    Current liabilities                     $        --   $   200,000    $       --   $   111,136
    Notes payable                             1,048,037            --            --            --
    Capital lease obligations                   961,961     1,223,588            --       140,089
                                            ------------  ------------   -----------  ------------
    Total liabilities included
       in discontinued operations           $ 2,009,998   $ 1,423,588    $       --   $   251,225
                                            ============  ============   ===========  ============

(17) SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in 000's except per share data and average shares outstanding):

                                                            Quarter ended
                              ------------------------------------------------------------------------
                                 March           June         September      December
                                   31             30             30             31            Total
                              ------------   ------------   ------------   ------------   ------------
2004
----
Net revenue from continuing
  operations                  $     4,685    $     4,972    $     4,574    $     4,702    $     18,933
Income/(loss) from continuing
  operations                           25             80            (60)          (268)           (223)
Loss on discontinued
  operations                         (209)          (369)          (239)        (1,196)         (2,013)
                                    ------         ------         ------        -------         -------
Net loss                      $      (184)   $      (289)   $      (299)   $    (1,464)   $     (2,236)
                                    ======         ======         ======        =======         =======

Basic income/(loss) per share
  from continuing operations  $      0.00     $     0.01     $    (0.00)   $     (0.02)   $      (0.01)
Basic loss per share from
  discontinued operations           (0.01)         (0.03)         (0.02)         (0.07)          (0.13)
                                    ------        -------        -------        -------         -------
Basic loss per share          $     (0.01)    $    (0.02)    $    (0.02)   $     (0.09)   $      (0.14)
                                    ======        =======        =======        =======         =======

Diluted income/(loss) per share
  from continuing operations  $      0.00     $     0.01     $    (0.00)   $     (0.02)   $      (0.01)
Diluted loss per share from
  discontinued operations           (0.01)         (0.03)         (0.02)         (0.07)          (0.13)
                                    ------        -------        -------        -------         -------
Diluted loss per share        $     (0.01)    $    (0.02)    $    (0.02)   $     (0.09)   $      (0.14)
                                    ======        =======        =======        =======         =======

Basic and diluted weighted
  average shares outstanding   16,031,145     16,117,391     16,205,195     16,302,331      16,164,506

2003
----
Net revenue from continuing
  operations                  $     4,029    $     4,425    $     4,601    $     4,342    $     17,397
Loss from continuing
  operations                         (364)          (216)          (238)          (448)         (1,266)
Loss on discontinued
  operations                         (108)          (107)          (105)          (138)           (458)
                                    ------         ------         ------        -------         -------
Net loss                      $      (472)   $      (323)   $      (343)   $      (586)   $     (1,724)
                                    ======         ======         ======        =======         =======

Basic loss per share
  from continuing operations  $     (0.02)   $     (0.01)   $     (0.02)   $     (0.03)   $      (0.08)
Basic loss per share from
  discontinued operations           (0.01)         (0.01)         (0.00)         (0.01)          (0.03)
                                    ------        -------        -------        -------         -------
Basic loss per share          $     (0.03)   $     (0.02)   $     (0.02)   $     (0.04)   $      (0.11)
                                    ======        =======        =======        =======         =======

Diluted loss per share
  from continuing operations  $     (0.02)   $     (0.01)   $     (0.02)   $     (0.03)   $      (0.08)
Diluted loss per share from
  discontinued operations           (0.01)         (0.01)         (0.00)         (0.01)          (0.03)
                                    ------        -------        -------        -------         -------
Basic loss per share          $     (0.03)   $     (0.02)   $     (0.02)   $     (0.04)   $      (0.11)
                                    ======        =======        =======        =======         =======
Basic and diluted weighted
  average shares outstanding   15,193,466     15,352,157     15,439,064     15,806,813      15,440,846


(18) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company's first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the years ended December 31, 2004 and 2003. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.01 per basic and dilutive share for 2006.


(19) SUBSEQUENT EVENTS

In March 2005, the Company restructured seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by a lesser reduction for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term. The consolidated financial statements and the related footnotes reflect the effects of the restructuring.

In March 2005, the Company sold its Orange Park, Florida center for $1.8 million. The Company netted approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility.

In March 2005, the Company's receivables line of credit was approved by a bank for a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to the Company meeting certain covenants.