Form 10QSB
period 2005-03-31
MIRACOR DIAGNOSTICS INC
filed 2005-05-16
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended March 31, 2005.

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on April 29, 2005) was approximately $4,623,000.

As of April 29, 2005, Registrant had outstanding 16,535,694 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock. The Preferred Stock was sold during the quarter ended September 30, 2004 by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, is not registered as it is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
         December 31, 2004 (Audited........................................  F-1

         Consolidated Statements of Operations (Unaudited) for the Three
         Months Ended March 31, 2005 and 2004..............................  F-2

         Consolidated Statement of Stockholders' Equity (Unaudited) for
         the Three Months Ended March 31, 2005.............................  F-3

         Consolidated Statements of Cash Flows (Unaudited) for the Three
         Months Ended March 31, 2005 and 2004..............................  F-4

         Notes to Consolidated Financial Statements (Unaudited)............  F-6

Item 2.  Management's Discussion and Analysis..............................    1

Item 3.  Controls and Procedures...........................................    8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................    8

Item 2.  Changes in Securities.............................................    8

Item 3.  Defaults Upon Senior Securities...................................    8

Item 4.  Submission of Matters to a Vote of Security Holders...............    8

Item 5.  Other Information.................................................    8

Item 6.  Exhibits and Reports on Form 8-K..................................    8

         Signatures........................................................    9

                                     PART I

PART I.  FINANCIAL INFORMATION

         All references to "us", "we", "Miracor", "Miracor Diagnostics", or "the Company" refer to Miracor Diagnostics, Inc., its predecessors and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended March 31, 2005.

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


OVERVIEW

Miracor Diagnostic Inc. and its subsidiaries have been operating freestanding diagnostic imaging centers since 1998. We are an independent provider of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI") and computed tomography ("CT") services through our network of company-owned and operated fixed-site, freestanding outpatient facilities. We operate 13 wholly-owned centers, clustered in the following five states: California, Florida, Illinois, Ohio and Oregon. We have strategically organized our facilities into regional networks in markets which have either or both high-density and expanding populations as well as attractive payor diversity. We target our growth/expansion in the areas in which we currently operate. This clustering strategy brings many benefits including lower costs, management coverage and name recognition.

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Four of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Nine of our facilities are single-modality sites, offering MRI and in several cases x-ray services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the quarter ended March 31, 2005, we derived 91% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the three months ended March 31, 2005 and 2004 by the following table:

                  Percentage of Total Net Revenue

         Payor                                           2005    2004
         ---------------------------------------         ----    ----
         Commercial insurance                             29%     28%
         Special group contract                           23%     25%
         Managed Care                                     16%     16%
         Medicare and other governmental programs         16%     16%
         Workers compensation                             12%      9%
         Other                                             4%      6%

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


SIGNIFICANT EVENTS

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. In the fourth quarter of 2004, management determined the length of time for this center to become profitable was beyond the time horizon set forth in our strategic objectives and was designated as held for sale as of December 31, 2004 and is reflected as such in the accompanying consolidated financial statements. Effective March 9, 2005, we completed the sale of this center. The sales price was $1.8 million, resulting in a gain on sale of approximately $541,000. Net cash received was approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility. The sale included assets we owned and leased in our operation of First Choice Imaging, Inc., but did not include accounts receivable aggregating approximately $145,000.

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

In the fourth quarter of 2004, management elected to hold for sale the center in Jacksonville, Florida. Management determined the length of time for this center to become profitable was beyond the time horizon set forth in our strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

For the year ended December 31, 2004, loss from discontinued operations includes a $994,445 pre-tax charge to write-down the related goodwill associated with the diagnostic imaging centers that have been closed or designated as held for sale.

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


RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis. During the quarter ended March 31 2005, the income from discontinued operations was $2,916 and during the quarter ended March 31 2004, the loss from discontinued operations was $209,421. Certain reclassifications in the results of operations for the three months ended March 31, 2005 and 2004 have been made to reflect the effects of discontinued operations.

The three months ended March 31, 2005 compared to the three months ended March 31, 2004.

NET REVENUE

Net patient service revenue for the quarter ended March 31, 2005 from continuing operations increased $214,078 to $4,898,803 from $4,684,725 for the quarter ended March 31, 2004. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The increase of 4.6% is mainly due to improved collection rates which have been enhanced due to an increased focus on collections. Though we plan to continue to improve collections, there can be no guarantee our revenue will continue to increase.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended March 31, 2005 and 2004.

OPERATING EXPENSES

Costs of services from continuing operations increase by $70,153, an increase of 3.1%, to $2,316,278 for the quarter ended March 31, 2005 from $2,246,125 for the quarter ended March 31, 2004. This increase is due to increased radiology fees as a result of increased collections; increase costs for maintaining equipment as our equipment ages; and increased costs for insuring our radiology technicians. We expect this trend to continue.

Selling, general and administrative expenses increased $62,043 to $2,072,811 for the quarter ended March 31, 2005 from $2,010,768 for the year ended March 31, 2004. The increase of 3.1% is mainly due to costs of consultants hired for analyzing and improving various aspects of our business operations, namely consultants focusing on increased collections and consultants for investment banking services. Due to rising costs of salaries, we also experienced increases in salaries and wages including health and workers compensation insurance.

INTEREST EXPENSE

Interest expense from continuing operations decreased $65,119, or 16.2%, to $337,705 for the quarter ended March 31, 2005 from $402,824 for the quarter ended March 31, 2004 due to notes payable and capital lease obligations maturing. We do not expect this trend to continue based on increase interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the quarter ended March 31, 2005, income from operations before interest expense and gain on sale of assets was $509,714 as compared to income of $427,832 for the quarter ended March 31, 2004; representing an increase of $81,882. The increase is due to the previously stated reasons of increased collections and the offsetting increase in operating and selling, general and administrative expenses. We anticipate being able to further increase revenues during the coming year and to continue to be profitable. However, we cannot say whether we will be profitable for the year.

Net income for the quarter ended March 31, 2005 was $715,498, an increase of $899,911 when compared to the loss of $184,413 for the quarter ended March 31, 2004. The increase is primarily due to a gain on the sale of assets at our Orange Park, Florida location of $540,573. This is a non-recurring gain which we do not expect in the future. In addition, several of our unprofitable centers have become profitable. Basic and diluted earnings per common share were $0.04 for the quarter ended March 31, 2005 compared to the basic and diluted loss per common share of $0.01 for the quarter ended March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at March 31, 2005 was $737,929 as compared to $436,008 at December 31, 2004, representing a 69.3% increase.

For the quarter ended March 31, 2005, our line of credit increased by $548. During the quarter ended March 31, 2005, we made the following cash payments:
$1,595,283 of principal payments on notes payable, $34,375 of principal payments on notes payable to related parties, $241,085 of principal payments on capital lease obligations and purchased equipment of $50,365. We received proceeds of $1,800,000 from the sale of assets resulting in a gain of $540,573 and incurred a loss of $8,375 from disposing other equipment. In addition during the quarter ended March 31, 2005, operating activities provided $431,856 of net cash, which included net income of $715,498. Accounts receivable increased by $215,582; accounts payable and accrued expenses decreased by $522,786; other net assets (excluding cash) decreased by $34,192. The following items decreased net income but did not affect cash:

         - $24,090 in common stock paid for services in lieu of cash,
         - $530,246 in interest added to notes payable and capital leases and
         - $398,396 in depreciation and amortization for continued operations.

Changes in current assets and current liabilities, including centers designated as held for sale, resulted in a positive working capital position of $749,064 at March 31, 2005 as compared to a negative working capital of $422,624 at December 31, 2004.

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

During 2004, our receivables line of credit was serviced by a bank and was subject to renewals on a very short-term basis. In March 2005, the bank approved a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to us meeting certain covenants. The financial covenants of maintaining a debt to equity ratio of not more than 10 to 1 and exceeding the cash flow coverage ratio are currently being met. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,609,525 at March 31, 2005. The interest rate is the bank's reference rate plus 2.5% (8.2% at March 31, 2005). The outstanding balance was $2,607,370 and $2,606,822 at March 31, 2005 and December 31, 2004
respectively.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the quarters ended March 31, 2005 and 2004, we paid cash dividends to preferred stockholders of $9,375 and $0, respectively.

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


The following describes our start-ups and acquisitions since January 2004:

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement has a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%. In March 2005, we sold this center for $1,800,000. We netted approximately $340,000 after retiring $1,500,000 of debt collateralized by equipment held at the facility.

PLAN OF OPERATION

SIGNIFICANT CHANGES

We do not anticipate that we will have any significant changes in our expenses or the number of personnel we employee; however, no assurances can be given that significant changes will not occur.

CAPITAL REQUIREMENTS

Cash requirements during the next year will be for funding growth of the operation and expansion of our existing centers, for potential future acquisitions of additional diagnostic imaging centers, and for repaying our current liabilities and long-term debt. During the next 12 months, we plan to finance our long-term operations and capital requirements with the cash flow generated from the operations of our diagnostic imaging centers and with capital lease financing.

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



REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the periods ended March 31, 2005 and 2004, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $400,000 for the year ended December 31, 2004 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $150,000 at December 31, 2004. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.


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

The value of goodwill is stated at the lower of cost or fair value. At March 31, 2005, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. During the fourth quarter of 2004, based on the factors described in Notes 3 and 4 to the consolidated financial statements, we evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $994,445 to reduce these assets to their fair market value. The assets were primarily associated with two of our centers located in the Jacksonville, Florida area which have been classified as discontinued operations and held for sale as of December 31, 2004. We then completed our annual review of our remaining reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2004. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for our first quarter of 2006. We will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the year ended December 31, 2004 and there would have been a de minimis reduction for the quarter ended March 31, 2005. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123R during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.01 per basic and dilutive share for 2006.

SUBSQUENT EVENTS

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of stock. Shares may be awarded under this plan until March 1, 2010.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to the Company that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2005, there were no legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

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

Reports on Form 8-K
-------------------

         We filed a current report on Form 8-K on April 1, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ M. Lee Hulsebus        Chairman of the Board,              May 16, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                          May 16, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer,            May 16, 2005
------------------------   (Principal Accounting Officer)
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                      March 31,       December 31,
                                                                        2005              2004
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    737,929       $    436,008
     Accounts receivable (net of contractual adjustments and
       allowances of $8,718,314 and $8,848,734)                      6,399,845          6,184,263
     Prepaid expenses and other assets                                  92,049             74,429
     Assets held for sale                                            1,106,611          1,987,100
                                                                  -------------      -------------
               Total current assets                                  8,336,434          8,681,800
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  3,061,602          4,613,460
     Machinery and equipment                                         8,682,677          7,088,104
     Leasehold improvements                                          1,256,142          1,250,642
     Furniture and fixtures                                             98,001             98,001
                                                                  -------------      -------------
                                                                    13,098,422         13,050,207

          Less accumulated depreciation                             (7,907,999)        (7,516,795)
                                                                  -------------      -------------
Net property and equipment                                           5,190,423          5,533,412

Goodwill                                                             7,819,498          7,819,498

Other assets                                                           320,958            382,371
                                                                  -------------      -------------
               Total assets                                       $ 21,667,313       $ 22,417,081
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  1,496,064       $  2,074,695
     Accrued expenses                                                1,341,230          1,285,386
     Line of credit                                                  2,607,370          2,606,822
     Notes payable, related parties - current portion                  103,125            137,500
     Notes payable - current portion                                   518,815            425,755
     Capital lease obligations - current portion                       539,972            564,268
     Liabilities associated with assets held for sale                  980,794          2,009,998
                                                                  -------------      -------------
               Total current liabilities                             7,587,370          9,104,424

Other liabilities:
     Notes payable - long term                                       9,770,813          9,683,676
     Capital lease obligations - long term                           1,406,710          1,456,774
                                                                  -------------      -------------
               Total liabilities                                    18,764,893         20,244,874
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)        33,784             33,784
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,465,194 and 16,322,304 outstanding)          2,469,779          2,448,346
     Additional paid-in capital                                     28,859,821         28,857,164
     Accumulated deficit                                           (28,460,964)       (29,167,087)
                                                                  -------------      -------------
               Total stockholders' equity                            2,902,420          2,172,207
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 21,667,313       $ 22,417,081
                                                                  =============      =============

See notes to consolidated financial statements.
                                                F-1


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                                     Three Months Ended March 31,
                                                                    --------------------------------

                                                                        2005              2004
                                                                    -------------      -------------
Net patient service revenue                                         $  4,898,803       $  4,684,725

Operating expenses:
  Costs of services                                                    2,316,278          2,246,125
  Selling, general and administrative expenses                         2,072,811          2,010,768
                                                                    -------------      -------------
Total operating expenses                                               4,389,089          4,256,893
                                                                    -------------      -------------

Income from operations before interest expense
 and gain on sale of assets                                              509,714            427,832

 Interest expense                                                       (337,705)          (402,824)
 Gain on sale of assets                                                  540,573                 --
                                                                    -------------      -------------
Income from continuing operations                                   $    712,582       $     25,008

Income (loss) from discontinued operations                                 2,916           (209,421)
                                                                    -------------      -------------
Net income (loss)                                                   $    715,498       $   (184,413)
                                                                    =============      =============

Earnings (loss) per share:
Basic earnings from continuing operations per share                 $       0.04       $       0.00
Basic earnings (loss) from discontinued operations per share        $       0.00       $      (0.01)
                                                                    =============      =============
Basic earnings (loss) per share                                     $       0.04       $      (0.01)
                                                                    =============      =============

Diluted earnings (loss) from continuing operations per share        $       0.04       $       0.00
Diluted earnings (loss) from discontinued operations per share      $       0.00       $      (0.01)
                                                                    =============      =============
Diluted earnings (loss) per share                                   $       0.04       $      (0.01)
                                                                    =============      =============

Weighted average shares outstanding-basic                             16,442,311         16,031,145
Weighted average shares outstanding-diluted                           17,499,734         16,031,145



See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Three Months Ended March 31, 2005

                                              (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2005                          3,378,376    $   33,784        16,322,304   $ 2,448,346

Common stock issued for services                         --            --            51,000         7,650

Common stock issued from exercising of
  warrants issued                                        --            --            91,890        13,783

Cash dividends declared to preferred stockholders        --            --                --            --

Net income                                               --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, March 31, 2005                           3,378,376    $   33,784        16,465,194   $ 2,469,779
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   -------------
Balance, January 1, 2005                           $ 28,857,164    $(29,167,087)   $  2,172,207

Common stock issued for services                         16,440              --          24,090

Common stock issued from exercising of
  warrants issued                                       (13,783)             --              --

Cash dividends declared to preferred stockholders            --          (9,375)         (9,375)

Net income                                                   --         715,498         715,498
                                                   -------------   -------------   -------------
Balance, March 31, 2005                            $ 28,859,821    $(28,460,964)   $  2,902,420
                                                   =============   =============   =============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                              Three Months Ended March 31,
                                                                                 2005              2004
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                       $   715,498       $  (184,413)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                       24,090            37,614
           Depreciation and amortization - continuing operations                 398,396           404,381
           Depreciation and amortization - discontinued operations                    --           120,937
           Interest expense added to notes payable and capital leases            530,246            24,672
           Gain on sale of assets                                               (540,573)               --
           Loss on disposal of property and equipment                              8,375                --
           Changes in assets and liabilities:
              Accounts receivable                                               (215,582)         (123,767)
              Other assets                                                        34,192           155,752
              Accounts payable and accrued expenses                             (522,786)          185,569
                                                                             ------------      ------------
                     Net cash provided by operating activities                   431,856           620,745
                                                                             ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                          1,800,000           114,563
     Purchase of property and equipment                                          (50,365)          (22,704)
                                                                             ------------      ------------
                     Net cash provided by investing activities                 1,749,635            91,859
                                                                             ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                      548            73,314
     Cash dividends paid to preferred stockholders                                (9,375)               --
     Principal payments on notes payable, related parties                        (34,375)               --
     Principal payments on notes payable                                      (1,595,283)         (233,528)
     Principal payments on capital lease obligations                            (241,085)         (453,559)
                                                                             ------------      ------------
           Net cash used in financing activities                              (1,879,570)         (613,773)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        301,921            98,831

Cash and cash equivalents, beginning of period                                   436,008           455,453
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $   737,929       $   554,284
                                                                             ============      ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Three Months Ended March 31,

                                                               2005            2004
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  329,898      $  339,488
     Income taxes                                          $   11,500      $   10,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   13,200      $   19,676
     Directors' fees                                           10,890          17,938
                                                           -----------     -----------
                                                           $   24,090      $   37,614
                                                           ===========     ===========

Warrants issued in connection with note payable            $       --      $  115,346
                                                           ===========     ===========

Equipment Financed Using Notes Payable                     $   25,000      $1,125,000
                                                           ===========     ===========

Equipment Financed Using Capital Leases                    $  101,160      $       --
                                                           ===========     ===========



See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the three months ended March 31, 2005 (Unaudited)


(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------
Miracor Diagnostics, Inc. and subsidiaries are independent providers of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI"), computed tomography ("CT") and other diagnostic imaging services through our network of company-owned and operated fixed-site, freestanding outpatient facilities. Additionally, the Company continues to identify suitable acquisition targets to position the Company for growth. The Company now owns thirteen diagnostic centers in five states with one of such centers being held for sale as follows:

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


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2005, and the results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three month periods ended March 31, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three month periods ended March 31, 2005 nd 2004 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

As more fully described in Note 10, the Company has classified the assets, liabilities and results of operations of three centers as discontinued operations. Accordingly, the financial statements as reported in the Company's March 31, 2004 Form 10-QSB have been reclassified to conform to the 2005 presentation. These reclassifications did not effect the net assets, equity or net loss as reported in the Company's March 31, 2004 Form 10-QSB.


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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered at the diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from its customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each diagnostic imaging center's patient mix, industry experiences, and the aging of patient accounts receivable balances. The Company is not aware of any material claims, disputes or unsettled matters with third-party payors. The Company either uses in-house billing or local billing companies in each region in which it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a regional and site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collectibility estimates. While such credit losses have historically been within the Company's expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on the Company's operating results.

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The Company estimates contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. The Company operates thirteen facilities in six regions, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. The Company adjusts the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease.

During 2005 and 2004, the principal source of revenue is from diagnostic imaging services. The Company is presently operating in this one business segment and only in the United States. As referrals for diagnostic imaging services at the Company's centers primarily come from referring physicians, including primary care physicians and specialists, the Company does not provide care to patients who are financially unable to pay for services.


IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell potential indicators of impairment can include, but are not limited to the following:

         o        history of operating losses or expected future losses,
         o        significant adverse change in legal factors,
         o        changes in the extent or manner in which the assets are used,
         o current expectations to dispose of the assets by sale or other means and
         o        reductions or expected reductions of cash flow.

GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At March 31, 2005, the Company had $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's various reporting units, which are its six geographical regions. Such geographical regions are Southern California; Coos Bay, OR.; Chicago, IL.; Toledo, OH.; Jacksonville, FL and Central Florida. As certain centers are under one local manager and operate in the same geographical and economic environments, the Company has grouped the centers into the six reporting units by region for the year ended December 31, 2004. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. Prior to the fourth quarter of 2004, the fair values of the Company's reporting units exceeded their carrying values and consequently no impairment was recorded. For the year ended December 31, 2004, the Company evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $994,445 to reduce these assets to their fair market value. (See Note 4)

FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

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

With respect to accounts receivable, the Company routinely assesses the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establishs a provision for bad debt. At March 31, 2005 and 2004 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material. Net revenue by payor for the quarters ended March 31, 2005 and 2004 were:


         Percentage of Total Net Revenue

         Payor                                           2005    2004
         ---------------------------------------         ----    ----
         Commercial insurance                             29%     28%
         Special group contract                           23%     25%
         Managed Care                                     16%     16%
         Medicare and other governmental programs         16%     16%
         Workers compensation                             12%      9%
         Other                                             4%      6%

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month periods ended March 31, 2005 and 2004:

                                                                   2005            2004
                                                               ------------    ------------
Income from continuing operations                              $   712,582     $    25,008
Income (loss) from discontinued operations                           2,916        (209,420)
                                                               ------------    ------------
Net income (loss) for earnings per share computation           $   715,498     $  (184,413)
                                                               ============    ============


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                      16,442,311      16,031,145

Basic earnings from continuing operations per share            $      0.04     $      0.00
Basic earnings (loss) from discontinued operations per share   $      0.00     $     (0.01)
                                                               ============    ============
Basic earnings (loss) per share                                $      0.04     $     (0.01)
                                                               ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                      16,442,311      16,031,145

Effect of dilutive securities:
    Warrants                                                       555,270              --
    Employee stock options                                         502,153              --
                                                               ------------    ------------
Adjusted weighted average common shares outstanding
     And assumed conversions                                    17,499,734      16,031,145


Diluted earnings (loss) from continuing operations per share   $      0.04     $      0.00
Diluted earnings (loss) from discontinued operations per share $      0.00     $     (0.01)
                                                               ============    ============
Diluted earnings (loss) per share                              $      0.04     $     (0.01)
                                                               ============    ============

Options and warrants to purchase 2,327,214 shares of common stock, at prices ranging from $1.00 to $0.50 per share, were outstanding during the three month period but not included in the March 31, 2005 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from January 7, 2009 to March 31, 2014, were outstanding at March 31, 2005.

For the three months ended March 31, 2004, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

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

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three months periods ended March 31, would have approximated the pro forma amounts indicated below:

                                                                2005             2004
                                                           -------------     ------------
Net income (loss)
     As reported                                           $    715,498     $   (184,413)
     Pro forma                                                  681,119         (279,016)

Net income (loss) attributable to common stockholders
     As reported                                                715,498         (184,413)
     Pro forma                                                  681,119         (279,016)

Basic earnings (loss) per share
     As reported                                           $       0.04     $      (0.01)
     Pro forma                                             $       0.04     $      (0.02)

Diluted earnings (loss) per share
     As reported                                           $       0.04     $      (0.01)
     Pro forma                                             $       0.04     $      (0.02)



The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for three month periods ended March 31, 2005 and 2004: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.3% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three months ended March 31, 2005 approximated $0.26. There were no options or warrants granted during the three months ended March 31, 2004.

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

(3) ACQUISITIONS, START-UPS AND DIVESTITURES

ACQUISITIONS

No acquisitions were completed in 2004 or 2005.

START-UPS

In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. See discussion regarding divestiture of the center in the following section.

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

In October 2003, Regional MRI of Jacksonville, Inc., one of our wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. In the fourth quarter of 2004, the Company elected to hold the remaining center for sale. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. The imaging center will be sold for the assumption of certain obligations. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 10.)

In May 2004, Envision Open MRI, LLC, a subsidiary of which we owned 51%, located in Newport Beach, California ceased operations. As the 49% partner closed its operations and the Company's leases for the equipment and office space were expiring, the Company determined it was no longer economically feasible to continue operating this facility. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 10.)

In the fourth quarter of 2004, the company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. Accordingly, the assets and liabilities, as applicable, were classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. In March 2005 the imaging center was sold for $1.8 million and after retiring approximately $1.5 million of debt netted approximately $340,000. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 10.)

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

In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At March 31, 2005, the balance was approximately $7.8 million, net of amortization and impairment taken. The nature of the Company's business, consisting of freestanding, outpatient diagnostic facilities, did not warrant allocating a portion of the purchase price to other intangible assets as the facilities depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

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


(5) LINE OF CREDIT

During 2004, our receivables line of credit was serviced by a bank and was subject to renewals on a very short-term basis. In March 2005, the bank approved a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to us meeting certain covenants. The financial covenants of maintaining a debt to equity ratio of not more than 10 to 1 and exceeding the cash flow coverage ratio are currently being met. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,609,525 at March 31, 2005. The interest rate is the bank's reference rate plus 2.5% (8.2% at March 31, 2005). The outstanding balance was $2,607,370 and $2,606,822 at March 31, 2005 and December 31, 2004
respectively.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-       March 31,    December 31,
   Type of Lender          Rate        Payment       Due Date          note          2005           2004
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Bank                    10.23%       $17,500      August 2011          A      $ 2,544,669    $ 2,362,556
   Bank                     8.74%        13,000      May 2012             B        2,042,095      1,924,734
   Bank                     8.74%        11,500      May 2012             C        1,815,342      1,711,013
   Finance Company         10.84%        19,929      March 2010           D        1,280,118      1,426,949
   Investment Company      12.00%            --      June 2007            E        1,250,000      1,250,000
   Bank                     9.20%         8,500      May 2011             F        1,008,552      1,075,979
   Finance Company          1.99%         5,129      November 2007        -          159,724        174,268
   Finance Company          4.63%         5,211      July 2007            -          138,071        152,001
   Finance Company          7.87%         3,529      February 2007        -           24,035             --
   Bank                    10.20%           464      April 2008           -           14,666         15,666
   Finance Company         10.50%         1,434      December 2005        -           12,356         16,265
                                                                                 ------------   ------------
                                                                                 $10,289,628    $10,109,431

   Less current portion                                                             (518,815)      (425,755)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,770,813    $ 9,683,676
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

In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment was pledged as collateral for the note payable. In the fourth quarter of 2004 the Company elected to designate this site as held for sale (see Note 10) therefore, the balance of this note on December 31, 2004 in the amount of $1,048,037 is not reflected in the above table. In March 2005, this site was sold (see Note 10) and this note was paid in full.


(7) NOTES PAYABLE TO RELATED PARTIES

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. In November 2004, the Company resumed principal payments as previously negotiated. At March 31, 2005 and December 31, 2003 the balance of these notes was $103,125 and $137,500, respectively. Principal payments on these notes will be paid in full by December 31, 2005.

(8) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                                March 31,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2005           2004
   ---------------      ----------    ---------    --------------          ------------   ------------
   Bank (see A below)       8.98%       $ 6,500      April 2009            $   796,800    $   738,702
   Bank (see B below)      11.27%         3,000      February 2008             442,464        416,163
   Finance Company          9.56%         5,728      January 2008              170,014        182,927
   Finance Company          8.48%        15,500      February 2006             163,488        205,921
   Finance Company          9.78%         4,203      May 2008                  136,877        145,990
   Finance Company          6.10%         7,175      February 2006              76,564         96,714
   Bank                    11.54%         1,654      March 2007                 40,476         44,200
   Bank                    11.55%         1,622      February 2007              36,877         40,607
   Finance Company          5.75%           886      September 2008             33,633         35,787
   Finance Company          7.80%           591      August 2008                21,251         22,595
   Finance Company         10.43%           568      July 2008                  19,124         20,310
   Finance Company          9.45%         1,053      December 2005               9,114         12,012
   Bank                    12.92%            --      February 2005                  --         26,830
   Finance Company          4.33%            --      February 2005                  --         25,286
   Finance Company          7.03%            --      February 2005                  --          6,998
                                                                           ------------   ------------
                                                                           $ 1,946,682    $ 2,021,042

   Less current portion                                                       (539,972)      (564,268)
                                                                           ------------   ------------
   Long term portion                                                       $ 1,406,710    $ 1,456,774
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

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and are included in discontinued operations for all periods presented (see Note 10). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                               March 31,    December 31,
   Type of Lender          Rate        Payment       Due Date                  2005           2004
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  573,606        617,110
   Finance Company          8.71%         3,582      June 2008                 121,285        129,273
   Finance Company          8.29%         2,055      January 2010               97,937             --
   Finance Company          3.67%         1,369      June 2008                  50,247         53,869
   Finance Company          6.25%         1,260      June 2008                  44,363         47,418
   Finance Company          4.76%         1,142      April 2008                 39,246         42,183
   Bank                    10.99%           807      April 2008                 25,223         26,919
   Finance Company          8.79%           508      June 2008                  16,714         17,841
   Bank                     9.64%           421      December 2007              12,173         13,129
   Finance Company          5.81%            --      March 2005                     --         14,219
                                                                            -----------    -----------
                                                                            $  980,794     $  961,961
                                                                            ===========    ===========


(9) STOCKHOLDERS' EQUITY

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors.

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During the year ended December 31, 2004, $16,692 in cash dividends were paid to preferred stockholders. During the three month period ended March 31, 2005, $9,375 in cash dividends were paid to preferred stockholders. There were 3,378,376 outstanding shares of preferred stock as of March 31, 2005 and December 31, 2004, respectively.


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

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. In January 2005, 136,341 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 91,890 shares of common stock with exercise prices ranging from $0.11 to $0.16. At March 31, 2005 and December 31 2004, 131,489 and 267,830 warrants are still outstanding, respectively.

On October 1, 2003, the Company's board of directors approved the registration of 500,000 shares of common stock under Form S-8, pursuant to the Company's 2003 Stock Compensation Plan, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of March 31, 2005, 12,088 shares remain available under this registration which may be awarded until October 1, 2008. During the three month periods ended March 31, 2005 and 2004, 51,000 and 81,950 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the three month periods ended March 31, 2005 and 2004, 0 shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of March 31, 2005 and December 31, 2004, 360,500 and 629,250, respectively, shares remain available under this registration which may be awarded until October 1, 2008.

(10) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold for sale the center in Jacksonville, Florida after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the three month periods ended March 31, 2005 and 2004, the Jacksonville center generated net patient service revenue of $489,793 and $385,784, respectively. During the quarter ended March 31, 2005 and 2004, the Jacksonville center had net income of $62,653, and a net loss of $104,718, respectively.

In the fourth quarter of 2004, the Company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. Effective March 9, 2005, the Company completed the sale of this center. The purchase price was $1.8 million, resulting in a gain on sale of approximately $541,000. Net cash received was approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility. The sale included assets the Company owned and leased in its operation of First Choice Imaging, Inc., but did not include accounts receivable aggregating approximately $145,000.

During the three month periods ended March 31, 2005 and 2004, the Orange Park center generated net patient service revenue of $56,183 and $21,600, respectively. During the quarter ended March 31, 2005 and 2004, the Orange Park center incurred net losses of $59,738, and $109,905, respectively.

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

All of the diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the three months ended March 31, 2004 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:

                                                   Florida Component

                                                March 31,   December 31,
                                                  2005           2004
                                              ------------  ------------
Assets included in discontinued operations:
    Net Property and equipment                $ 1,106,611   $ 1,987,100
                                              ------------  ------------
    Total assets included
       in discontinued operations             $ 1,106,611   $ 1,987,100
                                              ============  ============

Liabilities included in discontinued operations:

    Notes payable                             $        --   $ 1,048,037
    Capital lease obligations                     980,794       961,961
                                              ------------  ------------
    Total liabilities included
       in discontinued operations             $   980,794   $ 2,009,998
                                              ============  ============

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company's first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the year ended December 31, 2004 and there would have been a de minimis reduction for the quarter ended March 31, 2005. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.01 per basic and dilutive share for 2006.

(12) SUBSEQUENT EVENTS

On April 21, 2005, the Company registered 800,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of stock. Shares may be awarded under this plan until March 1, 2010.