Form 10QSB
period 2005-06-30
MIRACOR DIAGNOSTICS INC
filed 2005-08-15
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended June 30, 2005.

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on July 29, 2005) was approximately $3,978,000.

As of July 29, 2005, Registrant had outstanding 16,625,194 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock. The Preferred Stock was sold during the quarter ended September 30, 2004 by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, is not registered as it is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
         December 31, 2004 (Audited).......................................  F-1

         Consolidated Statements of Operations (Unaudited) for the Three
         and Six Months Ended June 30, 2005 and 2004......................   F-2

         Consolidated Statement of Stockholders' Equity (Unaudited) for
         the Six Months Ended June 30, 2005................................  F-3

         Consolidated Statements of Cash Flows (Unaudited) for the Six
         Months Ended June 30, 2005 and 2004...............................  F-4

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto for the period ended June 30, 2005.

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

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Seven of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Six of our facilities are single-modality sites, offering only MRI services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

At our facilities, we provide all of the equipment as well as all non-medical operational, management, financial and administrative services necessary to provide diagnostic imaging services. Miracor delivers these imaging services tailored to the needs of the patient, physician and local health care markets. We give our facility managers authority to run the facilities to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our networks. Each facility manager is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the six months ended June 30, 2005, we derived 92% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the six months ended June 30, 2005 and 2004 by the following table:

                  Percentage of Total Net Revenue

         Payor                                           2005    2004
         ---------------------------------------         ----    ----
         Commercial insurance                             27%     28%
         Special group contract                           27%     25%
         Managed Care                                     18%     16%
         Medicare and other governmental programs         14%     16%
         Workers compensation                             11%      9%
         Other                                             3%      6%

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

The principal components of our fixed operating expenses, excluding depreciation, consist of compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include professional fees paid to radiologists, expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volumes can result in significantly lower margins.


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

We have filed a registration statement with the SEC to register the underlying common shares of the preferred stock and warrants.

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

During 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by reduced principal and interest payments for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of stock. Shares may be awarded under this plan until March 1, 2010.


RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis. During the three months ended June 30, 2005, the loss from discontinued operations was $78,653 as compared to $369,356 for the same period in 2004. During the six months ended June 30, 2005, income from discontinued operations was $464,836, including a gain a sale of assets of $540,573, as compared to a loss of $578,776 during the same period in 2004. Certain reclassifications in the results of operations for the three and six months ended June 30, 2005 and 2004 have been made to reflect the effects of discontinued operations.

The three months ended June 30, 2005 compared to the three months ended June 30, 2004.

NET REVENUE

Net patient service revenue for the quarter ended June 30, 2005 from continuing operations increased $212,052 to $5,184,682 from $4,972,630 for the quarter ended June 30, 2004. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The increase of 4.3% is mainly due to improved collection rates which have been enhanced due to an increased focus on collections. Though we plan to continue to improve collections, there can be no guarantee our revenue will continue to increase.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended June 30, 2005 and 2004.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $65,525, a decrease of 2.7%, to $2,364,370 for the quarter ended June 30, 2005 from $2,429,895 for the quarter ended June 30, 2004. This decrease is mainly due to a decrease in depreciation from a change in estimate of useful lives (see Note 2), and a decrease in film and contrast costs due to film purchase agreements being established. The decrease was mostly offset by increased radiology fees as a result of increased collections; increased costs for maintaining equipment as our equipment ages; and increased costs for insuring our radiology technicians. We expect these trends to continue.

Selling, general and administrative expenses increased $85,701 to $2,166,558 for the quarter ended June 30, 2005 from $2,080,857 for the quarter ended June 30, 2004. The increase of 4.1% is mainly due to costs of consultants hired for analyzing and improving various aspects of our business operations, namely consultants focusing on increased collections and consultants for investment banking services. Due to rising costs of personnel, we also experienced increases in salaries and wages including health and workers compensation insurance.

INTEREST EXPENSE

Interest expense from continuing operations decreased $9,757, or 2.6%, to $371,836 for the quarter ended June 30, 2005 from $381,593 for the quarter ended June 30, 2004 due to notes payable and capital lease obligations maturing. We expect this trend to continue but to be partially offset by increased interest costs due to debt restructuring finalized in March 2005.


NET INCOME/LOSS

For the quarter ended June 30, 2005, income from operations before interest expense was $653,754 as compared to income of $461,878 for the quarter ended June 30, 2004; representing an increase of $191,876. The increase is due to the previously stated reasons of increased collections and the offsetting increase in selling, general and administrative expenses. We anticipate being able to further increase revenues during the coming year. However, we cannot say whether we will be profitable for the year.

Net income for the quarter ended June 30, 2005 was $203,265, an increase of $492,336 when compared to the loss of $289,071 for the quarter ended June 30, 2004. This increase is primarily a result of unprofitable centers' operations being discontinued and also due to other unprofitable centers becoming profitable. Basic and diluted earnings per common share were $0.01 for the quarter ended June 30, 2005 compared to the basic and diluted loss per common share of $0.02 for the quarter ended June 30, 2004.

The six months ended June 30, 2005 compared to the six months ended June 30, 2004.

NET REVENUE

Net patient service revenue for the six months ended June 30, 2005 from continuing operations increased $426,130 to $10,083,485 from $9,657,355 for the six months ended June 30, 2004. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The increase of 4.4% is mainly due to improved collection rates which have been enhanced due to an increased focus on collections. Though we plan to continue to improve collections, there can be no guarantee our revenue will continue to increase.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the six months ended June 30, 2005 and 2004.

OPERATING EXPENSES

Costs of services from continuing operations increased by $4,628, an increase of 0.1%, to $4,680,648 for the six months ended June 30, 2005 from $4,676,020 for the three months ended June 30, 2004. While we experienced increased radiology fees as a result of increased collections; increased costs for maintaining equipment as our equipment ages; and increased costs for insuring our radiology technicians; these increases were mostly offset by a decrease in depreciation due to a change in estimate of useful lives (see Note 2), and a decrease in film and contrast costs due to film purchase agreements being established. We expect these trends to continue.

Selling, general and administrative expenses increased $147,745 to $4,239,369 for the six months ended June 30, 2005 from $4,091,624 for the six months ended June 30, 2004. The increase of 3.6% is mainly due to costs of consultants hired for analyzing and improving various aspects of our business operations, namely consultants focusing on increased collections and consultants for investment banking services. Due to rising costs of personnel, we also experienced increases in salaries and wages including health and workers compensation insurance.

INTEREST EXPENSE

Interest expense from continuing operations decreased $74,877, or 9.5%, to $709,541 for the six months ended June 30, 2005 from $784,418 for the six months ended June 30, 2004 due to notes payable and capital lease obligations maturing. We expect this trend to continue but to be partially offset by increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the six months ended June 30, 2005, income from operations before interest expense was $1,163,468 as compared to income of $889,711 for the six months ended June 30, 2004; representing an increase of $273,757. The increase is due to the previously stated reasons of increased collections and the offsetting increase in operating and selling, general and administrative expenses. We anticipate being able to further increase revenues during the coming year and to continue to be profitable. However, we cannot say whether we will be profitable for the year.

Net income for the six months ended June 30, 2005 was $918,763, an increase of $1,392,246 when compared to the loss of $473,483 for the six months ended June 30, 2004. This increase is partially due to unprofitable centers' operations being discontinued and due to other unprofitable centers becoming profitable. The increase is also attributed to a gain on the sale of assets at our Orange Park, Florida location of $540,573. This is a non-recurring gain which we do not expect in the future. Basic and diluted earnings per common share were $0.06 and $0.05, respectively, for the six months ended June 30, 2005 compared to the basic and diluted loss per common share of $0.03 for the six months ended June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2005 was $549,082 as compared to $436,008 at December 31, 2004, representing a 25.9% increase.

For the six months ended June 30, 2005, our line of credit decreased by $612,975. During the six months ended June 30, 2005, we made the following cash payments: $1,694,703 of principal payments on notes payable, $68,750 of principal payments on notes payable to related parties, $413,972 of principal payments on capital lease obligations and purchased equipment of $86,012. We received proceeds of $1,800,000 from the sale of assets resulting in a gain of $540,573 and incurred a loss of $8,375 from disposing other equipment. In addition during the six months ended June 30, 2005, operating activities provided $1,208,236 of net cash, which included net income of $918,763. Accounts receivable increased by $84,171; accounts payable and accrued expenses decreased by $456,305 including $573,547 of interest added to notes payable and capital leases; other net assets (excluding cash) increased by $73,699. The following items decreased net income but did not affect cash:

         - $58,208 in common stock paid for services in lieu of cash,
         - $741,626 in depreciation and amortization for continued operations and
         - $62,466 for impairment on assets held for sale.

Changes in current assets and current liabilities, including centers designated as held for sale, resulted in a positive working capital position of $957,438 at June 30, 2005 as compared to a negative working capital of $422,624 at December 31, 2004.

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

During 2004, our receivables line of credit was serviced by a bank and was subject to renewals on a very short-term basis. In March 2005, the bank approved a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to us meeting certain covenants. The financial covenants of maintaining a debt to equity ratio of not more than 10 to 1 and exceeding the cash flow coverage ratio are currently being met. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,672,740 at June 30, 2005. The interest rate is the bank's reference rate plus 2.5% (9.05% at June 30, 2005). The outstanding balance was $1,993,847 and $2,606,822 at June 30, 2005 and December 31, 2004
respectively.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the six month periods ended June 30, 2005 and 2004, we paid cash dividends to preferred stockholders of $18,750 and $0, respectively.

We have filed a registration statement with the SEC to register the underlying common shares of the preferred stock and warrants.

During 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by reduced principal and interest payments for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.


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

PLAN OF OPERATION

SIGNIFICANT CHANGES

Aside from the center classified as held for sale discussed above in Significant Events, we do not anticipate that we will have any significant changes in our expenses or the number of personnel we employ; however, no assurances can be given that significant changes will not occur.

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

Despite our funding, we believe that we may be required to obtain additional funds to maintain our existing business and to acquire additional diagnostic centers. No assurances can be given that any such additional funds can be obtained.

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


REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the periods ended June 30, 2005 and 2004, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $400,000 for the year ended December 31, 2004 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $150,000 at December 31, 2004. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.


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

The value of goodwill is stated at the lower of cost or fair value. At June 30, 2005, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. During the fourth quarter of 2004, based on the factors described in Notes 3 and 4 to the consolidated financial statements, we evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $994,445 to reduce these assets to their fair market value. The assets were primarily associated with two of our centers located in the Jacksonville, Florida area which have been classified as discontinued operations and held for sale as of December 31, 2004. We then completed our annual review of our remaining reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2004. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for our first quarter of 2006. We will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the year ended December 31, 2004 and there would have been a de minimis reduction for the quarter ended June 30, 2005. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123R during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.01 per basic and dilutive share for 2006.

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


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of June 30, 2005, there were no legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 26, 2005, we held an annual meeting of our shareholders. We reelected Mr. Don L. Arnwine and elected Mr. Howard W. Salmon as directors. The votes were 13,941,149 in favor, 122,498 against and 14,046,249 in favor, 17,398 against, respectively.  Both directors' terms end in 2008.

         We approved our auditors, Tschopp, Whitcomb & Orr, P.A., for the year ended December 31, 2005. The vote was 14,050,699 in favor and 11,946 against.

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

Reports on Form 8-K
-------------------

         We filed current reports on Form 8-K on April 1, 2005 and May 17, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ M. Lee Hulsebus        Chairman of the Board,              August 15, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                          August 15, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial and Accounting      August 15, 2005
------------------------   Officer
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                     June 30,        December 31,
                                                                       2005               2004
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    549,082       $    436,008
     Accounts receivable (net of contractual adjustments and
       allowances of $8,129,413 and $8,848,734)                      6,268,434          6,184,263
     Prepaid expenses and other assets                                 146,990             74,429
     Assets held for sale                                            1,044,145          1,987,100
                                                                  -------------      -------------
               Total current assets                                  8,008,651          8,681,800
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  3,061,602          4,613,460
     Machinery and equipment                                         8,702,057          7,088,104
     Leasehold improvements                                          1,272,409          1,250,642
     Furniture and fixtures                                             98,001             98,001
                                                                  -------------      -------------
                                                                    13,134,069         13,050,207

          Less accumulated depreciation                             (8,250,464)        (7,516,795)
                                                                  -------------      -------------
Net property and equipment                                           4,883,605          5,533,412

Goodwill                                                             7,819,498          7,819,498

Other assets                                                           373,144            382,371
                                                                  -------------      -------------
               Total assets                                       $ 21,084,898       $ 22,417,081
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  1,506,932       $  2,074,695
     Accrued expenses                                                1,396,843          1,285,386
     Line of credit                                                  1,993,847          2,606,822
     Notes payable, related parties - current portion                   68,750            137,500
     Notes payable - current portion                                   637,403            425,755
     Capital lease obligations - current portion                       536,337            564,268
     Liabilities associated with assets held for sale                  911,102          2,009,998
                                                                  -------------      -------------
               Total current liabilities                             7,051,214          9,104,424

Other liabilities:
     Notes payable - long term                                       9,588,333          9,683,676
     Capital lease obligations - long term                           1,314,924          1,456,774
                                                                  -------------      -------------
               Total liabilities                                    17,954,471         20,244,874
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)        33,784             33,784
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,568,444 and 16,322,304 outstanding)          2,485,267          2,448,346
     Additional paid-in capital                                     28,878,450         28,857,164
     Accumulated deficit                                           (28,267,074)       (29,167,087)
                                                                  -------------      -------------
               Total stockholders' equity                            3,130,427          2,172,207
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 21,084,898       $ 22,417,081
                                                                  =============      =============

See notes to consolidated financial statements.


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                 ------------------------------    ------------------------------

                                                      2005             2004             2005             2004
                                                 -------------    -------------    -------------    -------------
Net patient service revenue                      $  5,184,682     $  4,972,630     $ 10,083,485     $  9,657,355

Operating expenses:
  Costs of services                                 2,364,370        2,429,895        4,680,648        4,676,020
  Selling, general and administrative expenses      2,166,558        2,080,857        4,239,369        4,091,624
                                                 -------------     ------------    -------------    -------------
Total operating expenses                            4,530,928        4,510,752        8,920,017        8,767,644
                                                 -------------     ------------    -------------    -------------

 Income from operations before interest expense       653,754          461,878        1,163,468          889,711

 Interest expense                                    (371,836)        (381,593)        (709,541)        (784,418)
                                                 -------------    -------------    -------------    -------------
Income from continuing operations                $    281,918     $     80,285     $    453,927     $    105,293

Income (loss) from discontinued operations
 (including gain on sale of assets of $540,573
  for the six months ended June 30, 2005)             (78,653)        (369,356)         464,836         (578,776)
                                                 -------------    -------------    -------------    -------------
Net income (loss)                                $    203,265     $   (289,071)    $    918,763     $   (473,483)
                                                 =============    =============    =============    =============

Earnings (loss) per share:
Basic earnings from continuing
   operations per share                          $       0.02      $      0.00     $       0.03     $       0.01
Basic loss from discontinued
   operations per share                          $      (0.01)     $     (0.02)    $       0.03     $      (0.04)
                                                 =============     =============   =============    =============
Basic earnings (loss) per share                  $       0.01      $     (0.02)    $       0.06     $      (0.03)
                                                 =============     =============   =============    =============

Diluted earnings from continuing
   operations per share                          $       0.02      $      0.00     $       0.02     $       0.01
Diluted loss from discontinued
   operations per share                          $      (0.01)     $     (0.02)    $       0.03     $      (0.04)
                                                 =============     =============   =============    =============
Diluted earnings (loss) per share                $       0.01      $     (0.02)    $       0.05     $      (0.03)
                                                 =============     =============   =============    =============

Weighted average shares outstanding-basic          16,525,765        16,117,391      16,484,269       16,074,268
Weighted average shares outstanding-diluted        17,392,567        16,117,391      17,460,734       16,074,268


See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Six Months Ended June 30, 2005

                                              (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2005                          3,378,376    $   33,784        16,322,304   $ 2,448,346

Common stock issued for services                         --            --           154,250        23,138

Common stock issued from exercising of
  warrants issued                                        --            --            91,890        13,783

Cash dividends declared to preferred stockholders        --            --                --            --

Net income                                               --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, June 30, 2005                            3,378,376    $   33,784        16,568,444   $ 2,485,267
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   -------------
Balance, January 1, 2005                           $ 28,857,164    $(29,167,087)   $  2,172,207

Common stock issued for services                         35,069              --          58,207

Common stock issued from exercising of
  warrants issued                                       (13,783)             --              --

Cash dividends declared to preferred stockholders            --         (18,750)        (18,750)

Net income                                                   --         918,763         918,763
                                                   -------------   -------------   -------------
Balance, June 30, 2005                             $ 28,878,450    $(28,267,074)   $  3,130,427
                                                   =============   =============   =============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                               Six Months Ended June 30,
                                                                                 2005              2004
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                       $   918,763       $  (473,483)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                       58,207            76,939
           Depreciation and amortization - continuing operations                 741,626           851,405
           Depreciation and amortization - discontinued operations                    --           242,050
           Impairment on assets held for sale                                     62,466
           Interest expense added to notes payable and capital leases            573,547            24,672
           Gain on sale of assets                                               (540,573)               --
           Loss on disposal of property and equipment                              8,375           125,197
           Changes in assets and liabilities:
              Accounts receivable                                                (84,171)         (168,044)
              Other assets                                                       (73,699)          289,243
              Accounts payable and accrued expenses                             (456,305)          591,398
                                                                             ------------      ------------
                     Net cash provided by operating activities                 1,208,236         1,559,377
                                                                             ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                          1,800,000           114,563
     Purchase of property and equipment                                          (86,012)         (255,858)
                                                                             ------------      ------------
                     Net cash provided by (used in) investing activities       1,713,988          (141,295)
                                                                             ------------      ------------

Cash flows from financing activities:
     Increase (decrease) in line of credit                                      (612,975)           90,239
     Cash dividends paid to preferred stockholders                               (18,750)               --
     Principal payments on notes payable, related parties                        (68,750)               --
     Principal payments on notes payable                                      (1,694,703)         (545,492)
     Principal payments on capital lease obligations                            (413,972)         (817,625)
                                                                             ------------      ------------
           Net cash used in financing activities                              (2,809,150)       (1,272,878)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        113,074           145,204

Cash and cash equivalents, beginning of period                                   436,008           455,453
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $   549,082       $   600,657
                                                                             ============      ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             Six Months Ended June 30,

                                                               2005            2004
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  522,862      $  621,529
     Income taxes                                          $   12,400      $   11,647

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   36,207      $   30,590
     Directors' fees                                           22,000          29,897
                                                           -----------     -----------
                                                           $   58,207      $   60,487
                                                           ===========     ===========

Warrants issued in connection with note payable            $       --      $  115,346
                                                           ===========     ===========

Equipment Financed Using Notes Payable                     $   25,000      $1,125,000
                                                           ===========     ===========

Equipment Financed Using Capital Leases                    $  101,160      $       --
                                                           ===========     ===========



See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six months ended June 30, 2005 (Unaudited)


(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------
Miracor Diagnostics, Inc. and subsidiaries are independent providers of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI"), computed tomography ("CT") and other diagnostic imaging services through its network of company-owned and operated fixed-site, freestanding outpatient facilities. Additionally, the Company continues to identify suitable acquisition targets to position the Company for growth. The Company now owns thirteen diagnostic centers in five states with one of such centers being held for sale as follows:

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


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2005, and the results of operations for the three month and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

As more fully described in Note 10, the Company has classified the assets, liabilities and results of operations of three centers as discontinued operations. Accordingly, the financial statements as reported in the Company's June 30, 2004 Form 10-QSB have been reclassified to conform to the 2005 presentation. These reclassifications did not effect the net assets, equity or net loss as reported in the Company's June 30, 2004 Form 10-QSB.


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

CHANGE IN ESTIMATE OF LONG-LIVED ASSETS

In April 2005, the Company reevaluated the useful lives of certain long-lived assets, specifically three of its MRI systems. Management used their best judgment based upon the most current facts and past experience with these types of systems and have increased the estimate of the machines' useful lives. These changes in estimates were recognized beginning in the second quarter of 2005 and will be recognized on a prospective basis. Due to this change in estimate, depreciation expense decreased and net income increased $58,116 for the second quarter and first six months of 2005 as compared to the same periods in 2004. The effect on earnings per share in both periods was insignificant.

GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At June 30, 2005, the Company had approximately $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

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

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. At June 30, 2005 and 2004 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material. Net revenue by payor for the six month periods ended June 30, 2005 and 2004 were:


         Percentage of Total Net Revenue

         Payor                                           2005    2004
         ---------------------------------------         ----    ----
         Commercial insurance                             27%     28%
         Special group contract                           27%     25%
         Managed Care                                     18%     16%
         Medicare and other governmental programs         14%     16%
         Workers compensation                             11%      9%
         Other                                             3%      6%

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month and six month periods ended June 30, 2005 and 2004:

                                                           Three months ended June 30,        Six months ended June 30,
                                                              2005              2004            2005             2004
                                                          -------------   -------------     -------------   ------------
Income from continuing operations                          $   281,918    $    80,285        $   453,927    $   105,293
Income (loss) from discontinued operations                     (78,653)      (369,356)           464,836       (578,776)
                                                           ------------   ------------       ------------   ------------
Net income (loss) for earnings per share computation       $   203,265    $  (289,071)       $   918,763    $  (473,483)
                                                           ============   ============       ============   ============


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                  16,525,765      16,117,391        16,484,269      16,074,268

Basic earnings from continuing operations per share        $      0.02      $     0.00        $     0.03      $     0.01
Basic loss from discontinued operations per share          $     (0.01)     $    (0.02)       $     0.03      $    (0.04)
                                                           ============    ============      ============    ============
Basic earnings (loss) per share                            $      0.01      $    (0.02)       $     0.06      $    (0.03)
                                                           ============    ============      ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                  16,525,765      16,117,391        16,484,269      16,074,268

Effect of dilutive securities:
    Warrants                                                   442,493              --           500,618              --
    Employee stock options                                     424,309              --           475,847              --
                                                           ------------    ------------      ------------    ------------
Adjusted weighted average common shares outstanding
     And assumed conversions                                17,392,567      16,117,391        17,460,734      16,074,268


Diluted earnings from continuing operations per share      $      0.02     $      0.00       $      0.02     $      0.01
Diluted loss from discontinued operations per share        $     (0.01)    $     (0.02)      $      0.03     $     (0.04)
                                                           ============    ============      ============    ============
Diluted earnings (loss) per share                          $      0.01     $     (0.02)      $      0.05     $     (0.03)
                                                           ============    ============      ============    ============

Options and warrants to purchase 2,327,214 shares of common stock, at prices ranging from $0.50 to $1.00 per share, were outstanding during the three month and the six month periods but not included in the June 30, 2005 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants expire on dates ranging from January 7, 2009 to May 18, 2015.

For the three month and six month periods ended June 30, 2004, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

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

The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During 2003, the Company awarded warrants to purchase 212,500 shares of common stock, valued at $115,348, as finder fees associated the issuance of a convertible note payable. The Company recorded these warrants and the related deferred interest valued at $115,348 which is being amortized to interest expense over the four year life of the related convertible note. During 2004, the Company issued 439,189 warrants, valued at $192,850, as finder fees associated the issuance of its 3% Series A Convertible Preferred Stock. Thus, Company recorded these warrants and the related finders' fee, valued at $192,850 as closing costs, which was netted with the proceeds from the preferred stock. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in the Company's operating results for those awards.

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three month and six month periods ended June 30, would have approximated the pro forma amounts indicated below:

                                                     Three months ended June 30,      Six months ended June 30,
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Net income (loss)
     As reported                                     $  203,265      $ (289,071)      $  918,763      $ (473,483)
     Pro forma                                          122,501        (324,225)         803,620        (603,239)

Net income (loss) attributable to common stockholders
     As reported                                        203,265        (289,071)         918,763        (473,483)
     Pro forma                                          122,501        (324,225)         803,620        (603,239)

Basic earnings (loss) per share
     As reported                                     $     0.01      $    (0.02)      $     0.06      $    (0.03)
     Pro forma                                       $     0.01      $    (0.02)      $     0.05      $    (0.04)

Diluted earnings (loss) per share
     As reported                                     $     0.01      $    (0.02)      $     0.05      $    (0.03)
     Pro forma                                       $     0.01      $    (0.02)      $     0.05      $    (0.04)


The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for three month and six month periods ended June 30, 2005 and 2004: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.8% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three month and six month periods ended June 30, 2005 approximated $0.30 and $0.28, respectively. The weighted average fair value at the date of grant of the options and warrants granted during the three month and six month periods ended June 30, 2004 approximated $0.50.

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

DIVESTITURES AND ASSETS HELD FOR SALE

Prior to the fourth quarter of 2004, the Company had been monitoring the results of operations of certain centers experiencing significant losses which management believed to be a temporary condition. As a result of this analysis, plans were implemented late in the third quarter and early in the fourth quarter to attempt to improve the profitability of those centers. However, during the fourth quarter of 2004, there appeared to be little or no improvement in their profitability and management later decided to dispose of these particular centers located in Orange Park and Jacksonville, Florida. Accordingly, the results of operations of these centers as well as the Company's Newport Beach center (discussed further herein) have been included in loss from discontinued operations in the accompanying consolidated statements of operations.

In October 2003, Regional MRI of Jacksonville, Inc., one of the Company's wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. In the fourth quarter of 2004, the Company elected to hold the remaining center for sale. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. The imaging center will be sold for the assumption of certain obligations. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 10.)

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

In the fourth quarter of 2004, the Company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. Accordingly, the assets and liabilities, as applicable, were classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. In March 2005, the imaging center was sold for $1.8 million and after retiring approximately $1.5 million of debt netted approximately $340,000. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 10.)

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

In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At
June 30, 2005, the balance was approximately $7.8 million, net of amortization and impairment taken. The nature of the Company's business, consisting of freestanding, outpatient diagnostic facilities, did not warrant allocating a portion of the purchase price to other intangible assets as the facilities depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

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


(5) LINE OF CREDIT

During 2004, the Company's receivables line of credit was serviced by a bank and was subject to renewals on a very short-term basis. In March 2005, the bank approved a two year renewal consisting of a six-month commitment. After the six-month period, it would be renewed for an additional eighteen months subject to the Company's meeting certain covenants. The financial covenants of maintaining a debt to equity ratio of not more than 10 to 1 and exceeding the cash flow coverage ratio are currently being met. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,672,740 at June 30, 2005. The interest rate is the bank's reference rate plus 2.5% (9.05% at June 30, 2005). The outstanding balance was $1,993,847 and $2,606,822 at June 30, 2005 and December 31, 2004, respectively.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-       June 30,    December 31,
   Type of Lender          Rate        Payment       Due Date          note          2005           2004
   ---------------      ----------    ---------    --------------      ----      ------------   ------------
   Bank                    10.23%       $17,500      August 2011          A      $ 2,568,361    $ 2,362,556
   Bank                     8.74%        13,000      May 2012             B        2,048,271      1,924,734
   Bank                     8.74%        11,500      May 2012             C        1,821,003      1,711,013
   Finance Company         10.84%        19,929      March 2010           D        1,254,794      1,426,949
   Investment Company      12.00%            --      June 2007            E        1,250,000      1,250,000
   Bank                     9.20%         8,500      May 2011             F          971,134      1,075,979
   Finance Company          1.99%         5,129      November 2007        -          145,107        174,268
   Finance Company          4.63%         5,211      July 2007            -          123,979        152,001
   Finance Company          7.87%         3,529      February 2007        -           21,101             --
   Bank                    10.20%           464      April 2008           -           13,641         15,666
   Finance Company         10.50%         1,434      December 2005        -            8,345         16,265
                                                                                 ------------   ------------
                                                                                 $10,225,736    $10,109,431

   Less current portion                                                             (637,403)      (425,755)
                                                                                 ------------   ------------
   Long term portion                                                             $ 9,588,333    $ 9,683,676
                                                                                 ============   ============

In March 2005, the Company restructured five notes payable and two capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by reduced principal and interest payments for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term. The table above reflects the effects of the restructuring.

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


(7) NOTES PAYABLE TO RELATED PARTIES

In June 2001, the Company issued two convertible notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes are interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, the Company issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, the Company negotiated to suspend principal payments for one year. In November 2004, the Company resumed principal payments as previously negotiated. At June 30, 2005 and December 31, 2004 the balance of these notes was $68,750 and $137,500, respectively. The balance of these obligations is expected to be paid in full by December 31, 2005.

(8) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                                June 30,   December 31,
   Type of Lender          Rate        Payment       Due Date                   2005           2004
   ---------------      ----------    ---------    --------------          ------------   ------------
   Bank (see A below)       8.98%       $ 6,500      April 2009            $   795,376    $   738,702
   Bank (see B below)      11.27%         3,000      February 2008             450,236        416,163
   Finance Company          9.56%         5,728      January 2008              156,789        182,927
   Finance Company          9.78%         4,203      May 2008                  127,539        145,990
   Finance Company          8.48%        15,500      February 2006             120,148        205,921
   Finance Company          6.10%         7,175      February 2006              56,105         96,714
   Bank                    11.54%         1,654      March 2007                 36,644         44,200
   Bank                    11.55%         1,622      February 2007              33,038         40,607
   Finance Company          5.75%           886      September 2008             31,448         35,787
   Finance Company          7.80%           591      August 2008                19,880         22,595
   Finance Company         10.43%           568      July 2008                  17,909         20,310
   Finance Company          9.45%         1,053      December 2005               6,149         12,012
   Bank                    12.92%            --      February 2005                  --         26,830
   Finance Company          4.33%            --      February 2005                  --         25,286
   Finance Company          7.03%            --      February 2005                  --          6,998
                                                                           ------------   ------------
                                                                           $ 1,851,261    $ 2,021,042

   Less current portion                                                       (536,337)      (564,268)
                                                                           ------------   ------------
   Long term portion                                                       $ 1,314,924    $ 1,456,774
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

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and, excluding the Orange Park center which was sold in March 2005, are included in discontinued operations for all periods presented (see Note 10). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                               June 30,    December 31,
   Type of Lender          Rate        Payment       Due Date                  2005           2004
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  529,847        617,110
   Finance Company          8.71%         3,582      June 2008                 113,121        129,273
   Finance Company          8.29%         2,055      January 2010               93,773             --
   Finance Company          3.67%         1,369      June 2008                  46,591         53,869
   Finance Company          6.25%         1,260      June 2008                  41,261         47,418
   Finance Company          4.76%         1,142      April 2008                 36,273         42,183
   Bank                    10.99%           807      April 2008                 23,480         26,919
   Finance Company          8.79%           508      June 2008                  15,562         17,841
   Bank                     9.64%           421      December 2007              11,194         13,129
   Finance Company          5.81%            --      March 2005                     --         14,219
                                                                            -----------    -----------
                                                                            $  911,102     $  961,961
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

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During the year ended December 31, 2004, $16,692 in cash dividends were paid to preferred stockholders. During the six month period ended June 30, 2005, $18,750 in cash dividends were paid to preferred stockholders. There were 3,378,376 outstanding shares of preferred stock as of June 30, 2005 and December 31, 2004, respectively.


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

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. In January 2005, 136,341 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 91,890 shares of common stock with exercise prices ranging from $0.11 to $0.16. At June 30, 2005 and December 31, 2004, 131,489 and 267,830 warrants were still outstanding, respectively.

On April 21, 2005, the Company's board of directors approved the registration of 800,000 shares of common stock under Form S-8, pursuant to the Company's 2005 Stock Compensation Plan I, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of June 30, 2005, 708,838 shares remain available under this registration which may be awarded until March 1, 2010. During the six month periods ended June 30, 2005 and 2004, 154,250 and 168,200 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the six month periods ended June 30, 2005 and 2004, 0 shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of June 30, 2005 and December 31, 2004, 0 and 629,250, respectively, shares remain available under this registration which may be awarded until October 1, 2008.

(10) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold for sale the center in Jacksonville, Florida after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the three month periods ended June 30, 2005 and 2004, the Jacksonville center generated net patient service revenue of $460,536 and $410,485, respectively. During the six month periods ended June 30, 2005 and 2004, the Jacksonville center generated net patient service revenue of $950,330 and $796,269, respectively. During the quarter ended June 30, 2005 and 2004, the Jacksonville center had net loss of $78,653, and $100,931, respectively. During the six month period ended June 30, 2005 and 2004, the Jacksonville center had net loss of $16,000, and $205,650, respectively.

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

In addition, Envision Open MRI, LLC, a subsidiary of which the Company owned 51%, located in Newport Beach, California ceased operations in May 2004. As the 49% partner closed its operations and the Company's leases for the equipment and office space were expiring, the Company determined it was no longer economically feasible to continue operating this facility. The equipment was abandoned and returned to the vendor. Approximately $91,000 of equipment costs were written off and an $18,050 pre-tax charge for an equipment lease termination fee was recognized in 2004.

All of the diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the three month and six month periods ended June 30, 2004 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:

                                                   Florida Component

                                                June 30,   December 31,
                                                  2005           2004
                                              ------------  ------------
Assets included in discontinued operations:
    Net Property and equipment                $ 1,044,145   $ 1,987,100
                                              ------------  ------------
    Total assets included
       in discontinued operations             $ 1,044,145   $ 1,987,100
                                              ============  ============

Liabilities included in discontinued operations:

    Notes payable                             $        --   $ 1,048,037
    Capital lease obligations                     911,102       961,961
                                              ------------  ------------
    Total liabilities included
       in discontinued operations             $   911,102   $ 2,009,998
                                              ============  ============

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company's first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the year ended December 31, 2004 and there would have been a de minimis reduction for the six month period ended June 30, 2005. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.01 per basic and dilutive share for 2006.