Form 10KSB/A
period 2004-12-31
MIRACOR DIAGNOSTICS INC
filed 2005-08-16
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-KSB
                                Amendment No. 1

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $18,933,062.

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

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace existing equipment for existing facilities and expand within our existing markets and enter new markets. Most of our capital expenditures are 100% financed and therefore we estimate our out-of-pocket capital expenditure requirements over the next twelve months to be less than $200,000. We currently have sufficient assets to adequately meet these expenditures as well as fund our current operations; however, to the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, long-term installment notes or capital leases, we may be unable to meet our capital expenditure requirements. This situation would have an adverse affect on our ability to continue as a business.

OUR ABILITY TO GENERATE SUFFICIENT CASH FROM OUR OPERATIONS TO MAKE PAYMENTS ON OUR DEBT AND OTHER CONTRACTUAL OBLIGATIONS DEPENDS ON OUR FUTURE FINANCIAL PERFORMANCE. THERE ARE MANY FACTORS, MANY OUTSIDE OUR CONTROL, WHICH MAY MEAN THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. As of December 31, 2004 our total contractual obligations were approximately $16.8 million for notes payable, $2.5 million for capital leases and $3.3 million for operating leases. We currently have sufficient assets to meet these obligations on a monthly basis; however, our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance.

A range of economic and business (see "RISKS RELATING TO OUR BUSINESS" page 1), competitive(see page 3), regulatory and legislative (see "RISKS RELATING TO GOVERNMENT REGULATION OF OUR BUSINESS" page 6), factors, many of which are outside of our control, will affect our financial performance. A negative affect on our financial performance may create an inability to generate sufficient cash flow to satisfy our debt and other contractual obligations which would adversely impact our business, financial condition and results of operations. This situation would have an adverse affect on our ability to continue as a business.

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

To be specific, compensation expense for technologists in 2004 was approximately $2,076,000 as compared to $1,929,000 in 2003, representing an increase of $147,000 or 7.6%. We expect this trend to continue as the cost of salaries increases as well as with an increase in volume, but do not expect a material increase overall. Salaries and wages expense aside from compensation expense for technologists in 2004 was approximately $3,256,000 as compared to approximately $3,040,000 for 2003, an increase of $216,000 or 7.1%. We expect this trend to continue with the rising cost of salaries and slightly with an increase in volume, but do not expect a material change. Real estate lease expense was approximately $1,333,000 in 2004 as compared to $1,233,000 in 2003, an increase of $100,000 or 8.1%. We expect this trend to continue but do not expect a material increase and expect no increase with an increase in volume. Equipment maintenance expense in 2004 was approximately $1,281,000 as compared to $1,235,000 in 2003, an increase of $46,000 or 3.7%. As our equipment ages, we expect the cost of maintenance to increase further but not to a material amount.

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

We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. Our capital sources have consisted primarily of borrowings under our credit facility, borrowings under secured leases, and issuance of common stock. The borrowing capacity under our credit facility at December 31, 2004 was $2,728,027. Our ability to accomplish our goals and to execute our business strategy depends on our continued ability to access capital on appropriate terms. Our growth could be limited and our existing operations impaired unless we are able to obtain additional capital through subsequent debt or equity financings. Over the next 12 months, we anticipate purchasing one to two MRI systems with a total cost of $1 million to $3 million. Although we currently do not have the resources, these purchases would be funded through vendor financing as in the past. There can be no assurance that borrowing capacity under our credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement our business strategy successfully.

WE HAVE HISTORICALLY RELIED ON ACQUISITIONS AS A METHOD TO EXPAND OUR BUSINESS. IF WE DO NOT SUCCESSFULLY INTEGRATE ACQUISITIONS, WE MAY NOT BE ABLE TO ACHIEVE THE EXPECTED BENEFITS FROM FUTURE ACQUISITIONS WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS.

We have historically relied on acquisitions as a method of expanding our business. We have not presently identified any potential future acquisition candidates and may not successfully locate what we consider to be suitable acquisition candidates. However, we will consider future acquisitions as opportunities arise. If we do not successfully integrate acquisitions we plan to continue with our current operations but may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

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

IT IS DIFFICULT TO ESTIMATE OUR UNCOLLECTIBLE ACCOUNTS RECEIVABLE AND CONTRACTUAL ALLOWANCES FOR BILLED CHARGES, WHICH MAY IMPACT OUR EARNINGS.

Due to the complex nature of billing for healthcare services, it is difficult for us to estimate our uncollectible accounts receivable and our contractual allowances for billed charges. If we have to significantly revise our estimates and our existing reserves are not adequate, this may impact our earnings. However, write-offs are accounted for when determining the level of allowance for doubtful accounts resulting in minor revisions of allowance for doubtful accounts on a continual and consistent basis; therefore, we have not historically incurred any significant write-offs causing a revision of estimates, but cannot guarantee that we may not do so in the future.. Our accounts receivable and related allowance for doubtful accounts at December 31, 2004 are $15,032,998 and $8,848,734 respectively.

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

We took this action in connection with our decision to dispose of net assets of certain centers in Jacksonville and Orange Park, Florida. We disposed of these facilities as a result of continuing operating losses We assigned an impairment charge which amounted to $994,445 primarily related to previously recorded goodwill associated with the Florida centers but including a small impairment of $6,795 related to the closure of our Newport Beach center.

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

OUR STOCK IS VOLATILE, HAS A LIMITED PUBLIC MARKET, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR PURCHASE PRICE.

We have a limited public market for our common stock. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors, including geopolitical developments, may have a significant impact on the market price of healthcare stocks. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares may never be sustained. From December 31, 2003 to December 31, 2004, the purchase prices of our stock has ranged from $0.30 to $0.70. Your purchase price may vary from the market price of our common stock after your purchase. If you purchase shares of common stock, you may not be able to resell those shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

We have strategically organized our facilities into regional networks in markets which have either or both high-density and expanding populations. We target our growth/expansion in the areas in which we currently operate. This clustering strategy brings many benefits including lower costs, management coverage and name recognition.

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

During 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by a lesser reduction for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term. At December 31, 2004 the aggregate amount due after restructure for each of these obligations is listed in the following table:

                          Aggregate
Type                     Amount Due
----                   -------------
Note                   $  4,010,535
Note                      3,171,215
Note                      2,827,736
Note                      1,709,496
Note                      1,291,726
Capital Lease             2,010,241
Capital Lease               557,265
                       -------------
Total                  $ 15,578,214

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

MAGNETIC RESONANCE IMAGING. MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike x-rays and computed tomography, MRI does not expose patients to potentially harmful radiation. A typical MRI examination takes from 20 to 45 minutes. During 2004 the average revenue per MRI procedure was $588. New MRI systems are priced in the range of $900,000 to $2,000,000.

COMPUTED TOMOGRAPHY. CT utilizes a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by magnetic resonance. A typical CT examination takes from 15 to 45 minutes. During 2004, the average revenue per CT procedure was $302. New CT systems are priced in the range of $300,000 to $1,200,000.

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

AN INCREASED NUMBER OF HIGH-END PROCEDURES THAT UTILIZE ADVANCEMENTS IN TECHNOLOGY. Recent technological advancements include: magnetic resonance spectroscopic imaging, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; and enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation. Additional improvements in imaging technologies, contrast agents and scanning capabilities are leading to new, less invasive methods of diagnosing diseases. For example, these improvements are aiding in detecting blockages in the heart's vital arteries, liver metastases, pelvic diseases and certain vascular abnormalities without exploratory surgery. We do not currently offer magnetic resonance spectroscopic imaging but do have MRI systems at all of our centers and teleradilogy systems at 11 of our centers.

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

We depend on referrals of patients from physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. A significant reduction in referrals would have a negative impact on our local network strategy and therefore may reduce our scan volume thus reducing our revenue.


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

The development of new technologies or refinements of existing systems may require us to upgrade and enhance our existing equipment before we may otherwise intend. In that event, we may be unable to deliver our services in the efficient and effective manner which payors, physicians and patients expect and thus our revenue could substantially decrease.


DIVERSIFIED PAYOR MIX AND MULTI-MODALITY SERVICE OFFERINGS. Our revenue base comprises a diverse mix of payors, including managed care organizations, traditional indemnity providers, Medicare and other payors. For the year ended December 31, 2004, revenue generated at our diagnostic imaging centers consisted of 45% from commercial third-party payors, 25% from contracts with physican groups, 25% from Medicare and other governmental agencies, and 5% from other payors. In addition, we have experienced relatively stable pricing, with modest increases in most markets and across most modalities. We believe our payor diversity and multi-modality service offerings mitigate our exposure to possible unfavorable reimbursement trends within any one payor class and to modality-specific rate changes. The development and expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients' access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services. This could negatively impact our diversified payor mix and resulting in an adverse effect on our business overall.

STRONG RELATIONSHIPS WITH LEADING RADIOLOGY PRACTICES. In each of our regional network markets, we contract with leading radiology practices to provide professional radiology services in connection with our diagnostic imaging centers. We believe that our affiliation with these leading radiology practices enhances our reputation with referring physicians and their patients. In light of an ongoing shortage of radiologists, we believe that our contractual relationships with large, established radiology practices are important to maintaining our high quality service. Competition for these services and the loss of these contracts with established radiology practices could prevent us from maintaining or increasing our current scan volume and could cause an increase in fees paid to radiologists. Both of these circumstances would adversely affect our business.

EXPERIENCED AND COMMITTED MANAGEMENT TEAM. We have an experienced executive management team. Our management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and a disciplined expansion strategy. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy which could have an adverse affect on our business.

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

Information related to these diagnostic imaging centers is set forth below:

CURRENT CENTERS INFORMATION & METRICS:

                        YEAR
                      ACQUIRED                              NUMBER OF                            2004 MRI     2004 CT
LOCATION              OR OPENED    EQUIPMENT                EMPLOYEES      PAYOR MIX               SCANS       SCANS
--------              ---------    ---------                ----------     ----------            ---------    -------
California
----------
Laguna Niguel           2001       MRI: Siemens Symphony 1.5     9      Managed Care, Medicare     3,855
Long Beach Medical      2002       MRI: GE Signa                17      Contract, Managed Care,    4,101
                                   CT:  GE CTI                          Medicare                               1,747
Long Beach Wide Open    2001       MRI: GE Profile               7      Contract, Managed Care,    3,390
                                                                        Medicare
Santa Barbara           2003       MRI: Hitachi Airis II         3      Commercial Insurance,      1,201
                                                                        Medicare

Florida*
--------
Mandarin*               2002       MRI: Hitachi Airis II        14      Managed Care, Medicare     1,373
                                   CT:  GE CTI                                                                 1,297
Orlando                 1998       MRI: GE Profile               8      Auto Ins., Commercial,     1,381
                                                                        Managed Care
Kissimmee               2002       MRI: GE Profile               7      Auto Ins., Commercial,     1,107
                                   CT: GE CTI                           Managed Care                             915

Illinois
--------
Oak Brook              1999        MRI: Hitachi 7000            10      Managed Care, Medicare     2,727
                                   CT:  GE CTI                                                                   937
Carol Stream           2002        MRI: Phillips 1.5             7      Managed Care, Medicare     1,162
                                   CT:  GE Pro Speed                                                             223
Woodridge              2002        MRI: Hitachi Airis II         5      Managed Care, Medicare     1,546

Ohio
----
Perrysburg             2001        MRI: Hitachi Airis II        12      Managed Care, Medicare     3,160
Sylvania               1998        MRI: Hitachi 7000             9      Managed Care, Medicare,    2,042
                                                                        Worker's Comp.
Oregon
------
Coos Bay               2002        MRI: Hitachi Airis II        21      Managed Care, Medicare     1,764
                                   CT: GE CTI                                                                  1,053


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

Although we believe that we are operating in compliance with applicable federal and state laws and have not had any instances of noncompliance in the last two years, neither our current or anticipated business operations nor the operations of the contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.


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

Our policy is to collect patient's co-payment at the time of check in before the diagnostic imaging scan is performed. The amount of money collected from each patient is determined through an insurance verification process. Thereafter, our collections policies differ by region. In most regions, accounts are worked by the billing company for up to one year and then sent to our in-house billing prior to being sent to a collection agency. In some regions, accounts are sent to the collection agency 180 days after we perform the diagnostic service. All accounts are recorded at its specifically identified net collectible amount when the service is completed. Accounts older than one year are generally written off manually although collections are maintained. Days of sales outstanding (DSOs) was 97 days during 2004 and 96 days during 2003.

As previously stated, in addition to our in-house billing and collecting staff, we utilize four external billing and collecting companies. Each of the companies provide varied reports regarding the outstanding receivables under their charge and, therefore, consolidation of the reports is not possible. As a result, we evaluate the estimated recoverability of our receivables on a detailed site-by-site basis. We believe that our ability to estimate our allowance for doubtful accounts is not materially impaired under our current system.

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

The directors and executive officers, on December 31, 2004, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

 Name and Age          Current Position          Director Since   Officer Since
 ------------          ----------------          --------------   -------------

 M. Lee Hulsebus       Chairman of the Board,        11/11/94         8/31/94
 Age 66                Chief Executive Officer

 Robert S. Muehlberg   President,                     3/11/99         5/14/01
 Age 51                Chief Operating Officer

 Ross S. Seibert       Chief Financial and Principal                  2/21/00
 Age 42                Accounting Officer

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

Stephen A McConnell has been a Director of the Company since May 2001. He is the President of Solano Ventures, a firm involved in private capital investments. He served as chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry between 1998 and 2004. He has served, between 1991 and 1997, as Chairman of the Board and majority stockholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the boards of Mobile Mini, Inc. and Capital Title Group, Inc. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.


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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                     TITLE                            DATE
      ---------                     -----                            ----

/s/ M. Lee Hulsebus        Chairman of the Board,               August 16, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                           August 16, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial and Principal        August 16, 2005
------------------------   Accounting Officer
    Ross S. Seibert

/s/ Don L. Arnwine         Director                             August 16, 2005
------------------------
    Don L. Arnwine

/s/ Stephen A McConnell    Director                             August 16, 2005
------------------------
    Stephen A McConnell

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

The Company estimates the recoverability of its receivables based on its history of collections of similar receivables. The net revenue recorded at the time of the performed service is net of estimated bad debts and contractual adjustments. As a result, bad debt expense is taken into account in determining net revenue.

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