Form 10QSB/A
period 2005-03-31
MIRACOR DIAGNOSTICS INC
filed 2005-08-16
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
                                 Amendment No. 1

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

RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis. During the quarter ended March 31 2005, the income from discontinued operations was $543,489, including a gain on sale of assets of $540,573. During the quarter ended March 31 2004, the loss from discontinued operations was $209,421. Certain reclassifications in the results of operations for the three months ended March 31, 2005 and 2004 have been made to reflect the effects of discontinued operations.

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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ M. Lee Hulsebus        Chairman of the Board,              August 16, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                          August 16, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial Officer,            August 16, 2005
------------------------   (Principal Accounting Officer)
    Ross S. Seibert

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


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)


                                                                      Three Months Ended March 31,
                                                                    --------------------------------

                                                                        2005              2004
                                                                    -------------      -------------
Net patient service revenue                                         $  4,898,803       $  4,684,725

Operating expenses:
  Costs of services                                                    2,316,278          2,246,125
  Selling, general and administrative expenses                         2,072,811          2,010,768
                                                                    -------------      -------------
Total operating expenses                                               4,389,089          4,256,893
                                                                    -------------      -------------

Income from operations before interest expense                           509,714            427,832

 Interest expense                                                       (337,705)          (402,824)
                                                                    -------------      -------------
Income from continuing operations                                   $    172,009       $     25,008

Income (loss) from discontinued operations
(including gain on sale of assets of $540,573
 for the three months ended March 31, 2005)                              543,489           (209,421)
                                                                    -------------      -------------
Net income (loss)                                                   $    715,498       $   (184,413)
                                                                    =============      =============

Earnings (loss) per share:
Basic earnings from continuing operations per share                 $       0.01       $       0.00
Basic earnings (loss) from discontinued operations per share        $       0.03       $      (0.01)
                                                                    =============      =============
Basic earnings (loss) per share                                     $       0.04       $      (0.01)
                                                                    =============      =============

Diluted earnings (loss) from continuing operations per share        $       0.01       $       0.00
Diluted earnings (loss) from discontinued operations per share      $       0.03       $      (0.01)
                                                                    =============      =============
Diluted earnings (loss) per share                                   $       0.04       $      (0.01)
                                                                    =============      =============

Weighted average shares outstanding-basic                             16,442,311         16,031,145
Weighted average shares outstanding-diluted                           17,499,734         16,031,145


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

                                                                   2005            2004
                                                               ------------    ------------
Income from continuing operations                              $   172,009     $    25,008
Income (loss) from discontinued operations                         543,489        (209,420)
                                                               ------------    ------------
Net income (loss) for earnings per share computation           $   715,498     $  (184,413)
                                                               ============    ============

BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                      16,442,311      16,031,145

Basic earnings from continuing operations per share            $      0.01     $      0.00
Basic earnings (loss) from discontinued operations per share   $      0.03     $     (0.01)
                                                               ============    ============
Basic earnings (loss) per share                                $      0.04     $     (0.01)
                                                               ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                      16,442,311      16,031,145

Effect of dilutive securities:
    Warrants                                                       555,270              --
    Employee stock options                                         502,153              --
                                                               ------------    ------------
Adjusted weighted average common shares outstanding
     And assumed conversions                                    17,499,734      16,031,145

Diluted earnings (loss) from continuing operations per share   $      0.01     $      0.00
Diluted earnings (loss) from discontinued operations per share $      0.03     $     (0.01)
                                                               ============    ============
Diluted earnings (loss) per share                              $      0.04     $     (0.01)
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