Form 10KSB/A
period 2004-12-31
MIRACOR DIAGNOSTICS INC
filed 2005-09-02
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-KSB
                                Amendment No. 2

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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                     TITLE                          DATE
      ---------                     -----                          ----

/s/ M. Lee Hulsebus        Chairman of the Board,             September 2, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                         September 2, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial and Principal      September 2, 2005
------------------------   Accounting Officer
    Ross S. Seibert

/s/ Don L. Arnwine         Director                           September 2, 2005
------------------------
    Don L. Arnwine

/s/ Stephen A McConnell    Director                           September 2, 2005
------------------------
    Stephen A McConnell

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



REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients at standard fixed or determinable rates which are often based on Medicare rates. No contingencies or recourse are created once the service is performed; therefore, revenue is recorded at the time of services. Accounts receivable for services rendered at the diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from our customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each diagnostic imaging center's patient mix, industry experiences, and the aging of patient accounts receivable balances. The Company is not aware of any material claims, disputes or unsettled matters with third-party payors. Charity care provided by the Company is insignificant and, when it does occur, a write-off of the entire amount is immediately recorded against the corresponding revenue. The Company either uses in-house billing or local billing companies in each region in which it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a regional and site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collectibility estimates. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

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

The Company estimates the recoverability of its receivables based on its history of collections of similar receivables. The net revenue recorded at the time of the performed service is net of estimated bad debts and contractual adjustments. As a result, bad debt expense, the nature of which consists almost entirely of small, homogeneous patient balances, is taken into account in determining net revenue. Bad debt expense recorded against revenue was approximately $195,000 and $180,000 for the years ended December 31, 2004 and 2003, respectively.

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