Form 10QSB
period 2005-09-30
MIRACOR DIAGNOSTICS INC
filed 2005-11-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended September 30, 2005.

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing price of such shares as listed on the over-the-counter NASD Bulletin Board on October 31, 2005) was approximately $4,415,000.

As of October 31, 2005, Registrant had outstanding 16,799,289 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, has no trading market and is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and
         December 31, 2004 (Audited).......................................  F-1

         Consolidated Statements of Operations (Unaudited) for the Three
         and Nine Months Ended September 30, 2005 and 2004................   F-2

         Consolidated Statement of Stockholders' Equity (Unaudited) for
         the Nine Months Ended September 30, 2005..........................  F-3

         Consolidated Statements of Cash Flows (Unaudited) for the Nine
         Months Ended September 30, 2005 and 2004..........................  F-4

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto as of September 30, 2005 and the three and nine months then ended.

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


OVERVIEW

Miracor Diagnostic Inc. and its subsidiaries have been operating freestanding diagnostic imaging centers since 1998. We are an independent provider of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI") and computed tomography ("CT") services through our network of company-owned and operated fixed-site, freestanding outpatient facilities. We operate 13 wholly-owned centers, clustered in the following five states: California, Florida, Illinois, Ohio and Oregon. We have strategically organized our facilities into regional networks in markets which have either or both high-density and expanding populations as well as what we believe to be attractive payor diversity. We target our growth/expansion in the areas in which we currently operate. We believe that this clustering strategy brings many benefits including lower costs, management coverage and name recognition.

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Seven of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Six of our facilities are single-modality sites, offering MRI services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

At our facilities, we provide all of the equipment as well as all non-medical operational, management, financial and administrative services necessary to provide diagnostic imaging services. We deliver these imaging services tailored to the needs of the patient, physician and local health care markets. We give our facility managers authority to run the facilities to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our networks. Each facility manager is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the nine months ended September 30, 2005, we derived approximately 92% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities.

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


SIGNIFICANT EVENTS

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. In the fourth quarter of 2004, management determined the length of time for this center to become profitable was beyond the time horizon set forth in our strategic objectives. We designated this facility for sale as of December 31, 2004. Effective March 9, 2005, we completed the sale of this center. The sales price was $1.8 million, resulting in a gain on sale of approximately $541,000. Net cash received was approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility. The sale included assets we owned and leased in our operation of First Choice Imaging, Inc., but did not include accounts receivable aggregating approximately $145,000.

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

In July 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which automatically convert two years from the closing date of the transaction on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. The shareholder may elect to convert at any time before the two-year anniversary date also subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs.

In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55.

In 2004, we filed a registration statement with the SEC under Form S-3 to register the underlying common shares of our outstanding preferred stock and warrants. The registration statement was effective September 2005.

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

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8. Shares may be awarded under this plan until March 1, 2010. As of September 30, 2005, 612,088 shares remain available for issuance under this registration statement.


RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis. During the three months ended September 30, 2005, the loss from discontinued operations was $37,696 as compared to $238,639 for the same period in 2004. During the nine months ended September 30, 2005, income from discontinued operations was $427,139, including a gain on sale of assets of $540,573, as compared to a loss of $817,415 during the same period in 2004. Certain reclassifications in the results of operations for the three and nine months ended September 30, 2005 and 2004 have been made to reflect the effects of discontinued operations.

The three months ended September 30, 2005 compared to the three months ended September 30, 2004.

NET REVENUE

Net patient service revenue for the quarter ended September 30, 2005 from continuing operations increased $306,566 to $4,880,218 from $4,573,652 for the quarter ended September 30, 2004. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The increase of 6.7% is mainly due to improved collection rates which have been enhanced due to an increased focus on collections. Though we plan to continue to improve collections, there can be no guarantee our revenue will continue to increase.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended September 30, 2005 and 2004.

OPERATING EXPENSES

Costs of services from continuing operations increased by $26,336, an increase of 1.1%, to $2,323,049 for the quarter ended September 30, 2005 from $2,296,713 for the quarter ended September 30, 2004. The increase is mainly due to increased radiology fees as a result of increased collections; increased costs for maintaining equipment as our equipment ages; and increased costs for insuring our radiology technicians. We expect these trends to continue. This increase was mostly offset by a decrease in depreciation from a change in estimate of useful lives (see Note 2).

Selling, general and administrative expenses increased $184,369 to $2,154,278 for the quarter ended September 30, 2005 from $1,969,909 for the quarter September 30, 2004. The increase of 9.4% is mainly due to rising costs of personnel including increases in salaries and wages, an increase in health and workers compensation insurance and the recognition of stock-based compensation expense due to the acceleration of vesting of stock options (see Note 9).

INTEREST EXPENSE

Interest expense from continuing operations decreased $8,025, or 2.2%, to $359,329 for the quarter ended September 30, 2005 from $367,354 for the quarter ended September 30, 2004 due to notes payable and capital lease obligations maturing. We expect this trend to continue but to be partially offset by increased interest costs due to debt restructuring finalized in March 2005.


NET INCOME/LOSS

For the quarter ended September 30, 2005, income from operations before interest expense was $402,891 as compared to income of $307,030 for the quarter ended September 30, 2004; representing an increase of $95,861. The increase is due to the previously stated reasons of increased collections and the offsetting increase in selling, general and administrative expenses. We anticipate being able to further increase revenues during the coming year. However, we cannot say whether we will be profitable for the year.

Net income for the quarter ended September 30, 2005 was $5,866, an increase of $304,829 when compared to the loss of $298,963 for the quarter ended September 30, 2004. This increase is primarily a result of unprofitable centers' operations being discontinued and also due to other unprofitable centers becoming profitable. Basic and diluted earnings per common share were $0.00 for the quarter ended September 30, 2005 compared to the basic and diluted loss per common share of $0.02 for the quarter ended September 30, 2004.

The nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

NET REVENUE

Net patient service revenue for the nine months ended September 30, 2005 from continuing operations increased $732,697 to $14,963,703 from $14,231,006 for the nine months ended September 30, 2004. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The increase of 5.2% is mainly due to improved collection rates which have been enhanced due to an increased focus on collections. Though we plan to continue to improve collections, there can be no guarantee our revenue will continue to increase.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the nine months ended September 30, 2005 and 2004.

OPERATING EXPENSES

Costs of services from continuing operations increased by $30,964, an increase of 4.4%, to $7,003,697 for the nine months ended September 30, 2005 from $6,972,733 for the nine months ended September 30, 2004. While we experienced increased radiology fees as a result of increased collections; increased costs for maintaining equipment as our equipment ages; and increased costs for insuring our radiology technicians; these increases were mostly offset by a decrease in depreciation due to a change in estimate of useful lives (see Note
2), and a decrease in film and contrast costs due to film purchase agreements being established. We expect these trends to continue.

Selling, general and administrative expenses increased $332,113 to $6,393,646 for the nine months ended September 30, 2005 from $6,061,533 for the nine months ended September 30, 2004. The increase of 5.5% is mainly due to costs of consultants hired for analyzing and improving various aspects of our business operations, namely consultants focusing on increased collections and consultants for investment banking services. We also experienced rising costs of personnel including increases in salaries and wages, an increase in health and workers compensation insurance and the recognition of stock-based compensation expense due to the acceleration of vesting of stock options (see Note 9).

INTEREST EXPENSE

Interest expense from continuing operations decreased $82,901, or 7.2%, to $1,068,870 for the nine months ended September 30, 2005 from $1,151,771 for the nine months ended September 30, 2004 due to notes payable and capital lease obligations maturing. We expect this trend to continue but to be partially offset by increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the nine months ended September 30, 2005, income from operations before interest expense was $1,566,360 as compared to income of $1,196,740 for the nine months ended September 30, 2004; representing an increase of $369,620. The increase is due to the previously stated reasons of increased collections and the offsetting increase in operating and selling, general and administrative expenses. We anticipate being able to further increase revenues during the coming year and to continue to be profitable. However, we cannot say whether we will be profitable for the year.

Net income for the nine months ended September 30, 2005 was $924,629, an increase of $1,697,075 when compared to the loss of $772,446 for the nine months ended September 30, 2004. This increase is partially due to unprofitable centers' operations being discontinued and due to other unprofitable centers becoming profitable. The increase is also attributed to a gain on the sale of assets at our Orange Park, Florida location of $540,573. This is a non-recurring gain which we do not expect in the future. Basic and diluted earnings per common share were $0.05 for the nine months ended September 30, 2005 compared to the basic and diluted loss per common share of $0.05 for the nine months ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2005 was $652,817 as compared to $436,008 at December 31, 2004, representing a 49.7% increase.

For the nine months ended September 30, 2005, our line of credit decreased by $448,951. During the nine months ended September 30, 2005, we made the following cash payments: $1,841,298 of principal payments on notes payable, $137,500 of principal payments on notes payable to related parties, $644,514 of principal payments on capital lease obligations and purchased equipment of $174,591. We received proceeds of $1,800,000 from the sale of assets resulting in a gain of $540,573 and incurred a loss of $8,375 from disposing other equipment. In addition during the nine months ended September 30, 2005, operating activities provided $1,691,788 of net cash, which included net income of $924,629. Accounts receivable increased by $39,810; accounts payable and accrued expenses decreased by $499,509 including $573,547 of interest added to notes payable and capital leases; other net assets (excluding cash) increased by $57,451. The following items decreased net income but did not affect cash:

         - $88,032 in common stock paid for services in lieu of cash,
         - $22,250 in share-based compensation expense,
         - $1,087,104 in depreciation and amortization for continued operations and
         - $125,194 for impairment on assets held for sale.

Changes in current assets and current liabilities, including centers designated as held for sale, resulted in a positive working capital position of $976,953 at September 30, 2005 as compared to a negative working capital of $422,624 at December 31, 2004.

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

Effective August 2005, our bank line of credit, which is secured by our receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,398,084 at September 30, 2005. The interest rate is the bank's reference rate plus 2.5% (8.30% at September 30, 2005). The outstanding balance was $2,157,871 and $2,606,822 at September 30, 2005 and December 31, 2004 respectively.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which automatically convert two years from the closing date of the transaction on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. The shareholder may elect to convert at any time before the two-year anniversary date also subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the nine month periods ended September 30, 2005 and 2004, we paid cash dividends to preferred stockholders of $28,125 and $7,317, respectively.

In 2004, we filed a registration statement with the SEC under Form S-3 to register the underlying common shares of our outstanding preferred stock and warrants. The registration statement was effective September 2005.

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


REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the periods ended September 30, 2005 and 2004, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $400,000 for the year ended December 31, 2004 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $150,000 at December 31, 2004. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.


ACCOUNTS RECEIVABLE

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered at the diagnostic imaging centers have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our customers and maintain an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each diagnostic imaging center's patient mix, industry experiences, and the aging of patient accounts receivable balances. We either use in-house billing or local billing companies in each region in which we operate. Therefore, we analyze our accounts receivable and allowance for doubtful accounts on a regional and site-by-site basis as opposed to a company-wide basis. This allows us to be more detailed and more accurate with our collectibility estimates. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

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

The value of goodwill is stated at the lower of cost or fair value. At September 30, 2005, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. During the fourth quarter of 2004, based on the factors described in Notes 3 and 4 to the consolidated financial statements, we evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $994,445 to reduce these assets to their fair market value. The assets were primarily associated with two of our centers located in the Jacksonville, Florida area which have been classified as discontinued operations and held for sale as of December 31, 2004. We then completed our annual review of our remaining reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2004. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for our first quarter of 2006. We will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the year ended December 31, 2004 and there would have been a de minimis reduction for the quarter ended September 30, 2005. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123R during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 9, in August 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At September 30, 2005, all required services have been rendered related to compensation. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In August 2005, the board of directors approved the acceleration of the vesting of all outstanding unvested stock options (the "Acceleration"). The Acceleration was effective for all such options outstanding on August 8, 2005, all of which we were granted when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of stock-based compensation expense of $22,250. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123 (Revised 2004), "Share Based Payment," issued in December 2004. As a result of the Acceleration, options to purchase 1,411,250 shares of the Company's common stock became immediately exercisable.

SUBSEQUENT EVENTS

Subsequent to September 30, 2005 we purchased new MRI equipment for our Sylvania, Ohio location. The new equipment along with leasehold improvements is being funded by a finance company for approximately $1,250,000.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to the Company that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. We will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the year beginning January 1, 2007.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2005, there were no legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

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

Reports on Form 8-K
-------------------

     We filed a current report on Form 8-K on August 16, 2005, relating to our second quarter operations.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ M. Lee Hulsebus        Chairman of the Board,              November 14, 2005
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                          November 14, 2005
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial and Accounting      November 14, 2005
------------------------   Officer
    Ross S. Seibert

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                       2005               2004
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    652,817       $    436,008
     Accounts receivable (net of contractual adjustments and
       allowances of $8,179,065 and $8,848,734)                      6,224,073          6,184,263
     Prepaid expenses and other assets                                 126,326             74,429
     Assets held for sale                                              997,167          1,987,100
                                                                  -------------      -------------
               Total current assets                                  8,000,383          8,681,800
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  3,160,443          4,613,460
     Machinery and equipment                                         8,730,466          7,088,104
     Leasehold improvements                                          1,281,199          1,250,642
     Furniture and fixtures                                             99,790             98,001
                                                                  -------------      -------------
                                                                    13,271,898         13,050,207

          Less accumulated depreciation                             (8,595,940)        (7,516,795)
                                                                  -------------      -------------
Net property and equipment                                           4,675,958          5,533,412

Goodwill                                                             7,819,498          7,819,498

Other assets                                                           377,558            382,371
                                                                  -------------      -------------
               Total assets                                       $ 20,873,397       $ 22,417,081
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  1,391,810       $  2,074,695
     Accrued expenses                                                1,468,762          1,285,386
     Line of credit                                                  2,157,871          2,606,822
     Notes payable - current portion                                   677,351            425,755
     Notes payable, related parties - current portion                       --            137,500
     Capital lease obligations - current portion                       486,963            564,268
     Liabilities associated with assets held for sale                  840,671          2,009,998
                                                                  -------------      -------------
               Total current liabilities                             7,023,428          9,104,424

Other liabilities:
     Notes payable - long term                                       9,401,790          9,683,676
     Capital lease obligations - long term                           1,269,186          1,456,774
                                                                  -------------      -------------
               Total liabilities                                    17,694,404         20,244,874
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)        33,784             33,784
     Common stock, $0.15 par value (100,000,000 shares
         authorized; 16,724,539 and 16,322,304 outstanding)          2,508,681          2,448,346
     Additional paid-in capital                                     28,907,111         28,857,164
     Accumulated deficit                                           (28,270,583)       (29,167,087)
                                                                  -------------      -------------
               Total stockholders' equity                            3,178,993          2,172,207
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 20,873,397       $ 22,417,081
                                                                  =============      =============

See notes to consolidated financial statements.


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   -------------------------------   ------------------------------

                                                         2005             2004             2005             2004
                                                    -------------   -------------    -------------   -------------
Net patient service revenue                           $ 4,880,218    $  4,573,652     $ 14,963,703    $ 14,231,006

Operating expenses:
  Costs of services                                     2,323,049       2,296,713        7,003,697       6,972,733
  Selling, general and administrative expenses          2,154,278       1,969,909        6,393,646       6,061,533
                                                     -------------    ------------    -------------   -------------
Total operating expenses                                4,477,327       4,266,622       13,397,343      13,034,266
                                                     -------------    ------------    -------------   -------------

 Income from operations before interest expense           402,891         307,030        1,566,360       1,196,740

 Interest expense                                        (359,329)       (367,354)      (1,068,870)     (1,151,771)
                                                     -------------   -------------    -------------   -------------
Income (loss) from continuing operations              $    43,562    $    (60,324)     $   497,490    $     44,969

Income (loss) from discontinued operations
 (including gain on sale of assets of $540,573
  for the nine months ended September 30, 2005)           (37,696)       (238,639)         427,139        (817,415)
                                                     -------------   -------------    -------------   -------------
Net income (loss)                                     $     5,866    $   (298,963)    $    924,629    $   (772,446)
                                                     =============   =============    =============   =============


Earnings (loss) per share:
Income (loss) from continuing operations              $    43,562    $    (60,324)    $    497,490    $     44,969
Preference dividend requirements                            9,375           7,317           28,125           7,317
                                                      ------------   -------------    -------------   -------------
Income (loss) from continuing operations
 attributable to common shareholders                  $    34,187    $    (67,641)    $    469,365    $     37,652
Income (loss) from discontinued operations                (37,696)       (238,639)         427,139        (817,415)
                                                     -------------   -------------    -------------   -------------
Net income (loss) attributable to common shareholders $    (3,509)   $   (306,280)    $    896,504    $   (779,763)
                                                     =============   =============    =============   =============


Basic earnings from continuing
   operations per share                               $      0.00    $       0.00     $       0.03    $       0.00
Basic loss from discontinued
   operations per share                               $      0.00    $      (0.02)    $       0.02    $      (0.05)
                                                     =============   =============    =============   =============
Basic earnings (loss) per share                       $      0.00    $      (0.02)    $       0.05    $      (0.05)
                                                     =============   =============    =============   =============

Diluted earnings from continuing
   operations per share                               $      0.00    $       0.00     $       0.03    $       0.00
Diluted loss from discontinued
   operations per share                               $      0.00    $      (0.02)    $       0.02    $      (0.05)
                                                     =============   =============    =============   =============
Diluted earnings (loss) per share                     $      0.00    $      (0.02)    $       0.05    $      (0.05)
                                                     =============   =============    =============   =============

Weighted average shares outstanding-basic              16,642,439      16,205,195       16,537,572      16,118,229
Weighted average shares outstanding-diluted            16,642,439      16,205,195       17,384,283      16,118,229


See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Nine Months Ended September 30, 2005

                                              (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2005                          3,378,376    $   33,784        16,322,304   $ 2,448,346

Common stock issued for services                         --            --           251,000        37,650

Common stock issued from exercising of
  warrants issued                                        --            --           151,235        22,685

Share-based compensation expense                         --            --                --            --

Cash dividends declared to
  preferred stockholders                                 --            --                --            --

Net income                                               --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, September 30, 2005                       3,378,376    $   33,784        16,724,539   $ 2,508,681
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   -------------
Balance, January 1, 2005                           $ 28,857,164    $(29,167,087)   $  2,172,207

Common stock issued for services                         50,382              --          88,032

Common stock issued from exercising of
  warrants issued                                       (22,685)             --              --

Share-based compensation expense                         22,250              --          22,250

Cash dividends declared to
  preferred stockholders                                     --         (28,125)        (28,125)

Net income                                                   --         924,629         924,629
                                                   -------------   -------------   -------------
Balance, September 30, 2005                        $ 28,907,111    $(28,270,583)   $  3,178,993
                                                   =============   =============   =============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                                 2005              2004
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                       $   924,629       $  (772,446)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                       88,032           121,000
           Share-based compensation expense                                       22,250                --
           Depreciation and amortization - continuing operations               1,087,104         1,290,063
           Depreciation and amortization - discontinued operations                    --           358,107
           Impairment on assets held for sale                                    125,194                --
           Interest expense added to notes payable and capital leases            573,547            24,672
           Gain on sale of assets                                               (540,573)               --
           Loss on disposal of property and equipment                              8,375           125,197
           Changes in assets and liabilities:
              Accounts receivable                                                (39,810)         (300,380)
              Other assets                                                       (57,451)          342,513
              Accounts payable and accrued expenses                             (499,509)           37,371
                                                                             ------------      ------------
                     Net cash provided by operating activities                 1,691,788         1,226,097
                                                                             ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                          1,800,000           114,563
     Purchase of property and equipment                                         (174,591)         (291,207)
                                                                             ------------      ------------
                     Net cash provided by (used in) investing activities       1,625,409          (176,644)
                                                                             ------------      ------------

Cash flows from financing activities:
     Increase (decrease) in line of credit                                      (448,951)           74,836
     Proceeds from the sale of preferred stock and warrants,
          net of closing costs                                                        --         1,119,906
     Cash dividends paid to preferred stockholders                               (28,125)           (7,317)
     Principal payments on notes payable, related parties                       (137,500)               --
     Principal payments on notes payable                                      (1,841,298)         (899,840)
     Principal payments on capital lease obligations                            (644,514)       (1,271,213)
                                                                             ------------      ------------
                     Net cash used in financing activities                    (3,100,388)         (983,628)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        216,809            65,825

Cash and cash equivalents, beginning of period                                   436,008           455,453
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $   652,817       $   521,278
                                                                             ============      ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Nine Months Ended September 30,

                                                               2005            2004
                                                           -----------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  897,164      $ 1,023,266
     Income taxes                                          $   12,400      $    11,597

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   54,407      $    56,975
     Directors' fees                                           33,625           64,025
                                                           -----------     ------------
                                                           $   88,032      $   121,000
                                                           ===========     ============

Warrants issued in connection with note payable            $       --      $   115,346
                                                           ===========     ============

Warrants issued as closing costs in connection
       with preferred stock                                $       --      $   192,850
                                                           ===========     ============


Equipment Financed Using Notes Payable                     $   25,000      $ 1,299,863
                                                           ===========     ============

Equipment Financed Using Capital Leases                    $  166,160      $        --
                                                           ===========     ============



See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the nine months ended September 30, 2005 (Unaudited)


(1) STATEMENT OF INFORMATION FURNISHED
    ----------------------------------
Miracor Diagnostics, Inc. and subsidiaries are independent providers of medical diagnostic imaging services; specifically magnetic resonance imaging ("MRI"), computed tomography ("CT") and other diagnostic imaging services through its network of company-owned and operated fixed-site, freestanding outpatient facilities. Additionally, the Company continues to identify suitable acquisition targets to position the Company for growth. The Company owns thirteen diagnostic centers in five states with one of such centers being held for sale as follows:

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


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2005, and the results of operations for the three month and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

The consolidated statements of operations do not include a provision for income taxes. The Company has not recognized its net operating loss carryforwards ("NOL") as a deferred tax asset as it has not determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize all of the Company's NOL before 2023, the year after which all current available NOLs expire. Accordingly a valuation allowance has been established to offset the tax benefits associated with NOL carryforwards. The valuation allowance will be adjusted to give effect to NOL carryforwards that may be utilized to offset taxable income in this and future periods.

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

As more fully described in Note 10, the Company has classified the assets, liabilities and results of operations of three centers as discontinued operations. Accordingly, the financial statements as reported in the Company's September 30, 2004 Form 10-QSB have been reclassified to conform to the 2005 presentation. These reclassifications did not effect the net assets, equity or net loss as reported in the Company's September 30, 2004 Form 10-QSB.


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

CHANGE IN ESTIMATE OF LONG-LIVED ASSETS

In April 2005, the Company reevaluated the useful lives of certain long-lived assets, specifically three of its MRI systems. Management used their best judgment based upon the most current facts and past experience with these types of systems and have increased the estimate of the machines' useful lives. These changes in estimates were recognized beginning in the second quarter of 2005 and will be recognized on a prospective basis. Due to this change in estimate, depreciation expense decreased and net income increased $58,116 and $116,232 for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004. The effect on earnings per share in both periods was insignificant.

GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At September 30, 2005, the Company had approximately $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

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

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. At September 30, 2005 and 2004 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material.

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month and nine month periods ended September 30, 2005 and 2004:

                                                         Three months ended September 30,  Nine months ended September 30,
                                                               2005            2004             2005             2004
                                                          -------------   -------------     -------------    ------------


Income (loss) from continuing operations
 attributable to common shareholders                       $    34,187     $   (67,641)      $   469,365     $    37,652
Income (loss) from discontinued operations                     (37,696)       (238,639)          427,139        (817,415)
                                                           ------------    ------------      ------------    ------------

Net income (loss) attributable to common shareholders      $    (3,509)    $  (306,280)      $   896,504     $  (779,763)
                                                           ============    ============      ============    ============


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                  16,642,439      16,205,195        16,484,269      16,118,229

Basic earnings from continuing operations per share        $      0.00     $      0.00       $      0.03     $      0.00
Basic loss from discontinued operations per share          $      0.00     $     (0.02)      $      0.02     $     (0.05)
                                                           ============    ============      ============    ============
Basic earnings (loss) per share                            $      0.00     $     (0.02)      $      0.05     $     (0.05)
                                                           ============    ============      ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                  16,642,439      16,205,195        16,537,572      16,118,229

Effect of dilutive securities:
    Warrants                                                        --              --           395,212              --
    Employee stock options                                          --              --           451,499              --
                                                           ------------    ------------      ------------    ------------
Adjusted weighted average common shares outstanding
     And assumed conversions                                16,642,439      16,205,195        17,384,283      16,118,229


Diluted earnings from continuing operations per share      $      0.00     $      0.00       $      0.03     $      0.00
Diluted loss from discontinued operations per share        $      0.00     $     (0.02)      $      0.02     $     (0.05)
                                                           ============    ============      ============    ============
Diluted earnings (loss) per share                          $      0.00     $     (0.02)      $      0.05     $     (0.05)
                                                           ============    ============      ============    ============

Options and warrants to purchase 2,327,214 shares of common stock, at prices ranging from $0.37 to $1.00 per share, were outstanding during the nine month period but not included in the September 30, 2005 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants expire on dates ranging from January 7, 2009 to March 31, 2014.

For the three month period ended September 30, 2005 and for the three month and nine month periods ended September 30, 2004, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

STOCK-BASED COMPENSATION

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

The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and its related interpretations. In accordance with APB 25, compensation costs are recognized as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock (the intrinsic value method). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During 2003, the Company awarded warrants to purchase 212,500 shares of common stock, valued at $115,348, as finder fees associated the issuance of a convertible note payable. The Company recorded these warrants and the related deferred interest valued at $115,348 which is being amortized to interest expense over the four year life of the related convertible note. During 2004, the Company issued 439,189 warrants, valued at $192,850, as finder fees associated the issuance of its 3% Series A Convertible Preferred Stock. Thus, the Company recorded these warrants and the related finders' fee, valued at $192,850 as closing costs, which was netted with the proceeds from the preferred stock. When initially granted, all other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost was reflected in the Company's operating results for those awards. However, as described in Note 9, the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250 in August 2005.

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three month and nine month periods ended September 30, would have approximated the pro forma amounts indicated below:

                                                   Three months ended September 30,  Nine months ended September 30,
                                                         2005            2004            2005            2004
                                                     ------------    ------------    -------------   -------------
Net income (loss)
  As reported                                        $    5,866      $ (298,963)      $  924,629      $ (772,446)
  Add total stock-based compensation expense in
    reported net income                                  22,250              --           22,250              --
  Deduct total stock-based compensation expense
    determined under fair value based method           (364,784)        (10,933)        (463,766)       (140,689)
                                                     -----------     -----------      -----------     -----------
  Pro forma                                            (336,668)       (309,896)         483,113        (913,135)
                                                     ===========     ===========      ===========     ===========

Net income (loss) attributable to common stockholders
   As reported                                           (3,509)       (306,280)         896,504        (779,763)
   Add total stock-based compensation expense in
    reported net income (loss)                           22,250              --           22,250              --
   Deduct total stock-based compensation expense
    determined under fair value based method           (364,784)        (10,933)        (463,766)       (140,689)
                                                      ----------    ------------    -------------   -------------
   Pro forma                                           (346,043)       (317,213)         454,988        (920,452)
                                                      ==========    ============    =============   =============


Basic earnings (loss) per share
     As reported                                     $     0.00      $    (0.02)      $     0.05      $    (0.05)
     Pro forma                                       $    (0.02)     $    (0.02)      $     0.03      $    (0.06)

Diluted earnings (loss) per share
     As reported                                     $     0.00      $    (0.02)      $     0.05      $    (0.05)
     Pro forma                                       $    (0.02)     $    (0.02)      $     0.03      $    (0.06)


The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for three month and nine month periods ended September 30, 2005 and 2004: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.8% to 6.7%; and a 0% dividend yield. There were no options or warrants granted during the three month period ended September 30, 2005. The weighted average fair value at the date of grant of the options and warrants granted during the nine month period ended September 30, 2005 approximated $0.28. The weighted average fair value at the date of grant of the options and warrants granted during the three month and nine month periods ended September 30, 2004 approximated $0.51.

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

In October 2003, Regional MRI of Jacksonville, Inc., one of the Company's wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. In the fourth quarter of 2004, the Company elected to hold the remaining center for sale. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. The imaging center is anticipated to be sold for the assumption of certain obligations. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 10.)

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

In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At September 30, 2005, the balance was approximately $7.8 million, net of amortization and impairment taken. The nature of the Company's business, consisting of freestanding, outpatient diagnostic facilities, did not warrant allocating a portion of the purchase price to other intangible assets as the facilities depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

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


(5) LINE OF CREDIT

Effective August 2005, the Company's bank line of credit, which is secured by its receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,398,084 at September 30, 2005. The interest rate is the bank's reference rate plus 2.5% (8.30% at September 30, 2005). The outstanding balance was $2,157,871 and $2,606,822 at September 30, 2005 and December 31, 2004, respectively.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-    September 30,   December 31,
   Type of Lender          Rate        Payment       Due Date          note          2005           2004
   ---------------      ----------    ---------    --------------      ----     -------------   ------------
   Bank                    10.23%       $30,000      August 2011          A      $ 2,543,864    $ 2,362,556
   Bank                     8.74%        20,000      May 2012             B        2,032,930      1,924,734
   Bank                     8.74%        17,500      May 2012             C        1,808,213      1,711,013
   Investment Company      12.00%            --      June 2007            D        1,250,000      1,250,000
   Finance Company         10.84%        19,929      March 2010           E        1,228,779      1,426,949
   Bank                     9.20%        17,650      May 2011             F          940,292      1,075,979
   Finance Company          1.99%         5,129      November 2007        -          130,418        174,268
   Finance Company          4.63%         5,211      July 2007            -          109,724        152,001
   Finance Company          7.87%         1,129      February 2007        -           18,109             --
   Bank                    10.20%           464      April 2008           -           12,589         15,666
   Finance Company         10.50%         1,434      December 2005        -            4,223         16,265
                                                                                -------------   ------------
                                                                                 $10,079,141    $10,109,431

   Less current portion                                                             (677,351)      (425,755)
                                                                                -------------   ------------
   Long term portion                                                             $ 9,401,790    $ 9,683,676
                                                                                =============   ============

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

D) In June 2003, the Company secured financing from an investment company. The convertible note totaled $1,250,000 with interest of 12% to be paid quarterly. The principal amount may be prepaid at anytime and is due June 2007. After June 2006, the note holder may convert any portion of the outstanding balance into common stock at $0.25 per share. Lender and finder fees to execute the convertible note totaled $146,250.

E) In December 2002, the Company acquired a diagnostic center located in Carol Stream, Illinois through an asset purchase agreement. The center's medical equipment is pledged as collateral for the note payable. This note was restructured from monthly payments of $35,596 to approximately interest-only for one year followed by monthly payments of $30,007.

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


(7) NOTES PAYABLE TO RELATED PARTIES

In June 2001, the Company issued two convertible 10% notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At December 31, 2004 the balance of these notes was $137,500. At September 30, 2005 these notes were paid in full.

(8) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                            September 30,   December 31,
   Type of Lender          Rate        Payment       Due Date                  2005           2004
   ---------------      ----------    ---------    --------------         -------------   ------------
   Bank (see A below)       8.98%       $15,000      April 2009            $   768,029    $   738,702
   Bank (see B below)      11.27%        11,500      February 2008             428,216        416,163
   Finance Company          9.56%         5,728      January 2008              143,245        182,927
   Finance Company          9.78%         4,203      May 2008                  117,971        145,990
   Finance Company          8.48%        15,500      February 2006              75,884        205,921
   Finance Company          8.92%         1,222      August 2010                58,199             --
   Finance Company          6.10%         7,175      February 2006              35,332         96,714
   Bank                    11.54%         1,654      March 2007                 32,701         44,200
   Finance Company          5.75%           886      September 2008             29,231         35,787
   Bank                    11.55%         1,622      February 2007              29,088         40,607
   Finance Company          7.80%           591      August 2008                18,482         22,595
   Finance Company         10.43%           568      July 2008                  16,661         20,310
   Finance Company          9.45%         1,053      December 2005               3,110         12,012
   Bank                    12.92%            --      February 2005                  --         26,830
   Finance Company          4.33%            --      February 2005                  --         25,286
   Finance Company          7.03%            --      February 2005                  --          6,998
                                                                           ------------   ------------
                                                                           $ 1,756,149    $ 2,021,042

   Less current portion                                                       (486,963)      (564,268)
                                                                           ------------   ------------
   Long term portion                                                       $ 1,269,186    $ 1,456,774
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

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and, excluding the Orange Park center which was sold in March 2005, are included in discontinued operations for all periods presented (see Note 10). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                             September 30,  December 31,
   Type of Lender          Rate        Payment       Due Date                  2005           2004
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  485,833        617,110
   Finance Company          8.71%         3,582      June 2008                 104,778        129,273
   Finance Company          8.29%         2,055      January 2010               89,521             --
   Finance Company          3.67%         1,369      June 2008                  42,901         53,869
   Finance Company          6.25%         1,260      June 2008                  38,109         47,418
   Finance Company          4.76%         1,142      April 2008                 33,265         42,183
   Bank                    10.99%           807      April 2008                 21,688         26,919
   Finance Company          8.79%           508      June 2008                  14,383         17,841
   Bank                     9.64%           421      December 2007              10,193         13,129
   Finance Company          5.81%            --      March 2005                     --         14,219
                                                                            -----------    -----------
                                                                            $  840,671     $  961,961
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

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which automatically convert two years from the closing date of the transaction on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. The shareholder may elect to convert at any time before the two-year anniversary date also subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During the year ended December 31, 2004, $16,692 in cash dividends were paid to preferred stockholders. During the nine month period ended September 30, 2005, $28,125 in cash dividends were paid to preferred stockholders. There were 3,378,376 outstanding shares of preferred stock as of September 30, 2005 and December 31, 2004, respectively.

During 2004 the Company filed a registration statement with the SEC to register the underlying common shares of the preferred stock and warrants. The registration statement was effective in September 2005.

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

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. In January 2005, 136,341 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 91,890 shares of common stock with exercise prices ranging from $0.11 to $0.16. In August 2005, 131,489 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 59,345 shares of common stock with exercise prices ranging from $0.15 to $0.17. At September 30, 2005 and December 31, 2004, 0 and 267,830
warrants were still outstanding, respectively.

On April 21, 2005, the Company's board of directors approved the registration of 800,000 shares of common stock under Form S-8, pursuant to the Company's 2005 Stock Compensation Plan I, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of September 30, 2005, 612,088 shares remain available under this registration which may be awarded until March 1, 2010. During the nine month periods ended September 30, 2005 and 2004, 251,000 and 263,500 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the nine month periods ended September 30, 2005 and 2004, 0 shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of September 30, 2005 and December 31, 2004, 0 and 629,250, respectively, shares remain available under this registration which may be awarded until October 1, 2008. In August 2005, the board of directors approved the acceleration of the vesting of all outstanding unvested stock options (the "Acceleration"). The Acceleration was effective for all such options outstanding on August 8, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of stock-based compensation expense of $22,250. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123 (Revised 2004), "Share Based Payment," issued in December 2004. As a result of the Acceleration, options to purchase 1,411,250 shares of the Company's common stock became immediately exercisable.

(10) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold for sale the center in Jacksonville, Florida after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the quarters ended September 30, 2005 and 2004, the Jacksonville center generated net patient service revenue of $902,928 and $367,960, respectively. During the nine month periods ended September 30, 2005 and 2004, the Jacksonville center generated net patient service revenue of $1,453,257 and $1,164,229, respectively. During the quarters ended September 30, 2005 and 2004, the Jacksonville center had net loss of $37,696, and $137,626, respectively. During the nine month periods ended September 30, 2005 and 2004, the Jacksonville center had net loss of $53,696, and $343,275, respectively.

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

All of the diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the three month and nine month periods ended September 30, 2004 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:

                                                   Florida Component

                                              September 30,   December 31,
                                                  2005             2004
                                              ------------    ------------
Assets included in discontinued operations:
    Net Property and equipment                $   997,167     $ 1,987,100
                                              ------------    ------------
    Total assets included
       in discontinued operations             $   997,167     $ 1,987,100
                                              ============    ============

Liabilities included in discontinued operations:

    Notes payable                             $        --     $ 1,048,037
    Capital lease obligations                     840,671         961,961
                                              ------------    ------------
    Total liabilities included
       in discontinued operations             $   840,671     $ 2,009,998
                                              ============    ============

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company's first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.01, per basic and diluted share for the year ended December 31, 2004 and there would have been a de minimis reduction for the nine month period ended September 30, 2005. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123R during 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.01 per basic and diluted share. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 9, in August 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At September 30, 2005, all required services have been rendered related to compensation. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

(12) SUBSEQUENT EVENTS

Subsequent to September 30, 2005 the Company purchased new MRI equipment for its Sylvania, Ohio location. The new equipment along with leasehold improvements is being funded by a finance company for approximately $1,250,000.