Form 10KSB
period 2005-12-31
MIRACOR DIAGNOSTICS INC
filed 2006-03-30
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2005.

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

         Check whether issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year $19,512,561.

The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing bid price of such shares as listed on the over-the-counter NASD Bulletin Board on March 15, 2006) was approximately $3,394,000.

As of March 15, 2006, Registrant had outstanding 17,055,241 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, has no public trading market.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of the Business........................................1

Item 2.   Description of Property...........................................20

Item 3.   Legal Proceedings.................................................20

Item 4.   Submission of Matters to a Vote of Security Holders...............20

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ..........................................................21

Item 6.   Management's Discussion and Analysis and Plan of Operations.......21

Item 7.   Financial Statements..............................................28

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................28

Item 8a.  Controls and Procedures...........................................28

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act.................29

Item 10.  Executive Compensation............................................31

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................33

Item 12.  Certain Relationships and Related Transactions....................34

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

RISKS RELATING TO OUR BUSINESS

ALTHOUGH WE WERE PROFITABLE THIS YEAR, WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES IN PRIOR YEARS. AS A RESULT WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AS OF DECEMBER 31, 2005. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

For the year ended December 31, 2005 we had net income of $661,856 including a one time gain of $540,573. We incurred a net loss of $2.2 million for the year ended December 31, 2004. At December 31, 2005, we had an accumulated stockholders' deficit of $28.5 million which includes losses from our prior operations and losses incurred from operating in the medical diagnostic imaging business. Our ability to sustain profitability depends upon our ability to successfully market our medical diagnostic imaging business, of which there can be no assurance. While we believe we have taken steps and other actions to solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations. If we cannot satisfy our debt obligations, we may no longer be able to continue in business.

BECAUSE OUR INDUSTRY IS CAPITAL INTENSIVE, WITH HIGH FIXED COSTS, A FAILURE TO MEET OUR CAPITAL EXPENDITURE REQUIREMENTS, PARTICULARLY FOR DEVELOPMENT EXPENSES AND FOR UPGRADES OF EQUIPMENT, COULD ADVERSELY AFFECT OUR BUSINESS.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace existing equipment for existing facilities and expand within our existing markets and enter new markets. Most of our capital expenditures are 100% financed and therefore we estimate our out-of-pocket capital expenditure requirements over the next twelve months to be less than $200,000. We currently have sufficient assets to adequately meet these expenditures as well as fund our current operations; however, to the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, long-term installment notes or capital leases, we may be unable to meet our capital expenditure requirements. This situation would have an adverse affect on our ability to continue as a business.

OUR ABILITY TO GENERATE SUFFICIENT CASH FROM OUR OPERATIONS TO MAKE PAYMENTS ON OUR DEBT AND OTHER CONTRACTUAL OBLIGATIONS DEPENDS ON OUR FUTURE FINANCIAL PERFORMANCE. THERE ARE MANY FACTORS, MANY OUTSIDE OUR CONTROL, WHICH MAY MEAN THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. As of December 31, 2005 our total contractual obligations were approximately $13.6 million for notes payable, $3.6 million for capital leases and $3.9 million for operating leases. We currently have sufficient assets to meet these obligations on a monthly basis; however, our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance.

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

WE DEPEND UPON REFERRALS FROM PHYSISCIANS. OUR ABILITY TO GENERATE REVENUE DEPENDS IN LARGE PART UPON SUCH REFERRALS FROM PHYSICIANS. A SIGNIFICANT REDUCTION IN REFERRALS WOULD HAVE A NEGATIVE IMPACT ON OUR BUSENESS.

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

To be specific, compensation expense for technologists in 2005 was approximately $1,645,000 as compared to $1,670,000 in 2004, representing a decrease of $25,000 or 1.5%. We do not expect this trend to continue because the cost of salaries is increasing. Salaries and wages expense aside from compensation expense for technologists in 2005 was approximately $3,014,000 as compared to approximately $2,952,000 for 2004, an increase of $62,000 or 2.1%. We expect this trend to continue with the rising cost of salaries and slightly with an increase in volume. Real estate lease expense was approximately $1,134,000 in 2005 as compared to $1,100,000 in 2004, an increase of $34,000 or 3.1%. We expect this trend to continue. Equipment maintenance expense in 2005 was approximately $1,323,000 as compared to $1,227,000 in 2004, an increase of $96,000 or 7.8%. As our equipment ages, we expect the cost of maintenance to increase further.

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

We utilize capital to purchase new diagnostic imaging equipment, to upgrade and replace existing equipment, to expand within existing markets and to enter new markets. Our capital sources have consisted primarily of borrowings under our credit facility, borrowings under secured leases, and sales of common stock. The borrowing capacity under our credit facility at December 31, 2005 was $2,404,878. Our ability to accomplish our goals and to execute our business strategy depends on our continued ability to access capital on appropriate terms. Our growth could be limited and our existing operations impaired unless we are able to obtain additional capital through subsequent debt or equity financings. Over the next 12 months, we may consider purchasing one to two MRI systems with a total cost of $1 million to $3 million. We currently do not have the resources to acquire these systems. These purchases would be funded through vendor financing as we have done in the past. There can be no assurance that borrowing capacity under our credit facility will be available to us when needed or that we will be able to obtain additional financing or that, if available, such financing will be on terms acceptable to us. As a result, there can be no assurance that we will be able to implement our business strategy successfully.

WE HAVE HISTORICALLY RELIED ON ACQUISITIONS AS A METHOD TO EXPAND OUR BUSINESS. IF WE DO NOT SUCCESSFULLY INTEGRATE ACQUISITIONS, WE MAY NOT BE ABLE TO ACHIEVE THE EXPECTED BENEFITS FROM FUTURE ACQUISITIONS WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS.

We have historically relied on acquisitions as a method of expanding our business. We may not successfully locate what we consider to be suitable acquisition candidates. However, we will consider future acquisitions as opportunities arise. If we do not successfully integrate acquisitions we plan to continue with our current operations but may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

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

THE MARKET FOR DIAGNOSTIC IMAGING SERVICES IS COMPETITIVE. WE COMPETE PRINCIPALLY ON THE BASIS OF OUR REPUTATION FOR PROVIDING OUR CONVENIENTYLY LOCATED CENTERS AND COST-EFFECTIVE, HIGH-QUALITY DIAGNOSTIC IMAGING SERVICES. WE MAY EXPERIENCE COMPETITION FROM OTHER DIAGNOSTIC IMAGING COMPANIES. THIS COMPETITION COULD ADVERSELY AFFECT OUR REVENUE AND OUR BUSINESS.

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

We derive most of our revenues from direct billings to patients and third-party payors such as Medicare or private health insurance companies. Any changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on our net revenues. In the past, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services. Similar initiatives enacted in the future may have an adverse impact on our financial condition and our operations. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us or our clients for services provided by us. For example, recent legislative changes in California's workers compensation rules will have a negative impact on reimbursement rates for diagnostic imaging services performed in that state. We derive only a small portion of our net revenue from California's workers compensation, so we do not expect this particular legislation to have a significant impact on us. However, we cannot guarantee that other states will not enact similar legislation.

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

IT IS DIFFICULT TO ESTIMATE OUR UNCOLLECTIBLE ACCOUNTS RECEIVABLE AND CONTRACTUAL ALLOWANCES FOR BILLED CHARGES, WHICH MAY IMPACT OUR EARNINGS.

Because of the complex nature of billing for healthcare services, it is difficult for us to estimate our uncollectible accounts receivable and our contractual allowances for billed charges. If we have to significantly revise our estimates and our existing reserves are not adequate, this may negatively impact our earnings. However, write-offs are accounted for when determining the level of allowance for doubtful accounts resulting in minor revisions of allowance for doubtful accounts on a continual and consistent basis; therefore, we have not historically incurred any significant write-offs causing a revision of estimates, but cannot guarantee that we may not do so in the future. Our accounts receivable and related allowance for doubtful accounts at December 31, 2005 are $14,113,800 and $8,087,239 respectively.

OUR RECORDED GOODWILL AMOUNTS MAY BE IMPAIRED UNDER NEW ACCOUNTING STANDARDS.

At December 31, 2005, we had approximately $7.8 million recorded as goodwill. On an annual basis, we assess our recorded goodwill amounts for impairment by applying a fair-value-based test. If our goodwill is impaired, we are required to record a non-cash charge by writing down all or a portion of our recorded goodwill amounts. Such a write down could have a material impact on our results of operations in 2006 or future periods. To the extent we sell or close diagnostic imaging centers in the future, we may write-down all or a portion of our goodwill amounts.

We took this action in 2004 in connection with our decision to dispose of net assets of certain centers in Jacksonville and Orange Park, Florida. We disposed of these facilities as a result of continuing operating losses. We assigned an impairment charge which amounted to $994,445 primarily related to previously recorded goodwill associated with the Florida centers but including a small impairment of $6,795 related to the closure of our Newport Beach center. We can not guarantee that we will not have to make similar adjustments in the future.

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

OUR STOCK IS VOLATILE, HAS A LIMITED PUBLIC MARKET, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR PURCHASE PRICE.

We have a limited public market for our common stock. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors, including geopolitical developments, may have a significant impact on the market price of healthcare stocks. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares may never be sustained. From December 31, 2004 to December 31, 2005, the purchase prices of our stock has ranged from $0.20 to $0.50. Your purchase price may vary from the market price of our common stock after your purchase. If you purchase shares of common stock, you may not be able to resell those shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

WE HAVE A NUMBER OF RESTRICTED SHARES ELIGIBLE FOR FUTURE SALE

At December 31, 2005, there were 2,952,470 shares of common stock that were issued and outstanding that are "restricted securities" as that term is defined by Rule 144 of the Securities Act, all of which are currently eligible for resale in compliance with Rule 144 of the Securities Act. Of these shares, a total of 1,478,545 shares or approximately 50.1% of our issued and outstanding shares are owned by our current officers and directors.

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

In raising new financing, we may find it necessary to issue common stock at a discount to the current market price and we may find it necessary to issue warrants to complete such a transaction.

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

We believe that the federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the general opinion in that the statute has been difficult to interpret. In 1995, the Centers for Medicare and Medicaid Services, CMS, published final regulations interpreting the Stark prohibition as applied to clinical laboratory services. In 1998, CMS released proposed regulations interpreting Stark as applied to all designated health services. In 2001, CMS published Phase I of the final Stark regulations which went into effect in January 2002. On March 26, 2004, CMS published Phase II of the final Stark regulations which became effective in July 2004. Phase II included some additional regulatory exceptions and definitions providing more flexibility in some areas and more specificity in other, but did not extend designated health services to PET or nuclear medicine.

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

We believe our operations materially comply with the federal and state physician self-referral laws. However, given what we see as the ambiguity of these statutes, the uncertainty of the regulations and the lack of judicial guidance on many key issues, we can give no assurance that the Stark Law or other physician self-referral regulations will not be interpreted in a manner that could adversely affect our business, financial condition and results of operations.

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

The privacy standards went into effect in April 2003. The electronic standards for transactions went into effect in October 2003. The security standards went into effect in April 2005. A violation of HIPAA's standard transactions and privacy and security provisions may result in criminal and civil penalties. We believe we are in compliance with the current requirements.

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

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Seven of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Six of our facilities are single-modality sites, offering MRI only. Consistent with our regional network strategy, we attempt to locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities with 82% of our 2005 revenues derived from MRI services, 10% from CT services and 8% from other diagnostic imaging services for the year ended December 31, 2005. We performed approximately 60,000 diagnostic imaging scans and generated net revenue from continuing operations of approximately $19.5 million for the year ended December 31, 2005.

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

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8. Shares may be awarded under this plan until March 1, 2010. As of December 31, 2005, 491,938 shares remain available for issuance under this registration statement.

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

MAGNETIC RESONANCE IMAGING. MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike x-rays and computed tomography, MRI does not expose patients to potentially harmful radiation. A typical MRI examination takes from 20 to 45 minutes. During 2005 the average revenue per MRI procedure was $668. New MRI systems are priced in the range of $900,000 to $2,000,000.

COMPUTED TOMOGRAPHY. CT utilizes a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by magnetic resonance. A typical CT examination takes from 15 to 45 minutes. During 2005, the average revenue per CT procedure was $323. New CT systems are priced in the range of $300,000 to $1,200,000.

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

The Blue Cross and Blue Shield Association, Medical Cost Reference Guide of October 2004 (quoted in Washington G-2 Reports' 2006 Diagnostic Imaging Industry Strategic Outlook, p. 6) estimates that over 23 million MRI procedures and 45 million CT procedures were conducted in the United States in 2002, with those number increasing to over 50 million MRI procedures and 100 million CT procedures by 2008. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 90% of our net revenue for the year ended December 31, 2005.

INDUSTRY TRENDS

As cited by Washington G-2 Reports in their 2006 Diagnostic Imaging Industry Strategic Outlook (p. 6), according to the Blue Cross and Blue Shield Association, the total number of imaging procedures performed in the Untied States is expected to increase from 374 million in 2004 to 471 million by 2008, an increase of almost 26%. While X-ray utilization is projected to drop about 9% between 2002 and 2008, utilization of MRI exams is expected to increase by 133% over the same period followed closely by CT utilization, which BCBS estimates will jump 122%. We believe the major reasons for this continued growth include the following:

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

HIGH EXPECTED GROWTH RATE. Freestanding, independent imaging centers reported a much higher expected growth rate (16.3%) than did hospital-based facilities (7.1%). Centers in the North Central states (as defined) anticipate the highest overall growth (15.5%), while centers in the other parts of the country say they expect growth of anywhere from 7.8% to 9%. (Washington G-2 Reports' 2006 Diagnostic Imaging Industry Strategic Outlook, p. 7)

We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will continue the increased use of imaging services. In addition, we believe the growing popularity of elective full-body scans will further increase the use of imaging services. At the same time, we believe the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe this trend toward equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the horizon that will displace MRI or CT as the principal advanced diagnostic imaging modalities.

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

BUSINESS STRATEGY

We intend to enhance our operations and increase scan volume and revenue at our existing facilities by:

         o        expanding within existing markets,
         o        expanding into new regional markets,
         o        updating software
         o improving operating efficiencies within the existing imaging centers,
         o providing outstanding service to referring physicians and patients,
         o maximizing radiologist and technologist expertise and proficiency, and utilizing state-of-the-art diagnostic imaging equipment,
         o        employing and invest in qualified management, and
         o        expediting the collection of cash.

While we are focused on becoming more profitable on our current operations, we plan to seek, evaluate and, if such evaluation warrants, to acquire controlling interests in business opportunities that are similar in nature to our existing medical diagnostic imaging centers. We plan to concentrate our search for opportunities located in the regions in which our existing diagnostic centers are located. We may seek a business opportunity in the form of centers which have recently commenced operations or are mature businesses.

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

OPERATION OF CENTERS

At December 31, 2005, we operated 13 diagnostic imaging centers located in 5 states. We utilize sophisticated technology and technical expertise to perform a broad range of imaging procedures such as MRI, CT, ultrasound, mammography, DEXA and X-ray. As part of operating our diagnostic imaging centers, we purchase and maintain diagnostic imaging equipment, hire and train employees, schedule patient appointments, perform patient procedures, process bills, keep records and obtain and maintain permits, licenses and insurance.

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

Payment for diagnostic imaging services comes primarily from commercial third-party payors, governmental payors (including Medicare), private payors and others. Our centers are principally dependent on our ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan. For the year ended December 31, 2005, approximately only 1% of our revenue generated at our diagnostic imaging centers was generated from capitated arrangements.

DIAGNOSTIC IMAGING CENTERS

At December 31, 2005, we owned and operated 13 freestanding diagnostic imaging centers in five states. We lease the premises at which these facilities are located. Of our 13 centers, 7 centers offer multiple modalities of diagnostic imaging services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

DIAGNOSTIC IMAGING EQUIPMENT

At December 31, 2005 we operated 30 diagnostic imaging units in our 13 centers. These include 13 fixed MRI units, 6 CT units, 5 x-ray units, 3 ultrasound units, 2 mammography units, and 1 DEXA unit. The average age of our MRI units is 5.1 years and CT units is 5.0 years.

SALES AND MARKETING

As of December 31, 2005, we also had 14 marketing representatives who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities and who identify and contact potential clients. The marketing representatives are located at each center and are under local management. Furthermore, certain of our executive officers also spend a portion of their time participating in contract negotiations.

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

In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging facilities because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify exceptions to the physician self-referral legislation, which created opportunities for some physician practices to establish their own diagnostic imaging facilities within their group practices and to compete with us. In the future, we could experience significant competition as a result of those final regulations. We cannot guarantee that we will be able to successfully compete.

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

EMPLOYEES

As of December 31, 2005, we employed seven full-time and one part-time employees at our headquarters and 99 full-time and 26 part-time employees at our thirteen diagnostic imaging centers. None of our employees are covered by collective bargaining contracts. We believe that our relationship with our employees is good.

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

REIMBURSEMENT. On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA provides reimbursement rates for the technical component of certain imaging services, which included MRI and PET, in non-hospital based settings. The reimbursement rates under the DRA will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule, which we are reimbursed for retail services, or the Hospital Outpatient Prospective Payment System (HOPPS) schedule. The technical reimbursement under the Part B physician fee schedule generally allows for higher reimbursement than under HOPPS.

In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts which was previously announced by the Center for Medicare and Medicaid Services ("CMS"). CMS will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Currently, Medicare pays 100% of the technical component of each procedure. CMS will phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. We believe that the implementation of this reimbursement reduction will not have a significant impact on the financial condition and results of operation beginning in 2006.

MEDICARE AND MEDICAID FRAUD AND ABUSE. Our revenue is derived through our ownership, operation and management of diagnostic imaging centers, including revenue derived from Medicare and other government sponsored healthcare programs. Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce,
(i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is likely to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

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

SUBSEQUENT EVENTS

In February 2006, we purchased MRI equipment of approximately $1.2 million, including leasehold improvements, for one of our Long Beach, California centers. The equipment and improvements were financed by a finance company.

HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our inventor relations department can be contacted at our principal executive office located at 9191 Towne Centre Drive, Suite 400, San Diego, California 92122. Our telephone number is 858/455-7127, and our website is www.miracor.com.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters and executive offices are in San Diego, CA, where we lease an office facility which expires August 31, 2008. In addition, we lease medical office facilities in five states for our thirteen diagnostic centers. Expiration dates on these medical office leases range from 2006 to 2020. We believe that our current facilities will be sufficient to meet our needs for at least the next 12 months.

We also lease or have pledged as collateral under note payable obligations all of our MRI machines and various other medical equipment. These long-term obligations expire on dates ranging from 2005 to 2012. See Part II, Item 7 "Notes to Consolidated Financial Statements" - Notes 5 and 7 for information regarding our obligations under facilities leases and financing activities.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2005, there were no legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded over-the-counter on the NASD Bulletin Board under the symbol MRDG. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as listed on the over-the-counter NASD Bulletin Board during 2005 and 2004.

                                                           Bid Price
                                                   High                 Low
                                                  ----------------------------
2005
----
         First Quarter                            $ 0.50              $  0.26
         Second Quarter                           $ 0.44              $  0.24
         Third Quarter                            $ 0.39              $  0.28
         Fourth Quarter                           $ 0.33              $  0.20

2004
----
         First Quarter                            $ 0.70              $  0.32
         Second Quarter                           $ 0.66              $  0.31
         Third Quarter                            $ 0.60              $  0.31
         Fourth Quarter                           $ 0.51              $  0.30


On March 15, 2006, the closing bid and asked prices of our common stock, as listed on the over-the-counter NASD Bulletin Board, were $0.25 and $0.28 per share, respectively.

On March 15, 2006, we had approximately 1,241 holders of record of common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. We are required to pay dividends on our Series A Preferred Stock at the rate of $0.002775 per share per quarter. During the year ended December 31, 2005 we paid $37,500 in cash dividends to preferred stockholders. Otherwise, earnings, if any, that we may realize will be retained in the business for further development and expansion.


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

All of our facilities employ modern equipment and technology in modern, patient-friendly settings. Seven of our facilities are multi-modality sites, offering various combinations of MRI, CT, mammography, ultrasound, bone densitometry, diagnostic radiology, or X-ray and fluoroscopy. Six of our facilities are single-modality sites, offering MRI and in several cases x-ray services. Consistent with our local network strategy, we locate our single-modality facilities near multi-modality sites to obtain favorable managed care/insurance contracts.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2005, we derived approximately 90% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities. The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors.

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

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8. Shares may be awarded under this plan until March 1, 2010. As of December 31, 2005, 491,938 shares remain available for issuance under this registration statement.

RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis. During 2005, we had income from discontinued operations of $397,640 including a gain on sale of assets for $540,573. The loss from discontinued operations in 2004 was $2,012,862 including an impairment charge to goodwill for $994,445.

Year ended December 31, 2005 compared to year ended December 31, 2004.

NET REVENUE

Net patient service revenue for the year ended December 31, 2005 from continuing operations increased $579,499 to $19,512,561 from $18,933,062 for the year ended December 31, 2004. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The increase of 3.1% is mainly due to an increase in our dollar per scan rate, which have been enhanced due to an increased focus on collections. Though we plan to continue to improve collections, there can be no guarantee our revenue will continue to increase.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the years ended December 31, 2005 and 2004.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $207,643, a decrease of 2.2%, to $9,156,271 for the year ended December 31, 2005 from $9,363,914 for the year ended December 31, 2004. While we experienced increased radiology fees as a result of increased revenue; increased costs for maintaining equipment as our equipment ages; and increased costs for insuring our radiology technicians; these increases were offset by a decrease in depreciation due to a change in estimate of useful lives, and a decrease in film and contrast costs due to film purchase agreements being established. We expect these trends to continue.

Selling, general and administrative expenses increased $379,160 to $8,665,870 for the year ended December 31, 2005 from $8,286,710 for the year ended December 31, 2004. The increase of 4.6% is mainly due to costs of consultants hired for analyzing and improving various aspects of our business operations, namely consultants focusing on increased collections and consultants for investment banking services. We also experienced rising costs of personnel including increases in salaries and wages, an increase in health and workers compensation insurance and the recognition of stock-based compensation expense due to the acceleration of vesting of stock options (see Note 12).

INTEREST EXPENSE

Interest expense from continuing operations decreased $79,403, or 5.3%, to $1,426,204 for the year ended December 31, 2005 from $1,505,607 for the year ended December 31, 2004 due to notes payable and capital lease obligations maturing. We expect this trend to continue.

NET INCOME/LOSS

Income from continuing operations for the year ended December 31, 2005 was $264,216 as compared to the loss of $223,169 for the year ended December 31, 2004; representing an increase in income of $487,385. The increase is due to the previously stated reasons of increased revenue and decreased operating expenses and the offsetting increase in selling, general and administrative expenses. We anticipate being able to further increase revenues during the coming year and to continue to be profitable. However, we cannot say whether we will be profitable in the coming year.

Net income for the year ended December 31, 2005 was $661,856, an increase of $2,897,887, as compared to the loss of $2,236,031 for the year ended December 31, 2004. The increase is mainly attributed to a one-time gain on the sale of assets at our Orange Park, Florida location of $540,573 in 2005 and an impairment charge to goodwill for $994,445 associated with our Jacksonville, Florida centers in 2004. The increase is also partially due to an unprofitable center's operations being sold and due to other centers becoming more profitable.

Basic and diluted income per common share were $0.04 and $0.03, respectively, for the year ended December 31, 2005 compared to the basic and diluted loss per common share of $0.14 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at December 31, 2005 was $421,650 as compared to $436,008 at December 31, 2004, representing a 3.3% decrease.

For the year ended December 31, 2005, our line of credit decreased by $405,575. During the year ended December 31, 2005, we made the following cash payments:
$1,990,997 of principal payments on notes payable, $137,500 of principal payments on notes payable to related parties, $874,857 of principal payments on capital lease obligations and purchased equipment of $277,728. We received proceeds of $1,800,000 from the sale of assets resulting in a gain of $540,573 and incurred a loss of $8,375 from disposing other equipment. In addition during the year ended December 31, 2005, operating activities provided $1,909,799 of net cash, which included net income of $661,856. Accounts receivable decreased by $157,702, accounts payable and accrued expenses decreased by $710,897, primarily due to $573,547 of accrued interest being added to notes payable and capital leases; other net assets (excluding cash) increased by $3,479. The following items decreased net income but did not affect cash:

         -        $121,638 in common stock paid for services in lieu of cash,
         -        $22,250 in share-based compensation expense,
         - $1,430,933 in depreciation and amortization for continued operations, and
         -        $188,447 in impairment on assets held for sale.

Changes in current assets and current liabilities, including centers designated as held for sale, resulted in a positive working capital position of $593,175 at December 31, 2005 as compared to a negative working capital of $422,624 at December 31, 2004.

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

Effective August 2005, our bank line of credit, which is secured by our receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,404,878 at December 31, 2005. The interest rate is the bank's reference rate plus 2.5% (10.5% at December 31, 2005). The outstanding balance was $2,201,246 and $2,606,822 at December 31, 2005 and December 31, 2004, respectively.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the years ended December 31, 2005 and 2004 we paid cash dividends to preferred stockholders of $37,500 and $16,692, respectively.

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

The following describes our start-ups and acquisitions since January 2004:

In January 2004, we opened a diagnostic imaging center located in Orange Park, Florida. We financed MRI equipment and tenant improvements through a note payable to a finance company. The agreement had a carrying amount of approximately $1,125,000 with a monthly installment payment of $23,204 over 66 months with an interest rate of 8.06%. In March 2005, we sold this center for $1,800,000. We netted approximately $340,000 after retiring $1,500,000 of debt collateralized by equipment held at the facility.

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

REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the years ended December 31, 2005 and 2004, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $400,000 for the year ended December 31, 2005 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $140,000 at December 31, 2005. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.

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

Our policy is to collect patient's co-payment at the time of check in before the diagnostic imaging scan is performed. The amount of money collected from each patient is determined through an insurance verification process. Thereafter, our collections policies differ by region. In most regions, accounts are worked by the billing company for up to one year and then sent to our in-house billing prior to being sent to a collection agency. In some regions, accounts are sent to the collection agency 180 days after we perform the diagnostic service. All accounts are recorded at its specifically identified net collectible amount when the service is completed. Accounts older than one year are generally written off manually although collection efforts are maintained.

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

The value of goodwill is stated at the lower of cost or fair value. At December 31, 2005, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We have discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. During the fourth quarter of 2004, based on the factors described in Notes 3 and 4 to the consolidated financial statements, we performed a valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge primarily associated with two of our centers located in the Jacksonville, Florida area which have been classified as discontinued operations and held for sale as of December 31, 2004. We then completed our annual review of our remaining reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2005. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for our first quarter of 2006. We will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005, and by $0.01 per basic and diluted shares for the year ended December 31, 2004. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 12, in August 2005 we modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At December 31, 2005, all required services have been rendered related to compensation.

In August 2005, the board of directors approved the acceleration of the vesting of all outstanding unvested stock options (the "Acceleration"). The Acceleration was effective for all such options outstanding on August 8, 2005, all of which were granted when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of stock-based compensation expense of $22,250. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123 (Revised 2004), "Share Based Payment," issued in December 2004. As a result of the Acceleration, options to purchase 1,411,250 shares of the Company's common stock became immediately exercisable.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 will significantly impact our financial statements upon adoption of SFAS of 154 on January 1, 2006.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                              F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004              F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2005 and 2004                                    F-3

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2005 and 2004                                    F-4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2005 and 2004                                    F-6

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers, on December 31, 2005, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

Name and Age           Current Position          Director Since   Officer Since
------------           ----------------          --------------   -------------

M. Lee Hulsebus        Chairman of the Board,       11/11/94          8/31/94
Age 67                 Chief Executive Officer

Robert S. Muehlberg    President,                    3/11/99          5/14/01
Age 52                 Chief Operating Officer

Ross S. Seibert        Chief Financial and Principal                  2/21/00
Age 43                 Accounting Officer

Don L. Arnwine         Director                      3/6/95
Age 73

Stephen A McConnell    Director                     5/23/01
Age 53

Howard W. Salmon       Director                     5/26/05
61

David J. Schack        Director                     8/11/05
45

Gregory Anderson       Director                     8/11/05
49


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

Don L. Arnwine has been President of Arnwine Associates of Irving, Texas, a company he founded to provide specialized advisory services to the health care industry, since 1988. Mr. Arnwine served as Chairman and Chief Executive Officer from 1980 until 1988 of Voluntary Hospitals of America (VHA), a company he joined in 1982. Prior to joining VHA, Mr. Arnwine served as President and Chief Executive Officer of Charleston Area Medical Center, a 1000-bed regional facility care center in the State of West Virginia. Mr. Arnwine holds a BS degree in Business Administration from Oklahoma Central State University and a Masters degree in Hospital Management from Northwestern University.

Stephen A McConnell has been a Director of the Company since May 2001. He is the President of Solano Ventures, a firm involved in private capital investments. He served as chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry from 1998 through 2004. He has served, between 1991 and 1997, as Chairman of the Board and majority stockholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the boards of Mobile Mini, Inc. and Capital Title Group, Inc. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.

Howard W. Salmon is the Senior Managing Director of Phase 2 Consulting (a subsidiary of RehabCare, Inc). Mr. Salmon has health industry experience throughout the US and internationally. He has spent the majority of his career as a hospital executive with operational responsibility, and is involved in multi-unit hospital management, alternative site health care management, business development, and acquisitions. Prior to joining Phase 2 Consulting in 1993, Mr. Salmon held senior positions with Medical Imaging Centers of America, Magliaro and McHaney, a physician services company, and Hospital Corporation of America (HCA). In the hospital setting, Mr. Salmon's positions included:
Administrator, King Fahad Hospital, Riyadh, Saudi Arabia; Administrator, Holy Family Hospital, Spokane; Administrator, Main Hospital, University of Michigan; and Associate Director, St. Luke's Hospital of Kansas City. He has served on the boards of several public and privately held health care businesses including Hemispherix Biopharma, The Institute of Clinical Pharmacology (Ireland), and the Business and Industry Health Group. He received his MHA from the University of Minnesota.

David J. Schack is the President and Chairman of Home Dynamics Corporation, one of South Florida's leading real estate development companies. Previously, Mr. Schack was co-founder of Excel Development Corporation, Vice President of First Miami Development Company and Sr. Auditor and Sr. Tax Specialist with Peat Marwick.

Gregory Anderson is currently Chairman, President and CEO of Bank of Arizona, NA he has been in that position since April 2003. From 1998 until 2002 Mr. Anderson was President and CEO of QCSI (Quality Care Solutions, Inc. a company that developed and sold software solutions for the Healthcare Payer Market). Prior to QCSI Mr. Anderson was in the venture capital investment business. In his most recent position prior to QCSI, Mr. Anderson served as President and General Manager of El Dorado Investment Company, Arizona's then largest venture capital company. He was at El Dorado for over 13 years. Prior to El Dorado Mr. Anderson was a Vice President at First Interstate Bank. Mr. Anderson has served on over 20 boards of directors of companies, both private and public. Currently, Mr. Anderson serves on the corporate boards of Sun Healthcare, Inc., Hawaiian Airlines and Bank of Arizona, NA. Mr. Anderson is also currently the General Partner of Glendora Holdings, a senior housing management and development company, managing member of Hesperia Senior Living, LLC and Legacy Senior Living and Development Company.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to the Chief Executive Officer and those whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2005.


                                               SUMMARY COMPENSATION TABLE

                                                                  LONG TERM COMPENSATION                 ALL OTHER
                              ANNUAL COMPENSATION                AWARDS               PAYOUTS           COMPENSATION
  ------------------------ ----------------------------------- ------------ ------------------------ ------------------
                                                               Restricted   Securities
  Name and                                     Other Annual      Stock      Underlying      LTIP         All Other
  Principal Position       Year      Salary    Compensation      Awards      Options #    Payouts     Compensation(1)
  ------------------------ ------- ----------- --------------- ------------ ------------ ----------- ------------------
  M. Lee Hulsebus,         2005    $227,023     $ 48,000(2)    $     -0-    175,000(3)     $ -0-         $ 10,000
  Chairman of the Board    2004    $226,323     $ 15,000(4)    $     -0-        -0-        $ -0-         $ 10,000
  Chief Executive Officer  2003    $211,416     $ 40,000(5)    $     -0-    250,000(6)     $ -0-         $ 10,000

  ------------------------ ------- ----------- --------------- ------------ ------------ ----------- ------------------
  Robert S. Muehlberg,     2005     $165,023   $  36,000(7)    $     -0-    140,000(3)     $ -0-           $ -0-
  President and Chief      2004     $164,340   $  12,000(4)    $     -0-        -0-        $ -0-           $ -0-
  Operating Officer        2003     $153,481   $  43,750(8)    $     -0-    175,000(6)     $ -0-           $ -0-

  ------------------------ ------- ----------- --------------- ------------ ------------ ----------- ------------------
  Ross S. Seibert, Chief   2005     $121,942    $ 18,000(9)    $     -0-     90,000(3)     $ -0-           $ -0-
  Financial Officer        2004     $117,626    $     -0-      $     -0-        -0-        $ -0-           $ -0-
                           2003     $110,961    $ 13,250(9)    $     -0-    125,000(6)     $ -0-           $ -0-

  ------------------------ ------- ----------- --------------- ------------ ------------ ----------- ------------------

         (1) Represents payment of premiums for life and disability insurance.

         (2) Of this amount $33,000 represents cash paid as bonus compensation and $15,000 represents an auto allowance.

         (3) Represents number of stock options granted pursuant to the 1997 Stock Option Plan, as Amended subject to four year vesting at an exercise price of $0.30 each of which was 100% of the market value at the date of grant. As of December 31, 2005, all outstanding options are 100% vested.

         (4)      Represents an auto allowance.

         (5) Of this amount $25,000 represents cash paid as bonus compensation and $15,000 represents an auto allowance.

         (6) Represents number of stock options granted pursuant to the 1997 Stock Option Plan, as Amended subject to four year vesting at an exercise price of $0.24 each of which was 100% of the market value at the date of grant. As of December 31, 2005, all outstanding options are 100% vested.

         (7) Of this amount $24,000 represents cash paid as bonus compensation and $12,000 represents an auto allowance.

         (8) Of this amount $18,250 represents cash paid as bonus compensation, $13,500 represents stock grants paid pursuant to employment letter, and $12,000 represents an auto allowance.

         (9)      Represents cash paid as bonus compensation.

                  Messrs. Hulsebus, Muehlberg and Seibert may receive bonuses or other additional compensation consisting of cash, stock or stock purchase rights as may be determined from time to time by the Board of Directors.

                  There are no family relationships among any Directors or executive officers.

EMPLOYEE AGREEMENTS

In August 1994, we entered into an exclusive four-year term employment agreement with Mr. M. Lee Hulsebus. Under his employment agreement, Mr. Hulsebus is to serve as our Chief Executive Officer and to receive a base salary of $162,000 per annum. In addition, in 1994, we entered into a severance agreement with Mr. Hulsebus. Such severance agreement provides, among other things, that in the event of a change in control of us or Mr. Hulsebus is involuntarily terminated, suffers a disability while employed by us or dies while employed by us, then Mr. Hulsebus is entitled to receive certain benefits from us. Such benefits may include some or all of the following: an amount based on Mr. Hulsebus' base salary as provided for in Mr. Hulsebus' employment agreement; an amount based on the bonus paid or payable to Mr. Hulsebus as provided for in Mr. Hulsebus' employment agreement; the right to receive common stock that shall vest immediately; the right to exercise any warrants or stock options held by or granted to Mr. Hulsebus under Mr. Hulsebus' employment agreement or any of our stock option plans or both; life insurance and disability insurance. Mr. Hulsebus receives a car allowance of $15,000 annually and life and disability insurance valued at $10,000 annually. Mr. Hulsebus will not receive any benefits if Mr. Hulsebus voluntarily terminates his employment with us or we terminate Mr. Hulsebus "for cause," which is defined as the conviction of Mr. Hulsebus after appeal of a felony. On March 10, 2005 the term on Mr. Hulsebus' employment agreement and severance agreement were extended for an additional one (1) year period, or until August 31, 2008. In March 2005, Mr. Hulsebus' base salary was increased to $233,200 per annum.

In May 2001, we hired Robert S. Muehlberg as President and Chief Operations Officer. In May 2002, we entered into an employment agreement with Mr. Muehlberg. The agreement provides for an eighteen-month severance upon involuntary termination. Mr. Muehlberg receives a car allowance of $12,000 annually. On March 10, 2005 the term on Mr. Muehlberg's' employment agreement was extended for an additional one (1) year period, or until May 20, 2008. In March 2005, Mr. Muehlberg's base salary was increased to $169,600 per annum.

In February 2000, we hired Mr. Seibert to serve as our Chief Financial Officer. In May 2002, we entered into an employment agreement with Mr. Seibert. The agreement provides for a twelve-month severance upon involuntary termination. On March 10, 2005 the term on Mr. Seibert's' employment agreement was extended for an additional one (1) year period, or until May 20, 2007. In March 2005, Mr. Seibert's base salary was increased to $125,000 per annum.

EMPLOYEE BENEFIT PLAN

On November 1, 2000, the Company adopted the 401(k) Profit Sharing Plan and Trust (the "Plan") for employees of the Company. The Plan allows employees who satisfy the age and service requirements to contribute up to 15% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company has made no contributions to the Plan.

COMPENSATORY STOCK BENEFIT PLAN

On March 1, 2005, the Company's Board of Directors approved the registration of 800,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until March 1, 2010.

On October 1, 2003, the Company's Board of Directors approved the registration of 500,000 shares of common stock under Form S-8, whereby services are obtained in exchange for issuance of free trading stock of the Company. Shares may be awarded under this plan until October 1, 2008.

On October 1, 2003, the Company's Board of Directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the Company's 1997 Stock Option Plan, as Amended.

On August 24, 2000, the Company's Board of Directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the Company's 1997 Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 31, 2005, as to shares of the Company's common stock beneficially owned by (i) any holder of more than five percent of the outstanding shares of Common Stock; (ii) the Company's directors; (iii) the Company's officers; and (iv) the Company's directors and officers as a group. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished, or filed with the Securities and Exchange Commission, by the respective individuals or entities, as the case may be.

                                                 Shares of
                                                Common Stock     Percentage (%)
Name and Address                                Beneficially    of Common Stock
Of Beneficial Owner                               Owned(1)        Outstanding
------------------------------------            ------------    ---------------
M. Lee Hulsebus, CEO and Director                1,841,913(2)        10.88

Robert S. Muehlberg, President and Director      1,163,973(3)         6.88

Ross S. Seibert, CFO and Secretary               1,613,567(4)         9.54

Gregory S. Anderson, Director                        7,500              *

Don L. Arnwine, Director                           422,433            2.50

Stephen A McConnell, Director                      305,234            1.80

Howard W. Salmon, Director                          22,500              *

David J. Schack, Director                        2,115,612(5)        12.50

All officers and directors as a group,
(8) persons                                      7,492,732           44.10


(1)      All ownership is beneficial and of record unless indicated otherwise.

(2) Includes presently exercisable options to purchase 1,020,000 shares of Common Stock pursuant to the 1997 Stock Option Plan.

(3) Includes presently exercisable options to purchase 515,000 shares of Common Stock pursuant to the 1997 Stock Option Plan.

(4) Includes presently exercisable options to purchase 430,000 shares of Common Stock pursuant to the 1997 Stock Option Plan.

(5) Mr. Schack owns a total of 7,500 shares of Common Stock, 270,270 shares of Preferred Series A Convertible Stock and 81,082 Warrants directly and has voting control over 1,351,350 shares of Preferred Series A Convertible Stock and 405,410 Warrants in the David J. Schack Children Irrevocable Trust for which he disclaims beneficial ownership.

* Less than 1% ownership.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent shareholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

One of our directors, Mr. Schack, made a late filing of his Form 3. Otherwise, based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no reports were required for those persons, the Company believes that during 2005 all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2001, we issued two convertible notes payable for $200,000 and $75,000 to Robert S. Muehlberg, who subsequently became our president and a director, related to the acquisitions of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At the noteholder's option, the noteholder may elect to convert the outstanding balance of the notes into shares of the Company's common stock at a conversion price of $0.75. The notes were interest only at 10% for the first year with the principal to be paid down during the following two years. In June 2002, we issued 25,000 shares of Restricted Rule 144 common stock valued at $3,250 as consideration for extending the monthly interest only payments due dates by six months each with principal balance due December 2004. In November 2003, we negotiated to suspend principal payments for one year. In November 2004, we resumed principal payments as previously negotiated. The balance of these notes was $0 at December 31, 2005 and $137,500 at December 31, 2004.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

During the fourth quarter, we filed a current report on Form 8-K on November 17, 2005 relating to our third quarter operations and the appointment of new directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Our auditors are Tschopp, Whitcomb, & Orr, P.A. and their subcontractor Chastang, Ferrell, Sims and Eiserman, L.L.C., located at 2600 Maitland Center Parkway Suite 330, Maitland, FL 23751 and 1400 W. Fairbanks Ave Suite 102, Winterpark, FL 32789. Our auditors no longer employee their subcontractors effective July 2004.

We paid them $108,050 in audit and review fees during the year ended December 31, 2005, and $138,100 during the year ended December 31, 2004.

Tax Fees: We paid to Deloitte & Touche LLP at 701 "B" Street Suite 1900, San Diego, CA 92101 $45,112 in fees related to tax compliance, tax advice, and tax planning during the year ended December 31, 2005, and $29,375 during the year ended December 31, 2004.

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

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                     TITLE                          DATE
      ---------                     -----                          ----

/s/ M. Lee Hulsebus        Chairman of the Board,             March 27, 2006
------------------------   Chief Executive Officer
    M. Lee Hulsebus

/s/ Robert S. Muehlberg    President,                         March 27, 2006
------------------------   Chief Operating Officer
    Robert S. Muehlberg

/s/ Ross S. Seibert        Chief Financial and Principal      March 27, 2006
------------------------   Accounting Officer
    Ross S. Seibert

/s/ Don L. Arnwine         Director                           March 27, 2006
------------------------
    Don L. Arnwine

/s/ Stephen A McConnell    Director                           March 27, 2006
------------------------
    Stephen A McConnell

/s/ Howard W. Salmon       Director                           March 27, 2006
------------------------
    Howard Salmon

/s/ David J. Schack        Director                           March 27, 2006
------------------------
    David Schack

/s/ Gregory Anderson       Director                           March 27, 2006
------------------------
    Gregory Anderson

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Miracor Diagnostics, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Miracor Diagnostics, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracor Diagnostics, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By /s/ TSCHOPP, WHITCOMB & ORR, P.A.
   ----------------------------------------
       TSCHOPP, WHITCOMB & ORR, P.A.

Maitland, Florida
March 3, 2006

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                     December 31, 2005 and 2004

                                                                       2005               2004
                                                                  -------------      -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    421,650       $    436,008
     Accounts receivable (net of contractual adjustments and
       allowances of $8,087,239 and $8,848,734)                      6,026,561          6,184,263
     Prepaid expenses and other assets                                  75,280             74,429
     Assets held for sale                                              933,913          1,987,100
                                                                  -------------      -------------
               Total current assets                                  7,457,404          8,681,800
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  4,341,923          4,613,460
     Machinery and equipment                                         8,713,601          7,088,104
     Leasehold improvements                                          1,526,581          1,250,642
     Furniture and fixtures                                            132,280             98,001
                                                                  -------------      -------------
                                                                    14,714,385         13,050,207

          Less accumulated depreciation                             (8,938,236)        (7,516,795)
                                                                  -------------      -------------
Net property and equipment                                           5,776,149          5,533,412

Goodwill                                                             7,819,498          7,819,498

Other assets                                                           373,100            382,371
                                                                  -------------      -------------
               Total assets                                       $ 21,426,151       $ 22,417,081
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  1,355,474       $  2,074,695
     Accrued expenses                                                1,293,711          1,285,386
     Line of credit                                                  2,201,246          2,606,822
     Notes payable, related parties - current portion                       --            137,500
     Notes payable - current portion                                   718,346            425,755
     Capital lease obligations - current portion                       525,962            564,268
     Liabilities associated with assets held for sale                  769,490          2,009,998
                                                                  -------------      -------------
               Total current liabilities                             6,864,229          9,104,424

Other liabilities:
     Notes payable - long term                                       9,211,096          9,683,676
     Capital lease obligations - long term                           2,410,375          1,456,774
                                                                  -------------      -------------
               Total liabilities                                    18,485,700         20,244,874
                                                                  -------------      -------------

Commitments and contingencies (note 9)

Stockholders' equity
     Preferred stock, $.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)        33,784             33,784
     Common stock, $.15 par value (100,000,000 shares
         authorized; 16,919,991 and 16,322,304 outstanding)          2,537,999          2,448,346
     Additional paid-in capital                                     28,911,399         28,857,164
     Accumulated deficit                                           (28,542,731)       (29,167,087)
                                                                  -------------      -------------
               Total stockholders' equity                            2,940,451          2,172,207
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 21,426,151       $ 22,417,081
                                                                  =============      =============


                            MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended December 31, 2005 and 2004


                                                                       2005              2004
                                                                  -------------     -------------

Net patient service revenue                                       $ 19,512,561      $ 18,933,062

Operating expenses:
  Costs of services                                                  9,156,271         9,363,914
  Selling, general and administrative expenses                       8,665,870         8,286,710
                                                                  -------------     -------------
Total operating expenses                                            17,822,141        17,650,624
                                                                  -------------     -------------

Income from continuing operations                                    1,690,420         1,282,438

 Interest expense                                                    1,426,204         1,505,607
                                                                  -------------     -------------
Income (loss) before discontinued operations                           264,216          (223,169)
                                                                  -------------     -------------

Loss from operations of assets held for sale                          (142,932)       (2,012,862)
Gain on disposal of discontinued operations                            540,572                --
                                                                  -------------     -------------
Income (loss) from discontinued operations                             397,640        (2,012,862)

                                                                  -------------     -------------
Net income (loss)                                                 $    661,856      $ (2,236,031)
                                                                  =============     =============


Earnings (loss) per share:
Income (loss) from continuing operations                          $    264,216      $   (223,169)
Preference dividend requirements                                       (37,500)          (16,692)
                                                                  -------------     -------------
Income (loss) from continuing operations
 attributable to common shareholders                              $    226,716      $   (239,861)
Income (loss) from discontinued operations                             397,640        (2,012,862)
                                                                  -------------     -------------
Net income (loss) attributable to common shareholders             $    624,356      $ (2,252,723)
                                                                  =============     =============


Basic earnings (loss) from continuing operations per share         $      0.02       $     (0.01)
Basic earnings (loss) from discontinued operations per share       $      0.02       $     (0.13)
                                                                   ============      ============
Basic earnings (loss) per share                                    $      0.04       $     (0.14)
                                                                   ============      ============

Diluted earnings (loss) from continuing operations per share,
     assuming conversion                                           $      0.01       $     (0.01)
Diluted earnings (loss) from discontinued operations per share     $      0.02       $     (0.13)
                                                                   ============      ============
Diluted earnings (loss) per share, assuming conversion             $      0.03       $     (0.14)
                                                                   ============      ============

Weighted average shares outstanding-basic                           16,616,284        16,164,506
Weighted average shares outstanding-diluted                         20,624,757        16,164,506



See notes to consolidated financial statements.

                                MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Years ended December 31, 2005 and 2004


                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------

Balance, January 1, 2005                          3,378,376   $    33,784        16,322,304   $ 2,448,346

Common stock issued for services                         --            --           371,150        55,672

Common stock issued from exercising of options           --            --             9,677         1,452

Share-based compensation expense                          --            --                --            --

Common stock issued from exercising of warrants          --            --           216,860        32,529

Cash dividends issued to preferred stockholders          --            --                --            --

Net income                                               --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, December 31, 2005                        3,378,376    $   33,784        16,919,991   $ 2,537,999
                                                ============   ===========      ============  ============


(continued below)
                                                     ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   ------------

Balance, January 1, 2005                            $28,857,164    $(29,167,087)   $  2,172,207

Common stock issued for services                         65,966              --         121,638

Common stock issued from exercising of options           (1,452)             --              --

Share-based compensation expense                         22,250              --          22,250

Common stock issued from exercising of warrants         (32,529)             --              --

Cash dividends issued to preferred stockholders              --         (37,500)        (37,500)

Net income                                                   --         661,856         661,856
                                                   -------------   -------------   -------------
Balance, December 31, 2005                         $ 29,911,399    $(28,542,731)   $  2,940,451
                                                   =============   =============   =============



                                MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Years ended December 31, 2005 and 2004


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
                                                   =============   =============   =============



                                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Years ended December 31, 2005 and 2004

                                                                                     2005              2004
                                                                                 ------------      ------------

Cash flows from operating activities:
     Net income (loss)                                                           $   661,856       $(2,236,031)
     Adjustments to reconcile net income to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                          121,638           151,935
           Share-based compensation expense                                           22,250                --
           Depreciation and amortization - continuing operations                   1,430,933         1,706,319
           Depreciation and amortization - discontinued operations                        --           474,941
           Impairment on assets held for sale                                        188,447                --
           Write-down of goodwill included in discontinued operations                     --           994,445
           Interest expense added to notes payable and capital leases                573,547            24,672
           Gain on sale of assets                                                   (540,573)               --
           Loss on disposal of property and equipment                                  8,375           125,197
           Changes in assets and liabilities excluding net assets acquired:
              Accounts receivable                                                    157,702         (149,929)
              Other assets                                                            (3,479)          448,205
              Accounts payable and accrued expenses                                 (710,897)          342,110
                                                                                 ------------      ------------
                     Net cash provided by operating activities                     1,909,799         1,881,864
                                                                                 ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                              1,800,000           114,563
     Purchase of property and equipment                                             (277,728)         (431,098)
                                                                                 ------------      ------------
                     Net cash provided by (used in) investing activities           1,522,272          (316,535)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Decrease in line of credit                                                     (405,575)         (150,061)
     Net proceeds from the sale of preferred stock and warrants,
          net of closing costs                                                            --         1,096,507
     Cash dividends paid to preferred stockholders                                   (37,500)          (16,692)
     Principal payments on notes payable, related parties                           (137,500)          (22,917)
     Principal payments on notes payable                                          (1,990,997)         (993,575)
     Principal payments on capital lease obligations                                (874,857)       (1,498,036)
                                                                                 ------------      ------------
           Net cash used in financing activities                                  (3,446,429)       (1,584,774)
                                                                                 ------------      ------------

Net decrease in cash and cash equivalents                                            (14,358)          (19,445)

Cash and cash equivalents, beginning of year                                         436,008           455,453
                                                                                 ------------      ------------

Cash and cash equivalents, end of year                                           $   421,650       $   436,008
                                                                                 ============      ============


See notes to consolidated financial statements.

                      MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Years ended December 31, 2005 and 2004


                                                               2005            2004
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                              $1,244,742      $1,208,334
     Income taxes                                          $   24,500      $   19,939

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   72,426      $   76,600
     Directors' fees                                           49,212          75,335
                                                           -----------     -----------
                                                           $  121,638      $  151,935
                                                           ===========     ===========

Equipment Financed Using Notes Payable                     $   25,000      $1,478,962
                                                           ===========     ===========

Equipment Financed Using Capital Leases                    $1,505,510      $       --
                                                           ===========     ===========



                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2005 and 2004

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

During the fourth quarter of 2004, the Company elected to hold for sale the the Jacksonville, Florida center. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements.


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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to ten years. Amortization of assets under capital leases is included in depreciation and amortization.

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

GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At December 31, 2005, the Company had $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's various reporting units, which are its six geographical regions. Such geographical regions are Southern California; Coos Bay, OR.; Chicago, IL.; Toledo, OH.; Jacksonville, FL and Central Florida. As certain centers are under one local manager and operate in the same geographical and economic environments, the Company has grouped the centers into the six reporting units by region. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. Prior to the fourth quarter of 2004, the fair value of the Company's reporting units exceeded the carrying value and consequently no impairment was recorded. For the year ended December 31, 2004, the Company evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $994,445 to reduce these assets to their fair market value (see note 4). For the year ended December 31, 2005 no further impairment was recorded.

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

With respect to accounts receivable, we routinely assesses the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. At December 31, 2005 and 2004 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material.

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

MARKETING

Marketing costs and promotions are expensed as incurred. Marketing expense for the years ended December 31, 2005 and 2004 was $362,361 and $392,922 respectively and is included in selling, general and administrative expenses in the accompanying consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications, including the effects of discontinued operations, within the accompanying consolidated financial statements have been made to conform to the 2005 presentation.

COMPREHENSIVE INCOME

For the years ended December 31, 2005 and 2004, the Company did not have any components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented.

SEGMENT REPORTING

The chief operating decision makers review the operating results of the Company's six geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of its six geographic regions into one reportable segment.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2005 and 2004:

                                                                      2005            2004
                                                                   ------------   ------------
BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations
 attributable to common shareholders                               $    226,716   $   (239,861)
Income (loss) from discontinued operations                              397,640     (2,012,862)
                                                                   ------------   ------------
Net income (loss) attributable to common shareholders              $    624,356   $ (2,252,723)
                                                                   ============   ============

Weighted average common shares outstanding                           16,616,284     16,164,506

Basic earnings (loss) from continuing operations per share         $       0.02   $      (0.01)
Basic earnings (loss) from discontinued operations per share       $       0.02   $      (0.13)
                                                                   ============   ============
Basic earnings (loss) per share                                    $       0.04   $      (0.14)
                                                                   ============   ============

DILUTED EARNINGS (LOSS) PER SHARE:

Income (loss) from continuing operations
 attributable to common shareholders                               $    226,716   $   (239,861)
Add preferred stock dividends                                            37,500             --
                                                                   ------------   ------------
Adjusted net (loss) income from continuing operations
 attributable to common shareholders assuming conversion                264,216       (239,861)
Income (loss) from discontinued operations                              397,640     (2,012,862)
                                                                   ------------   ------------
Adjusted net income (loss) attributable to common
 shareholders assuming conversion                                  $    661,856   $ (2,252,723)
                                                                   ============   ============

Weighted average common shares outstanding                           16,616,284     16,164,506
Effect of dilutive securities:
  Warrants                                                              274,006             --
  Employee stock options                                                356,091             --
  Assumed conversion of Series A convertible preferred stock          3,378,376             --
                                                                   ------------   ------------
Adjusted weighted average common shares outstanding
 and assumed conversions                                             20,624,757     16,164,506

Diluted earnings (loss) from continuing operations per share       $       0.01   $      (0.01)
Diluted earnings (loss) from discontinued operations per share $           0.02   $      (0.13)
                                                                   ============   ============
Diluted earnings (loss) per share                                  $       0.03   $      (0.14)
                                                                   ============   ============


Options and warrants to purchase 2,269,714 shares of common stock, at prices ranging from $0.37 to $1.00 per share, were outstanding during the year but not included in the December 31, 2005 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants expire on dates ranging from January 7, 2009 to March 31, 2014.

For the year ended December 31, 2004, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

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

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended December 31, 2005 and 2004 would have approximated the pro forma amounts indicated below:

                                                             2005            2004
                                                          -----------   -------------
Net income (loss)
  As reported                                             $  661,856      $ (772,446)
  Add total stock-based compensation expense in
    reported net income                                       22,250              --
  Deduct total stock-based compensation expense
    determined under fair value based method                (463,766)       (140,689)
                                                          -----------     -----------
  Pro forma                                                  220,340        (913,135)
                                                          ===========     ===========

Net income (loss) attributable to common stockholders
   As reported                                               624,356        (779,763)
   Add total stock-based compensation expense in
    reported net income (loss)                                22,250              --
   Deduct total stock-based compensation expense
    determined under fair value based method                (463,766)       (140,689)
                                                          -----------    ------------
   Pro forma                                                 182,840        (920,452)
                                                          ===========    ============

Basic earnings (loss) per share
     As reported                                          $     0.04      $    (0.05)
     Pro forma                                            $     0.01      $    (0.06)

Diluted earnings (loss) per share
     As reported                                          $     0.03      $    (0.05)
     Pro forma                                            $     0.01      $    (0.06)


The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 2005 and 2004: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.8% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the year ended December 31, 2005 approximated $0.28. The weighted average fair value at the date of grant of the options and warrants granted during the year ended December 31, 2004 approximated $0.50.

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

In October 2003, Regional MRI of Jacksonville, Inc., one of the Company's wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. In the fourth quarter of 2004, the Company elected to hold the remaining center for sale. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. The imaging center is anticipated to be sold for the assumption of certain obligations. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 16.)

In May 2004, Envision Open MRI, LLC, a subsidiary of which the Company owned 51%, located in Newport Beach, California ceased operations. As the 49% partner closed its operations and the Company's leases for the equipment and office space were expiring, the Company determined it was no longer economically feasible to continue operating this facility. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 16.)

In the fourth quarter of 2004, the Company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. Accordingly, the assets and liabilities, as applicable, were classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. In March 2005, the imaging center was sold for $1.8 million and after retiring approximately $1.5 million of debt netted approximately $340,000. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 16.)

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

At December 31, 2005, the Company had $7.8 million of goodwill related to the acquiring of several diagnostic centers. Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003                           $ 8,813,943
Impairment to goodwill during 2004
(see notes 2 and 16)                                      (994,445)
                                                       ------------
Balance outstanding, December 31, 2005 and 2004          7,819,498
                                                       ============

(5) LINE OF CREDIT

Effective August 2005, the Company's bank line of credit, which is secured by its receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,404,878 at December 31, 2005. The interest rate is the bank's reference rate plus 2.5% (10.5% at December 31, 2005). The outstanding balance was $2,201,246 and $2,606,822 at December 31, 2005 and December 31, 2004, respectively.


(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-    September 30,   December 31,
   Type of Lender          Rate        Payment       Due Date          note          2005           2004
   ---------------      ----------    ---------    --------------      ----     -------------   ------------
   Bank                    10.23%       $30,000      August 2011          A      $ 2,518,736    $ 2,362,556
   Bank                     8.74%        20,000      May 2012             B        2,017,251      1,924,734
   Bank                     8.74%        17,500      May 2012             C        1,795,141      1,711,013
   Investment Company      12.00%            --      June 2007            D        1,250,000      1,250,000
   Finance Company         10.84%        19,929      March 2010           E        1,202,052      1,426,949
   Finance Company          9.20%        17,650      May 2011             F          908,735      1,075,979
   Finance Company          1.99%         5,129      November 2007        -          115,655        174,268
   Finance Company          4.63%         5,211      July 2007            -           95,303        152,001
   Finance Company          7.87%         1,129      February 2007        -           15,058             --
   Bank                    10.20%           464      April 2008           -           11,511         15,666
   Finance Company         10.50%            --      December 2005        -               --         16,265
                                                                                -------------   ------------
                                                                                 $ 9,929,442    $10,109,431

   Less current portion                                                             (718,346)      (425,755)
                                                                                -------------   ------------
   Long term portion                                                             $ 9,211,096    $ 9,683,676
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

In January 2004, the Company opened a diagnostic imaging center located in Orange Park, Florida. The Company financed MRI equipment and tenant improvements through a note payable to a finance company. The MRI equipment was pledged as collateral for the note payable. In the fourth quarter of 2004 the Company elected to designate this site as held for sale (see Note 16) therefore, the balance of this note on December 31, 2004 in the amount of $1,048,037 is not reflected in the above table. In March 2005, this site was sold (see Note 16) and this note was paid in full.

At December 31, 2005, future minimum annual principal payments on the notes payable are as follows:

               Year-ending December 31,
               ------------------------
                         2006                                718,346
                         2007                              2,013,418
                         2008                                735,353
                         2009                                810,051
                         2010                                614,580
                         Thereafter                        5,037,694
                                                         ------------
                                                         $ 9,929,442
                                                         ============

(7) NOTES PAYABLE TO RELATED PARTIES

In June 2001, the Company issued two convertible 10% notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At December 31, 2004 the balance of these notes was $137,500. At December 31, 2005 these notes were paid in full.

(8) LEASES

Capital Lease obligations consisted of the following:


                         Interest      Monthly                       Foot-     December 31,   December 31,
   Type of Lender          Rate        Payment       Due Date        note          2005           2004
   ---------------      ----------    ---------    --------------    ----     -------------   ------------
   Finance Company          8.97%       $27,998      June 2011         A      $ 1,339,350    $        --
   Bank                     8.98%        15,000      April 2009        B          740,063        738,702
   Bank                    11.27%        11,500      February 2008     C          405,570        416,163
   Finance Company          9.56%         5,728      January 2008                 129,375        182,927
   Finance Company          9.78%         4,203      May 2008                     108,166        145,990
   Finance Company          8.92%         1,222      August 2010                   55,813             --
   Finance Company          8.48%        15,500      February 2006                 30,675        205,921
   Bank                    11.54%         1,654      March 2007                    28,643         44,200
   Finance Company          5.75%           886      September 2008                26,982         35,787
   Bank                    11.55%         1,622      February 2007                 25,023         40,607
   Finance Company          7.80%           591      August 2008                   17,057         22,595
   Finance Company         10.43%           568      July 2008                     15,380         20,310
   Finance Company          6.10%         7,175      February 2006                 14,240         96,714
   Finance Company          9.45%            --      December 2005                     --         12,012
   Bank                    12.92%            --      February 2005                     --         26,830
   Finance Company          4.33%            --      February 2005                     --         25,286
   Finance Company          7.03%            --      February 2005                     --          6,998
                                                                              ------------   ------------
                                                                              $ 2,936,337    $ 2,021,042

   Less current portion                                                          (525,962)      (564,268)
                                                                              ------------   ------------
   Long term portion                                                          $ 2,410,375    $ 1,456,774
                                                                              ============   ============


Capital leases are collateralized by various medical equipment including MRI, CT, X-ray, Mammography, Ultrasound, Bone Densitometry and Laser Imager equipment and by tenant improvements.

         A) The Company purchased new MRI equipment for its Toledo, Ohio location. The new equipment along with leasehold improvements is being funded by a finance company for $1,339,350. The equipment is pledged as collateral for the capital lease.

In March 2005, the Company restructured five notes payable and two capital leases as discussed in note 6. The table above reflects the effects of the restructuring.

         B) This lease was restructured from monthly payments of $23,615 to interest-only for 3 months followed by payments of $15,000. The term was extended 15 months with a balloon payment of $300,000 at that time.

         C) This lease was restructured from monthly payments of $30,050 to interest-only for 3 months followed by payments of $11,500. The term was extended 20 months with a balloon payment of $200,000 at that time.

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and, excluding the Orange Park center which was sold in March 2005, are included in discontinued operations for all periods presented (see Note 16). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                             December 31,   December 31,
   Type of Lender          Rate        Payment       Due Date                  2005           2004
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  441,560        617,110
   Finance Company          8.71%         3,582      June 2008                  96,252        129,273
   Finance Company          8.29%         2,055      January 2010               85,181             --
   Finance Company          3.67%         1,369      June 2008                  39,177         53,869
   Finance Company          6.25%         1,260      June 2008                  34,908         47,418
   Finance Company          4.76%         1,142      April 2008                 30,222         42,183
   Bank                    10.99%           807      April 2008                 19,847         26,919
   Finance Company          8.79%           508      June 2008                  13,177         17,841
   Bank                     9.64%           421      December 2007               9,166         13,129
   Finance Company          5.81%            --      March 2005                     --         14,219
                                                                            -----------    -----------
                                                                            $  769,490     $  961,961
                                                                            ===========    ===========


The Company is currently leasing all of its offices under operating leases which expire at various dates through 2020.

At December 31, 2005, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                                        Capital           Operating
                        Year-ending December 31,                        Leases              Leases
                        ------------------------                     -----------         -----------
                                  2006                                  779,256           1,457,254
                                  2007                                  820,561             764,803
                                  2008                                  761,822             368,422
                                  2009                                  711,379             221,782
                                  2010                                  348,193             171,084
                               Thereafter                               167,988             949,690
                                                                     -----------         -----------

      Total minimum lease payments                                    3,589,199          $3,933,035
      Less amounts representing interest (at rates of 5.75% to                           ===========
      12.92%)                                                          (652,862)
                                                                     -----------

      Present value of net minimum lease payments                     2,936,337

          Less current portion                                         (525,962)
                                                                     -----------

      Capital lease obligations - long term                          $2,410,375
                                                                     ===========


Rent expense for operating leases, including month to month leases, was $1,449,531 and $1,543,477 for the years ended December 31, 2005 and 2004, respectively.

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

In March 2005, the term of the Chief Executive Officer's employment agreement and severance agreement were extended for one additional year, or until August 31, 2008.

In May 2002, the Company entered into an employment agreement with the President. The agreement provides for an eighteen-month severance upon involuntary termination. In March 2005, the term of the President's employment agreement was extended for one additional year, or until May 20, 2008.

In May 2002, the Company entered into an employment agreement with the Chief Financial Officer. The agreement provides for a twelve-month severance upon involuntary termination. In March 2005, the term of the Chief Financial Officer's employment agreement was extended for one additional year, or until May 20, 2007.

The above employment agreements obligate the Company for approximately $1,200,000 beyond December 31, 2005.

LEGAL MATTERS

As of December 31, 2005, there were no legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

(10) STOCKHOLDERS' EQUITY

PREFERRED STOCK

In April 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors.

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which are convertible on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the date of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During the years ended December 31, 2005 and 2004, $37,500 and $16,692, respectively, in cash dividends were paid to preferred stockholders.

There were 3,378,376 outstanding shares of preferred stock as of December 31, 2005 and December 31, 2004, respectively.

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

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. During the year ended December 31, 2005, 267,830 of the warrants were exercised resulting in the issuance of 151,235 shares of common stock with exercise prices ranging from $0.10 to $0.17. At December 31 2005, 0 warrants are still outstanding.

During the third quarter of 2000, the Company issued warrants in connection with a private placement debt security. As additional consideration for this loan, the individual lender was awarded 175,000 warrants to purchase 175,000 shares of common stock at an exercise price of $0.20 per share. In November 2005, 175,000 of the warrants were exercised resulting in the issuance of 65,625 shares of common stock with an exercise price of $0.20.


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

Options and warrants granted and issued by the Company consisted of:

                                                                       Weighted
                                                                       Average
                                                          Number        Price
                                                        -----------  -----------

Balance outstanding, December 31, 2003                   3,744,830        $0.32
                                                        ===========

Options granted                                            305,000         0.50
Options cancelled/expired                                  (55,000)        0.38
Options exercised                                                -            -
Warrants granted                                         1,452,714         0.50
Warrants cancelled/expired                                (100,000)        0.01
Warrants exercised                                               -            -
                                                        -----------
Balance outstanding, December 31, 2004                   5,347,544        $0.38
                                                        -----------

Options granted                                            680,000         0.28
Options expired                                            (97,823)        0.43
Options exercised                                           (9,677)        0.25
Warrants granted                                                 -            -
Warrants cancelled/expired                                (225,970)        0.17
Warrants exercised                                        (216,860)        0.18
                                                        -----------
Balance outstanding, December 31, 2005                   5,477,214        $0.39
                                                        ===========

Options and warrants exercisable                         5,477,214        $0.39

Compensation expense was not recorded for any issuance of options and warrants to officers or employees in 2005 and 2004 as the fair market value of the options and warrants was at or below the exercise price on their respective dates of issuance.

Information relating to options and warrants at December 31, 2005 summarized by exercise price is as follows:


                Outstanding                                                 Exercisable
                                            Weighted Average             Weighted Average
      Exercise Price       Equiv.          Life       Exercise          Equiv.      Exercise
        Per Share          Shares         (Year)       Price            Shares       Price
        ---------          ------         ------       -----            ------       -----
      $    0.22           475,000          0.3       $ 0.22            475,000     $ 0.22
           0.23            50,000          7.7         0.23             50,000       0.23
           0.24           650,000          7.2         0.24            650,000       0.24
           0.25           212,500          2.5         0.25            212,500       0.25
           0.26           715,000          5.6         0.26            715,000       0.26
           0.27           700,000          6.2         0.27            700,000       0.27
           0.30           405,000          9.4         0.30            405,000       0.30
           0.37           337,837          3.6         0.37            337,837       0.37
           0.50           250,000          8.2         0.50            250,000       0.50
           0.55         1,114,877          3.6         0.55          1,114,877       0.55
           0.69           277,000          4.0         0.69            277,000       0.69
           0.81           215,000          3.0         0.81            215,000       0.81
           1.00            75,000          4.2         1.00             75,000       1.00
                        ---------                                    ---------
                        5,477,214          5.0       $ 0.39          5,477,214      $0.39
                        =========                                    =========

(12) COMPENSATORY STOCK BENEFIT PLANS

On April 21, 2005, the Company's board of directors approved the registration of 800,000 shares of common stock under Form S-8, pursuant to the Company's 2005 Stock Compensation Plan I, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of December 31, 2005, 491,938 shares remain available under this registration which may be awarded until October 1, 2008. During the years ended December 31, 2005 and 2004, 371,150 and 354,250 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

During the years ended December 31, 2005 and 2004, there were no shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of December 31, 2005, 52,037 shares remain available under this registration which may be awarded until October 1, 2008. During the year ended December 31, 2005, 50,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 9,677 shares of common stock with exercise prices ranging from $0.24 to $0.26. During year ended December 31, 2004, no options were exercised.

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

(13) EMPLOYEE BENEFIT PLAN

On November 1, 2000, the Company adopted the 401(k) Profit Sharing Plan and Trust (the "Plan") for employees of the Company. The Plan allows employees who satisfy the age and service requirements to contribute up to 15% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company has made no contributions to the Plan for the years ended December 31, 2005 and 2004.


(14) RELATED PARTY TRANSACTIONS

In June 2001, the Company issued two convertible 10% notes payable for $200,000 and $75,000 to an officer/director related to its acquisition of Envision Healthcare, LLC and Envision Open MRI, LLC, respectively. At December 31, 2004 the balance of these notes was $137,500. At December 31, 2005 these notes were paid in full.


(15) INCOME TAXES

The components of the net deferred income tax balances are as follows at December 31:

                                                    2005              2004
                                                ------------     ------------
Deferred income tax assets (liabilities):

   Net operating loss carryforwards             $ 2,846,000      $ 2,954,000
   Depreciation and amortization                 (1,128,000)        (891,000)
                                                ------------     ------------
   Net deferred income tax assets                 1,718,000        2,063,000

   Less deferred income tax asset
     Valuation allowance                         (1,718,000)      (2,063,000)
                                                ------------     ------------

   Net deferred income tax balance              $         -      $         -
                                                ============     ============

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $6,803,000 and $3,706,000 for federal and state tax respectively. These net operating loss carryforwards will begin to expire in 2018 and 2008 respectively. Utilization of these carryforwards may be limited by any changes in ownership that may have occurred under rules prescribed by the Internal Revenue Code Section 382.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. As of December 31, 2005, it cannot be determined if it is more likely than not that the Company will generate sufficient future taxable income before 2008, the year after which all current available net operating loss carryforwards begin expire, to utilize all of the Company's deferred assets. A valuation allowance has been recognized for the full amount of the deferred tax asset at December 31, 2005 and 2004.

Income tax expense attributable to income before income taxes differs from the amount computed by applying the US Federal income tax rate of 34% to income from operations before income taxes principally as a result of use of net operating loss carryforwards and changes in the valuation allowance.

(16) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold for sale the center in Jacksonville, Florida after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the years ended December 31, 2005 and 2004, the Jacksonville center generated net patient service revenue of $1,944,140 and $1,621,086, respectively. During the years ended December 31, 2005 and 2004, the Jacksonville center had net loss of $83,195, and $425,168, respectively.

In the fourth quarter of 2004, the Company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. Effective March 9, 2005, the Company completed the sale of this center. The purchase price was $1.8 million, resulting in a gain on sale of approximately $541,000. Net cash received was approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility. The sale included assets the Company owned and leased in its operation of First Choice Imaging, Inc., but did not include accounts receivable aggregating approximately $145,000. During the years ended December 31, 2005 and 2004, the Orange Park center generated net patient service revenue of $56,183 and $250,460, respectively. During the year ended December 31, 2005 the Orange Park center had net income of $480,835 due to the gain on sale of assets. During the year ended December 31, 2004 the Orange Park center incurred a net loss of $446,789.

In addition, Envision Open MRI, LLC, a subsidiary of which the Company owned 51%, located in Newport Beach, California ceased operations in May 2004. As the 49% partner closed its operations and the Company's leases for the equipment and office space were expiring, the Company determined it was no longer economically feasible to continue operating this facility. The equipment was abandoned and returned to the vendor. Approximately $91,000 of equipment costs were written off and an $18,050 pre-tax charge for an equipment lease termination fee was recognized in 2004. During the year ended December 31, 2004 the center generated net patient service revenue of $177,600. During the year ended December 31, 2004 the center incurred a net loss of $146,460.

All of the diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the year ended December 31, 2004 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:

                                                   Florida Component

                                              December 31,    December 31,
                                                  2005             2004
                                              ------------    ------------
Assets included in discontinued operations:

    Net Property and equipment                $   933,913     $ 1,987,100
                                              ------------    ------------
    Total assets included
       in discontinued operations             $   933,913     $ 1,987,100
                                              ============    ============

Liabilities included in discontinued operations:

    Notes payable                             $        --     $ 1,048,037
    Capital lease obligations                     769,490         961,961
                                              ------------    ------------
    Total liabilities included
       in discontinued operations             $   769,490     $ 2,009,998
                                              ============    ============

(17) SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in 000's except per share data and average shares outstanding):

                                                                     Quarter ended
                              ------------------------------------------------------------------------------------------
                                      March              June            September         December
                                        31                30                30                31               Total
                                  --------------    --------------    --------------    --------------    --------------
2005
----
Net revenue from continuing
  operations                      $        4,899    $        5,185    $        4,880    $        4,549  $         19,513
Income/(loss) from
  continuing operations                      172               282                44              (234)              264
Income/(loss) on discontinued
  operations                                 543               (79)              (38)              (28)              398
                                  --------------    --------------    --------------    --------------    --------------
Net income (loss)                 $          715    $          203    $            6    $         (262)   $          662
                                  ==============    ==============    ==============    ==============    ==============

Basic income/(loss) per share
  from continuing operations      $         0.01    $         0.02    $         0.00    $        (0.01)   $         0.02
Basic income/(loss) per share
  from discontinued operations              0.03             (0.01)            (0.00)            (0.00)             0.02
                                  --------------    --------------    --------------    --------------    --------------
Basic loss per share              $         0.04    $         0.01    $         0.00    $        (0.01)   $         0.04
                                  ==============    ==============    ==============    ==============    ==============

Diluted income/(loss) per share
  from continuing operations      $         0.01    $         0.02    $         0.00    $        (0.02)   $         0.01
Diluted income/(loss) per share
  from discontinued operations              0.03             (0.01)            (0.00)            (0.00)             0.02
                                  --------------    --------------    --------------    --------------    --------------
Diluted loss per share            $         0.04    $         0.01    $         0.00    $        (0.02)   $         0.03
                                  ==============    ==============    ==============    ==============    ==============

Weighted average shares
outstanding-basic                     16,442,311        16,525,765        16,642,439        16,849,853        16,616,284
Weighted average shares
outstanding-diliuted                  20,878,110        20,770,943        20,020,815        16,849,853        20,624,757


2004
----
Net revenue from continuing
  operations                      $        4,685    $        4,972    $        4,574    $        4,702    $       18,933
Income/(loss) from continuing
  operations                                  25                80               (60)             (268)             (223)
Loss on discontinued
  operations                                (209)             (369)             (239)           (1,196)           (2,013)
                                  --------------    --------------    --------------    --------------    --------------
Net loss                          $         (184)   $         (289)   $         (299)   $       (1,464)   $       (2,236)
                                  ==============    ==============    ==============    ==============    ==============

Basic income/(loss) per share
  from continuing operations      $         0.00    $         0.01    $        (0.00)   $        (0.02)   $        (0.01)
Basic loss per share from
  discontinued operations                  (0.01)            (0.03)            (0.02)            (0.07)            (0.13)
                                  --------------    --------------    --------------    --------------    --------------
Basic loss per share              $        (0.01)   $        (0.02)   $        (0.02)   $        (0.09)   $        (0.14)
                                  ==============    ==============    ==============    ==============    ==============

Diluted income/(loss) per share
  from continuing operations      $         0.00    $         0.01    $        (0.00)   $        (0.02)   $        (0.01)
Diluted loss per share from
  discontinued operations                  (0.01)            (0.03)            (0.02)            (0.07)            (0.13)
                                  --------------    --------------    --------------    --------------    --------------
Diluted loss per share            $        (0.01)   $        (0.02)   $        (0.02)   $        (0.09)   $        (0.14)
                                  ==============    ==============    ==============    ==============    ==============

Basic and diluted weighted
  average shares outstanding          16,031,145        16,117,391        16,205,195        16,302,331        16,164,506


(18) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company's first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005, and by $0.01 per basic and diluted shares for the year ended December 31, 2004. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 12, in August 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At December 31, 2005, all required services have been rendered related to compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon adoption of SFAS of 154 on January 1, 2006.


(19) SUBSEQUENT EVENTS

In February 2006, the Company purchased MRI equipment of approximately $1.2 million, including leasehold improvements, for one of its Long Beach, California centers. The equipment and improvements were financed by a finance company.