Form 10QSB
period 2006-03-31
MIRACOR DIAGNOSTICS INC
filed 2006-05-15
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended March 31, 2006.

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


The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing price of such shares as listed on the over-the-counter NASD Bulletin Board on April 30, 2006) was approximately $3,630,071.

As of April 30, 2005, Registrant had outstanding 17,497,991 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, has no trading market and is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
         December 31, 2005 (Audited).......................................  F-1

         Consolidated Statements of Operations (Unaudited) for the Three
         Months Ended March 31, 2006 and 2005..............................  F-2

         Consolidated Statement of Stockholders' Equity (Unaudited) for
         the Three Months Ended March 31, 2006.............................  F-3

         Consolidated Statements of Cash Flows (Unaudited) for the Three
         Months Ended March 31, 2006 and 2005..............................  F-4

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto as of March 31, 2006 and the three months then ended.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the three months ended March 31, 2006, we derived approximately 92% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through expansions of existing facilities, upgrades in equipment and development of new facilities.

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


SIGNIFICANT EVENTS

In March 2005, we completed the sale of our Orange Park center which had been designated as held for sale in 2004. The sales price was $1.8 million, resulting in a gain on sale of approximately $541,000. Net cash received was approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility. The sale included assets we owned and leased in our operation of First Choice Imaging, Inc., but did not include accounts receivable aggregating approximately $145,000.

In 2004, we filed a registration statement with the SEC under Form S-3 to register the underlying common shares of our outstanding preferred stock and warrants. The registration statement was effective September 2005.

In 2004, management elected to hold for sale the center in Jacksonville, Florida. Management determined the length of time for this center to become profitable was beyond the time horizon set forth in our strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by reduced principal and interest payments for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8. Shares may be awarded under this plan until March 1, 2010. As of March 31, 2006, 356,688 shares remain available for issuance under this registration statement.

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer and Ann Wadsworth was promoted to Chief Accounting Officer. The Board subsequently elected Howard
W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have six independent directors, one management director and one former management director. Over the next five years we will pay approximately $1.3 million in compensation and health care benefits for the departing officers. This amount as been accrued and expensed in the accompanying consolidated financial statements as of March 31, 2006.

RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis.

The three months ended March 31, 2006 compared to the three months ended March 31, 2005.

NET REVENUE

Net patient service revenue for the quarter ended March 31, 2006 from continuing operations decreased $334,323 to $4,564,480 from $4,898,803 for the quarter ended March 31, 2005. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The decrease of 6.8% is mainly due to lower collections as a percentage of gross amounts billed resulting in reduced revenue.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended March 31, 2006 and 2005.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $9,462, a decrease of less than 0.5%, to $2,306,816 for the quarter ended March 31, 2006 from $2,316,278 for the quarter ended March 31, 2005

Selling, general and administrative expenses increased $2,019,730 to $4,092,541 for the quarter ended March 31, 2006 from $2,072,811 for the quarter March 31, 2005. The increase of 97.4% is mainly due to accrued retirement and resignation costs for departing principal officers, bad debt expense and a loss on disposal of equipment.

INTEREST EXPENSE

Interest expense from continuing operations increased $53,089, or 15.7%, to $390,794 for the quarter ended March 31, 2006 from $337,705 for the quarter ended March 31, 2005. This increase is due to new capital lease obligations for the purchase of new equipment and increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the quarter ended March 31, 2006, loss from continuing operations before interest expense was $1,834,877 as compared to income before interest expense and gain on sale of assets of $509,714 for the quarter ended March 31, 2005; representing a decrease in income of $2,344,591. The decrease is due to the previously stated reasons of accrual for retirement and resignation packages, bad debt expense, reduced revenue and the loss on disposal of equipment.

During the three months ended March 31, 2006, the loss from discontinued operations was $127,812 as compared to income $543,489, including a gain on sale of assets of $540,573, for the same period in 2005. Total net loss for the quarter ended March 31, 2006 was $2,353,483, a decrease of $3,068,981 when compared to the income of $715,498 for the quarter ended March 31, 2006. This decrease in income is primarily a result of the previously stated reasons of accrual for retirement and resignation packages, bad debt expense and the loss on disposal of equipment. The decrease was magnified by a gain on sale of assets in the first quarter of 2005 of $540,573. Basic and diluted loss per common share were $0.14 for the quarter ended March 31, 2006 compared to the basic and diluted earnings per common share of $0.04 and $0.03, respectively, for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at March 31, 2006 was $561,334 as compared to $421,650 at December 31, 2005, representing a 33.1% increase.

For the three months ended March 31, 2006, our line of credit increased by $83,909. During the three months ended March 31, 2006, we made the following cash payments: $169,643 of principal payments on notes payable, $208,845 of principal payments on capital lease obligations and purchased equipment of $98,558. We received proceeds of $204,333 from the sale of assets resulting in a loss of $45,948. In addition during the three months ended March 31, 2006, operating activities provided $337,863 of net cash, which included a net loss of $2,353,483. Accounts receivable decreased by $412,455; accounts payable and accrued expenses increased by $1,530,752 including approximately $1,300,000 of retirement and resignation costs; other net assets (excluding cash) increased by $125,906. The following items decreased net income but did not affect cash:

         - $33,185 in common stock paid for services in lieu of cash,
         - $479,336 in depreciation and amortization for continued operations and
         - $43,255 for impairment on assets held for sale.

Changes in current assets and current liabilities, including centers designated as held for sale, resulted in a negative working capital position of $1,521,094 at March 31, 2006 as compared to a positive working capital of $593,175 at December 31, 2005.

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

Effective August 2005, our bank line of credit, which is secured by our receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,408,797 at March 31, 2006. The interest rate is the bank's reference rate plus 2.5% (10.08% at March 31, 2006). The outstanding balance was $2,285,156 and $2,201,246 at March 31, 2006 and December 31, 2005 respectively.

As of March 31, 2006, we are not meeting the debt to equity covenant nor the cash flow coverage covenant mandated by the bank. We have not received a waiver for these covenants as of March 31, 2006 and there is no guarantee a waiver will be granted. The bank line of credit is shown as a current liability in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which automatically converts two years from the closing date of the transaction on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. The shareholder may elect to convert at any time before the two-year anniversary date also subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During both three month periods ended March 31, 2006 and 2005, we paid cash dividends to preferred stockholders of $9,375.

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

In December 2005, we purchased new MRI equipment for our Toledo, Ohio location. The new equipment along with leasehold improvements is being funded by a finance company for $1,364,058. The equipment is pledged as collateral for the capital lease.

In February of 2006, we purchased new MRI equipment for one of our Long Beach, California locations. The new equipment along with leasehold improvements is being funded by a finance company for $1,150,000. The equipment is pledged as collateral for the capital lease.

PLAN OF OPERATION

SIGNIFICANT CHANGES
In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer and Ann Wadsworth was promoted to Chief Accounting Officer. The Board subsequently elected Howard
W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have six independent directors, one management director and one former management director. We will pay approximately $1.3 million over the next five years in compensation and health care benefits for the departing officers. This amount as been accrued and expensed in the accompanying consolidated financial statements as of March 31, 2006 We do not anticipate that we will have further significant changes in our expenses or the number of personnel we employ; however, no assurances can be given that further significant changes will not occur.

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

REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the year ended December 31, 2005 and for the quarter ended March 31, 2006, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $400,000 for the year ended December 31, 2005 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $140,000 at December 31, 2005. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.


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

The value of goodwill is stated at the lower of cost or fair value. At March 31, 2006, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. We have completed our annual review of and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2005. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R were effective for our first quarter of 2006. We have adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005, and there would have been no reduction for the quarter ended March 31, 2006. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 8, in August 2005 we modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At March 31, 2006, all required services have been rendered related to compensation and no stock options were awarded for compensation in the first quarter of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive and Financial Officer and our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, he have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to the Company that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. We will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the year beginning January 1, 2007.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we, or our subsidiaries, are parties to legal proceedings. However, as of March 31, 2006, there were no material legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

We filed no reports on Form 8-K for the fiscal quarter ended March 31, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ Ross S. Seibert        Chief Executive Officer,            May 15, 2006
------------------------   President,
    Ross S. Seibert        Chief Financial Officer

/s/ Ann Wadsworth          Chief Accounting Officer            May 15, 2006
------------------------
    Ann Wadsworth

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                     March 31,        December 31,
                                                                       2006               2005
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    561,334       $    421,650
     Accounts receivable, net of allowances                          5,614,106          6,026,561
     Prepaid expenses and other assets                                  92,919             75,280
     Assets held for sale                                              890,658            933,913
                                                                  -------------      -------------
               Total current assets                                  7,159,017          7,457,404
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  4,736,793          4,341,923
     Machinery and equipment                                         7,781,178          8,713,601
     Leasehold improvements                                          1,606,181          1,526,581
     Furniture and fixtures                                            133,764            132,280
                                                                  -------------      -------------
                                                                    14,257,916         14,714,385

          Less accumulated depreciation                             (7,758,269)        (8,938,236)
                                                                  -------------      -------------
Net property and equipment                                           6,499,647          5,776,149

Goodwill                                                             7,819,498          7,819,498

Other assets                                                           229,955            373,100
                                                                  -------------      -------------
               Total assets                                       $ 21,708,117       $ 21,426,151
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  1,219,484       $  1,355,474
     Accrued expenses                                                2,960,455          1,293,711
     Line of credit                                                  2,285,156          2,201,246
     Notes payable - current portion                                   884,263            718,346
     Capital lease obligations - current portion                       633,203            525,962
     Liabilities associated with assets held for sale                  697,548            769,490
                                                                  -------------      -------------
               Total current liabilities                             8,680,109          6,864,229

Other liabilities:
     Notes payable - long term                                       9,055,785          9,211,096
     Capital lease obligations - long term                           3,361,445          2,410,375
                                                                  -------------      -------------
               Total liabilities                                    21,097,339         18,485,700
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)        33,784             33,784
     Common stock, $0.15 par value (100,000,000 shares
         authorized; 17,112,741 and 16,919,991 outstanding)          2,566,911          2,537,999
     Additional paid-in capital                                     28,915,672         28,911,399
     Accumulated deficit                                           (30,905,589)       (28,542,731)
                                                                  -------------      -------------
               Total stockholders' equity                              610,778          2,940,451
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 21,708,117       $ 21,426,151
                                                                  =============      =============

See notes to consolidated financial statements.


                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                         Three Months Ended March 31,
                                                       -------------------------------

                                                           2006               2005
                                                       ------------       ------------
Net patient service revenue                            $  4,564,480       $  4,898,803

Operating expenses:
  Costs of services                                       2,306,816          2,316,278
  Selling, general and administrative expenses            4,092,541          2,072,811
                                                       -------------      -------------
Total operating expenses                                  6,399,357          4,389,089
                                                       -------------      -------------
 Income (loss) from operations
    before interest expense                              (1,834,877)           509,714

 Interest expense                                          (390,794)          (337,705)
                                                       -------------      -------------
Income (loss) from continuing operations               $ (2,225,671)      $    172,009

Income (loss) from discontinued operations
 (including gain on sale of assets of $540,573
  for the three months ended March 31, 2005)               (127,812)           543,489
                                                       -------------      -------------
Net income (loss)                                      $ (2,353,483)      $    715,498
                                                       =============      =============


Earnings (loss) per share:
Income (loss) from continuing operations               $ (2,225,671)      $    172,009
Preference dividend requirements                             (9,375)            (9,375)
                                                       -------------      -------------
Income (loss) from continuing operations
 attributable to common shareholders                   $ (2,235,046)      $    162,634
Income (loss) from discontinued operations                 (127,812)           543,489
                                                       -------------      -------------
Income (loss) attributable to common shareholders      $ (2,362,858)      $    706,123
                                                       =============      =============


Basic earnings (loss) from continuing
   operations per share                                $      (0.13)      $       0.01
Basic earnings (loss) from discontinued
   operations per share                                $      (0.01)      $       0.03
                                                       =============      =============
Basic earnings (loss) per share                        $      (0.14)      $       0.04
                                                       =============      =============

Diluted earnings (loss) from continuing
   operations per share, assuming conversion           $      (0.13)      $       0.01
Diluted earnings (loss) from discontinued
   operations per share                                $      (0.01)      $       0.02
                                                       =============      =============
Diluted earnings (loss) per share,
   assuming conversion                                 $      (0.14)      $       0.03
                                                       =============      =============

Weighted average shares outstanding-basic                17,001,194         16,442,311
Weighted average shares outstanding-diluted              17,001,194         20,878,110


See notes to consolidated financial statements.


                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Three Months Ended March 31, 2006

                                              (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2006                          3,378,376    $   33,784        16,919,991   $ 2,537,999

Common stock issued for services                         --            --           135,250        20,287

Common stock issued from exercising of
  options issued                                         --            --            57,500         8,625

Share-based compensation expense                         --            --                --            --

Cash dividends declared to
  preferred stockholders                                 --            --                --            --

Net income                                               --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, March 31, 2006                           3,378,376    $   33,784        17,112,741   $ 2,566,911
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   -------------
Balance, January 1, 2006                           $ 28,911,399    $(28,542,731)   $  2,940,451

Common stock issued for services                         12,898              --          33,185

Common stock issued from exercising of
  options issued                                         (8,625)             --              --

Share-based compensation expense                                             --              --

Cash dividends declared to
  preferred stockholders                                     --          (9,375)         (9,375)

Net income                                                   --      (2,353,483)     (2,353,483)
                                                   -------------   -------------   -------------
Balance, March 31, 2006                            $ 28,915,672    $(30,905,589)   $    610,778
                                                   =============   =============   =============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                              Three Months Ended March 31,
                                                                                 2006              2005
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                       $(2,353,483)      $   715,498
     Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                       33,185            24,090
           Depreciation and amortization - continuing operations                 479,336           398,396
           Impairment on assets held for sale                                     43,255                --
           Interest expense added to notes payable and capital leases             20,509           530,246
           Loss (gain) on sale of assets                                          45,948          (532,198)
           Changes in assets and liabilities:
              Accounts receivable                                                412,455          (215,582)
              Other assets                                                       125,906            34,192
              Accounts payable and accrued expenses                            1,530,752          (522,786)
                                                                             ------------      ------------
                     Net cash provided by operating activities                   337,863           431,856
                                                                             ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                            204,333         1,800,000
     Purchase of property and equipment                                          (98,558)          (50,365)
                                                                             ------------      ------------
                     Net cash provided by investing activities                   105,775         1,749,635
                                                                             ------------      ------------

Cash flows from financing activities:
     Increase in line of credit                                                   83,909               548
     Cash dividends paid to preferred stockholders                                (9,375)           (9,375)
     Principal payments on notes payable, related parties                             --           (34,375)
     Principal payments on notes payable                                        (169,643)       (1,595,283)
     Principal payments on capital lease obligations                            (208,845)         (241,085)
                                                                             ------------      ------------
                     Net cash used in financing activities                      (303,954)       (1,879,570)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        139,684           301,921

Cash and cash equivalents, beginning of period                                   421,650           436,008
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $   561,334       $   737,929
                                                                             ============      ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Three Months Ended March 31,

                                                               2006            2005
                                                           -----------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
PAYMENTS FOR:
     Interest                                              $  377,160      $   329,898
     Income taxes                                          $   25,200      $    11,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   19,710      $    13,200
     Directors' fees                                           13,475           10,890
                                                           -----------     ------------
                                                           $   33,185      $    24,090
                                                           ===========     ============

Equipment Financed Using Notes Payable                     $  180,250      $    25,000
                                                           ===========     ============

Equipment Financed Using Capital Leases                    $1,174,703      $   101,160
                                                           ===========     ============



See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the three months ended March 31, 2006 (Unaudited)


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


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals except as disclosed in Note 10) necessary to present fairly the Company's financial position for the interim reporting period as of March 31, 2006, and the results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

The consolidated statements of operations do not include a provision for income taxes. The Company has not recognized its net operating loss carryforwards ("NOL") as a deferred tax asset as it has not determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize all of the Company's NOL before 2008, the year after which all current available NOLs expire. Accordingly a valuation allowance has been established to offset the tax benefits associated with NOL carryforwards. The valuation allowance will be adjusted to give effect to NOL carryforwards that may be utilized to offset taxable income in this and future periods.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

As more fully described in Note 9, the Company has classified the assets, liabilities and results of operations of two centers as discontinued operations.

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

Estimated allowances for contractual adjustments and doubtful accounts are $8,807,559 and $8,087,239 as of March 31, 2006 and 2005, respectively.

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


GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At March 31, 2006, the Company had approximately $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's various reporting units, which are its six geographical regions. Such geographical regions are Southern California; Coos Bay, OR.; Chicago, IL.; Toledo, OH.; Jacksonville, FL and Central Florida. As certain centers are under one local manager and operate in the same geographical and economic environments, the Company has grouped the centers into the six reporting units by region for the year ended December 31, 2005. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. The Company has completed its annual review and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2005. At the present time management believes there is no indication of impairment loss; however, there is no guarantee there will not be an impairment loss in the future.

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

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. At March 31, 2006 and 2005 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material.

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month periods ended March 31, 2006 and 2005:

                                                               Three months ended March 31,
                                                                   2006            2005
                                                              -------------   -------------
Income (loss) from continuing operations
 attributable to common shareholders                           $(2,235,046)    $   162,634
Income (loss) from discontinued operations                        (127,812)        543,489
                                                               ------------    ------------

Net income (loss) attributable to common shareholders          $(2,362,858)    $   706,123
                                                               ============    ============


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                      17,001,194      16,442,311

Basic earnings (loss) from continuing
  operations per share                                         $     (0.13)    $      0.01
Basic earnings (loss) from discontinued
  operations per share                                         $     (0.01)    $      0.03
                                                               ============    ============
Basic earnings (loss) per share                                $     (0.14)    $      0.04
                                                               ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                      17,001,194      16,442,311

Effect of dilutive securities:
    Warrants                                                            --         555,270
    Employee stock options                                              --         502,153
    Assumed conversion of Series A convertible preferred stock          --       3,378,376
                                                               ------------    ------------
Adjusted weighted average common shares outstanding
     And assumed conversions                                    17,001,194      20,878,110


Diluted earnings (loss) from continuing
  operations per share                                         $     (0.13)    $      0.01
Diluted earnings (loss) from discontinued
  operations per share                                         $     (0.01)    $      0.02
                                                               ============    ============
Diluted earnings (loss) per share                              $     (0.14)    $      0.03
                                                               ============    ============

For the three months ended March 31, 2006, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

Options and warrants to purchase 2,327,214 shares of common stock, at prices ranging from $0.50 to $1.00 per share, were outstanding during the three month period but not included in the March 31, 2005 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants, which expire on dates ranging from January 7, 2009 to March 31, 2014, were outstanding at March 31, 2005.

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

The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and its related interpretations. In accordance with APB 25, compensation costs are recognized as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock (the intrinsic value method). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During 2003, the Company awarded warrants to purchase 212,500 shares of common stock, valued at $115,348, as finder fees associated with the issuance of a convertible note payable. The Company recorded these warrants and the related deferred interest valued at $115,348 which is being amortized to interest expense over the four year life of the related convertible note. During 2004, the Company issued 439,189 warrants, valued at $192,850, as finder fees associated the issuance of its 3% Series A Convertible Preferred Stock. Thus, the Company recorded these warrants and the related finders' fee, valued at $192,850 as closing costs, which was netted with the proceeds from the preferred stock. When initially granted, all other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost was reflected in the Company's operating results for those awards. However, as described in Note 8, the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250 in August 2005.

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three month periods ended March 31, would have approximated the pro forma amounts indicated below:

                                                     Three months ended March 31,
                                                         2006            2005
                                                     ------------    ------------
Net income (loss)
  As reported                                        $(2,353,483)    $  715,498
  Pro forma                                           (2,353,483)       681,119


Net income (loss) attributable to common stockholders
   As reported                                       $(2,362,858)       706,123
   Pro forma                                          (2,362,858)       671,744



Basic earnings (loss) per share
     As reported                                     $     (0.14)    $     0.04
     Pro forma                                       $     (0.14)    $     0.04

Diluted earnings (loss) per share
     As reported                                     $     (0.14)    $     0.03
     Pro forma                                       $     (0.14)    $     0.03


The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the three month period ended March 31, 2005: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.8% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three month period ended March 31, 2005 approximated $0.26. There were no options or warrants granted during the three month period ended March 31, 2006.

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

(3) ACQUISITIONS, START-UPS AND DIVESTITURES

ACQUISITIONS AND START-UPS

No acquisitions or start-ups have been completed in 2005 or 2006.

DIVESTITURES AND ASSETS HELD FOR SALE

Prior to the fourth quarter of 2004, the Company had been monitoring the results of operations of certain centers experiencing significant losses which management believed to be a temporary condition. As a result of this analysis, plans were implemented late in the third quarter and early in the fourth quarter to attempt to improve the profitability of those centers. However, during the fourth quarter of 2004, there appeared to be little or no improvement in their profitability and management later decided to dispose of these particular centers located in Orange Park and Jacksonville, Florida. Accordingly, the results of operations of these centers have been included in loss from discontinued operations in the accompanying consolidated statements of operations.

In October 2003, Regional MRI of Jacksonville, Inc., one of the Company's wholly-owned subsidiaries, consolidated its operations from two medical diagnostic centers to one. In the fourth quarter of 2004, the Company elected to hold the remaining center for sale. As this center is a start-up facility and a long-term investment, management determined the length of time for this center to become profitable is beyond the time horizon set forth in its strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. The imaging center is anticipated to be sold for the assumption of certain obligations. (See Note 9.)

In the fourth quarter of 2004, the Company elected to hold for sale the Orange Park, Florida center, which was opened in January of 2004. Accordingly, the assets and liabilities, as applicable, were classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. In March 2005, the imaging center was sold for $1.8 million and after retiring approximately $1.5 million of debt netted approximately $340,000. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented. (See Note 9.)

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

In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At March 31, 2006, the balance was approximately $7.8 million, net of amortization and impairment taken. The nature of the Company's business, consisting of freestanding, outpatient diagnostic facilities, did not warrant allocating a portion of the purchase price to other intangible assets as the facilities depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

(5) LINE OF CREDIT

Effective August 2005, the Company's bank line of credit, which is secured by its receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,408,797 at March 31, 2006. The interest rate is the bank's reference rate plus 2.5% (10.08% at March 31, 2005). The outstanding balance was $2,285,156 and $2,201,246 at March 31,
2005 and December 31, 2005, respectively.

As of March 31, 2006, the Company is not meeting the debt to equity covenant nor the cash flow coverage covenant mandated by the bank. The Company has not received a waiver for these covenants as of March 31, 2006 and there is no guarantee a waiver will be granted. The bank line of credit is shown as a current liability in the accompanying consolidated balance sheet.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-       March 31,    December 31,
   Type of Lender          Rate        Payment       Due Date          note          2006           2005
   ---------------      ----------    ---------    --------------      ----     -------------   ------------
   Bank                    10.23%       $30,000      August 2011          A      $ 2,492,959    $ 2,518,736
   Bank                     8.74%        20,000      May 2012             B        2,001,227      2,017,251
   Bank                     8.74%        17,500      May 2012             C        1,781,782      1,795,141
   Investment Company      12.00%            --      June 2007            D        1,250,000      1,250,000
   Finance Company         10.84%        19,929      March 2010           E        1,164,516      1,202,052
   Finance Company          9.20%        17,650      May 2011             F          876,446        908,735
   Finance Company          1.99%         5,129      November 2007        -          100,819        115,655
   Finance Company          1.99%         5,129      November 2007        -           92,080             --
   Finance Company          4.63%         5,211      July 2007            -           80,715         95,303
   Finance Company          7.87%         1,129      February 2007        -           77,155             --
   Finance Company          7.87%         1,129      February 2007        -           11,946         15,058
   Bank                    10.20%           464      April 2008           -           10,403         11,511
                                                                                -------------   ------------
                                                                                 $ 9,940,048    $ 9,929,442

   Less current portion                                                             (884,263)      (718,346)
                                                                                -------------   ------------
   Long term portion                                                             $ 9,055,785    $ 9,211,096
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

(7) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                       Foot-       March 31,    December 31,
   Type of Lender          Rate        Payment       Due Date        note          2006           2005
   ---------------      ----------    ---------    --------------    ----     -------------   ------------
   Finance Company          8.97%       $28,514      June 2011         A      $ 1,384,566    $ 1,339,350
   Finance Company         11.46%        22,637      September 2011    B        1,000,000             --
   Bank                     8.98%        15,000      April 2009        C          711,464        740,063
   Bank                    11.27%        11,500      February 2008     D          382,280        405,570
   Finance Company         11.84%         3,431      October 2011      B          150,000             --
   Finance Company          9.56%         5,728      January 2008                 115,171        129,375
   Finance Company          9.78%         4,203      May 2008                      98,120        108,166
   Finance Company          8.92%         1,222      August 2010                   53,373         55,813
   Finance Company          5.75%           886      September 2008                24,701         26,982
   Bank                    11.54%         1,654      March 2007                    24,466         28,643
   Bank                    11.55%         1,622      February 2007                 20,839         25,023
   Finance Company          7.80%           591      August 2008                   15,604         17,057
   Finance Company         10.43%           568      July 2008                     14,064         15,380
   Finance Company          8.48%            --      February 2006                     --         30,675
   Finance Company          6.10%            --      February 2006                     --         14,240

                                                                              ------------   ------------
                                                                              $ 3,994,648    $ 2,936,337

   Less current portion                                                          (633,203)      (525,962)
                                                                              ------------   ------------
   Long term portion                                                          $ 3,361,445    $ 2,410,375
                                                                              ============   ============

Capital leases are collateralized by various medical equipment including MRI, CT, X-ray, Mammography, Ultrasound, Bone Densitometry and Laser Imager equipment and by tenant improvements.

         A) The Company purchased new MRI equipment for its Toledo, Ohio location. The new equipment along with leasehold improvements is being funded by a finance company for $1,364,058. The equipment is pledged as collateral for the capital lease.

         B) The Company purchased new MRI equipment for one of its Long Beach, California locations. The new equipment along with leasehold improvements is being funded by a finance company for $1,150,000. The equipment is pledged as collateral for the capital lease.


In March 2005, the Company restructured five notes payable and two capital leases as discussed in Note 6. The table above reflects the effects of the restructuring.

         C) This lease was restructured from monthly payments of $23,615 to interest-only for 3 months followed by payments of $15,000. The term was extended 15 months with a balloon payment of $300,000 at that time.

         D) This lease was restructured from monthly payments of $30,050 to interest-only for 3 months followed by payments of $11,500. The term was extended 20 months with a balloon payment of $200,000 at that time.

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and, excluding the Orange Park center which was sold in March 2005, are included in discontinued operations for all periods presented (see Note 9). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                               March 31,    December 31,
   Type of Lender          Rate        Payment       Due Date                  2006           2005
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  397,029        441,560
   Finance Company          8.71%         3,582      June 2008                  87,540         96,252
   Finance Company          8.29%         2,055      January 2010               80,750         85,181
   Finance Company          3.67%         1,369      June 2008                  35,419         39,177
   Finance Company          6.25%         1,260      June 2008                  31,657         34,908
   Finance Company          4.76%         1,142      April 2008                 27,141         30,222
   Bank                    10.99%           807      April 2008                 17,954         19,847
   Finance Company          8.79%           508      June 2008                  11,944         13,177
   Bank                     9.64%           421      December 2007               8,114          9,166
                                                                            -----------    -----------
                                                                            $  697,548     $  769,490
                                                                            ===========    ===========


(8) STOCKHOLDERS' EQUITY

PREFERRED STOCK

In 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors.

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares, which automatically converts two years from the closing date of the transaction on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. The shareholder may elect to convert at any time before the two-year anniversary date also subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the dates of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the dates of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During both three month periods ended March 31, 2006 and 2005, $9,375 in cash dividends were paid to preferred stockholders.

There were 3,378,376 outstanding shares of preferred stock as of March 31, 2006 and December 31, 2005, respectively.

During 2004 the Company filed a registration statement with the SEC to register the underlying common shares of the preferred stock and warrants. The registration statement was effective in September 2005.

COMMON STOCK

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. During the year ended December 31, 2005, 267,830 of the warrants were exercised resulting in the issuance of 151,235 shares of common stock with exercise prices ranging from $0.10 to $0.17. At March 31, 2006 no warrants were outstanding.

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

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of March 31, 2006 and December 31, 2005, 0 and 52,037, respectively, shares remain available under this registration. During the three months ended March 31, 2006, 375,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 57,500 shares of common stock with exercise prices ranging from $0.24 to $0.27. During the year ended December 31, 2005, 50,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 9,677 shares of common stock with exercise prices ranging from $0.24 to $0.26.

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

In April 2005, the Company's board of directors approved the registration of 800,000 shares of common stock under Form S-8, pursuant to the Company's 2005 Stock Compensation Plan I, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of March 31, 2006, 356,688 shares remain available under this registration which may be awarded until March 1, 2010. During the three month periods ended March 31, 2006 and 2005, 135,250 and 51,000 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

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

During the three month periods ended March 31, 2006 and 2005, no shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, principal of trade notes payable, and legal and professional services provided to the Company.


(9) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold for sale the center in Jacksonville, Florida after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the quarters ended March 31, 2006 and 2005, the Jacksonville center generated net patient service revenue of $372,877 and $489,793, respectively. During the quarters ended March 31, 2006 and 2005, the Jacksonville center had net loss of $172,812, and $62,653, respectively.

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

The diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the three month periods ended March 31, 2005 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:

                                                   Florida Component

                                                March 31,     December 31,
                                                  2006             2005
                                              ------------    ------------
Assets included in discontinued operations:
    Net property and equipment                $   890,658     $   933,913
                                              ------------    ------------
    Total assets included
       in discontinued operations             $   890,658     $   933,913
                                              ============    ============

Liabilities included in discontinued operations:

    Capital lease obligations                     697,548         769,490
                                              ------------    ------------
    Total liabilities included
       in discontinued operations             $   697,548     $   769,490
                                              ============    ============

(10) CHANGE OF PRINCIPAL OFFICERS

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer and Ann Wadsworth was promoted to Chief Accounting Officer. The Board subsequently elected Howard
W. Salmon, who previously was a director, as Chairman of the Board of Directors. The Company now has six independent directors, one management director and one former management director. Over the next five years the Company will pay approximately $1.3 million in compensation and health care benefits for the departing officers. This amount as been accrued and expensed in the accompanying consolidated financial statements as of March 31, 2006

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R were effective beginning in the Company's first quarter of 2006. The Company has adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005 and there would have been a no reduction for the quarter ended March 31, 2006. Compensation costs for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 8, in August 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At March 31, 2006, all required services have been rendered related to compensation and no stock options were awarded for compensation in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 has not significantly impacted the Company's financial statements since adoption of SFAS of 154 on January 1, 2006.