Form 10QSB
period 2006-06-30
MIRACOR DIAGNOSTICS INC
filed 2006-08-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
  (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended June 30, 2006.

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


The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing price of such shares as listed on the over-the-counter NASD Bulletin Board on July 31, 2006) was approximately $2,927,354.

As of July 31, 2006, Registrant had outstanding 17,673,228 shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, has no trading market and is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
         December 31, 2005 (Audited).......................................  F-1

         Consolidated Statements of Operations (Unaudited) for the Three
         and Six Months Ended June 30, 2006 and 2005.......................  F-2

         Consolidated Statement of Stockholders' Equity (Unaudited) for
         the Six Months Ended June 30, 2006................................  F-3

         Consolidated Statements of Cash Flows (Unaudited) for the Six
         Months Ended June 30, 2006 and 2005...............................  F-4

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto as of June 30, 2006 and the periods then ended.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the six months ended June 30, 2006, we derived approximately 92% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through expansions of existing facilities, upgrades in equipment and development of new facilities.

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


SIGNIFICANT EVENTS

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer and Ann Wadsworth was promoted to Chief Accounting Officer. The Board subsequently elected Howard
W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have six independent directors, one management director and one former management director. Over the next five years, we will ratably pay approximately $1.3 million in compensation and health care benefits for the departing officers. This amount has been accrued and expensed in the accompanying consolidated financial statements as of June 30, 2006.

In March 2005, we completed the sale of our Orange Park center. The sales price was $1.8 million, resulting in a gain on sale of approximately $541,000. Net cash received was approximately $340,000 after retiring $1.5 million of debt collateralized by equipment held at the facility. The sale included assets we owned and leased in our operation of First Choice Imaging, Inc., but did not include accounts receivable aggregating approximately $145,000.

In 2004, we filed a registration statement with the SEC under cover of Form S-3 to register the underlying common shares of our outstanding preferred stock and warrants. The registration statement was effective September 2005.

In 2004, management elected to hold a center for sale. Management determined the length of time for this center to become profitable was beyond the time horizon set forth in our strategic objectives. Accordingly, the assets and liabilities, as applicable, are classified as held for sale and the related results of operations are reported in discontinued operations in the accompanying consolidated financial statements. Certain reclassifications within the accompanying consolidated financial statements have been made to reflect the effects of discontinued operations for all periods presented.

In March 2005, we completed the restructure of seven notes payable and capital leases. Payments were reduced to approximately interest only for a 3-12 month period followed by reduced principal and interest payments for the remaining term of the obligations. Most of the obligations' remaining terms were lengthened from 1 to 2 years with balloon payments at the end of the term.

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8. Shares may be awarded under this plan until March 1, 2010. As of June 30, 2006, 206,638 shares remain available for issuance under this registration statement.

RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis.

The three months ended June 30, 2006 compared to the three months ended June 30, 2005.

NET REVENUE

Net patient service revenue for the quarter ended June 30, 2006 from continuing operations decreased $588,831 to $4,595,851 from $5,184,682 for the quarter ended June 30, 2005. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The decrease of 11.4% is due to lower collections as a percentage of gross amounts billed resulting in reduced revenue. The decrease is also due to a reduction in scan volume.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended June 30, 2006 and 2005.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $138,940, a decrease of 5.9%, to $2,225,430 for the quarter ended June 30, 2006 from $2,364,370 for the quarter ended June 30, 2005.

Selling, general and administrative expenses decreased by $125,909, a decrease of 5.8%, to $2,040,649 for the quarter ended June 30, 2006 from $2,166,558 for the quarter June 30, 2005.

INTEREST EXPENSE

Interest expense from continuing operations increased $39,426, or 10.6%, to $411,262 for the quarter ended June 30, 2006 from $371,836 for the quarter ended June 30, 2005. This increase is due to new capital lease obligations for the purchase of new equipment and increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the quarter ended June 30, 2006, loss from continuing operations before interest expense was $81,490 as compared to income before interest expense of $281,918 for the quarter ended June 30, 2005; representing a decrease in income of $363,408. The decrease is due to the previously stated reasons for reduced revenue and was partially offset by the reduction in operating and administrative expenses.

During the three months ended June 30, 2006, the loss from discontinued operations was $73,227 as compared to a loss of $78,653, for the same period in 2005. Total net loss for the quarter ended June 30, 2006 was $154,717, as compared to net income of $203,265 for the quarter ended June 30, 2005. This decrease in income of $357,982 is a result of the previously stated reasons for reduced revenue offset by the reduction in expenses. Basic and diluted loss per common share were $0.01 for the quarter ended June 30, 2006 compared to the basic and diluted earnings per common share of $0.01 for the quarter ended June 30, 2005.


    The six months ended June 30, 2006 compared to the six months ended June 30, 2005.

NET REVENUE

Net patient service revenue for the six months ended, 2006 from continuing operations decreased $923,154 to $9,160,331 from $10,083,485 for the six months ended June 30, 2005. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The decrease of 9.2% is mainly due to lower collections as a percentage of gross amounts billed resulting in reduced revenue. The decrease is also due to a reduction in scan volume.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the six month ended June 30, 2006 and 2005.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $148,402, a decrease of 3.2%, to $4,532,246 for the six months ended June 30, 2006 from $4,680,648 for the six months ended June 30, 2005.

Selling, general and administrative expenses increased $1,893,821 to $6,133,190 for the six months ended June 30, 2006 from $4,239,369 for the six months ended June 30, 2005. The increase of 44.7% is mainly due to accrued retirement and resignation costs in the first quarter for departing principal officers, plus bad debt expense and a loss on disposal of equipment.

INTEREST EXPENSE

Interest expense from continuing operations increased $92,515, or 13.04%, to $802,056 for the six months ended June 30, 2006 from $709,541 for the six months ended June 30, 2005. This increase is due to new capital lease obligations for the purchase of new equipment and increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the six months ended June 30, 2006, loss from continuing operations before interest expense was $1,505,105 as compared to income before interest expense and gain on sale of assets of $1,163,468 for the six months ended June 30, 2005; representing a decrease in income of $2,668,573. The decrease is due to the previously stated reasons of accrual for retirement and resignation packages, bad debt expense, reduced revenue and the loss on disposal of equipment.

During the six months ended June 30, 2006, the loss from discontinued operations was $201,039 as compared to income of $464,836, including a gain on sale of assets of $540,573, for the same period in 2005. Total net loss for the six months ended June 30, 2006 was $2,508,200, a decrease of $3,426,963 when compared to the income of $918,763 for the six months ended June 30, 2005. This decrease in income is primarily a result of the previously stated reasons of accrual for retirement and resignation packages, bad debt expense and the loss on disposal of equipment. The decrease was magnified by a gain on sale of assets in the first quarter of 2005 of $540,573. Basic and diluted loss per common share were $0.15 for the six months ended June 30, 2006 compared to the basic and diluted earnings per common share of $0.05 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at June 30, 2006 was $607,103 as compared to $421,650 at December 31, 2005, representing a 44.0% increase.

For the six months ended June 30, 2006, our line of credit increased by $106,362. During the six months ended June 30, 2006, we made the following cash payments: $385,721 of principal payments on notes payable, $385,792 of principal payments on capital lease obligations and purchased equipment of $104,993. We received proceeds of $211,333 from the sale of assets resulting in a loss of $45,948. In addition during the six months ended June 30, 2006, operating activities provided $763,014 of net cash, which included a net loss of $2,508,200. Accounts receivable decreased by $845,995; accounts payable and accrued expenses increased by $1,061,295 including approximately $1,040,000 of retirement and resignation costs; other net assets (excluding cash) decreased by $154,282. The following items decreased net income but did not affect cash:

         - $128,294 in stock paid for services in lieu of cash,
         - $897,443 in depreciation and amortization for continued operations and
         - $85,548 for impairment on assets held for sale.

Changes in current assets and current liabilities, including centers designated as held for sale, resulted in a negative working capital position of $2,803,773 at June 30, 2006 as compared to a positive working capital of $593,175 at December 31, 2005.

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

Effective August 2005, our bank line of credit, which is secured by our receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,384,747 at June 30, 2006. The interest rate is the bank's reference rate plus 2.5% (11.70% at June 30, 2006). The outstanding balance was $2,307,609 and $2,201,246 at June 30, 2006 and December 31, 2005 respectively.

As of June 30, 2006, we are not meeting certain financial covenants as mandated by the bank. We have not received a waiver for these covenants as of June 30, 2006 and there is no guarantee a waiver will be granted. We have not received a notice of default. The bank line of credit is shown as a current liability in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares. The shareholder may elect to convert at any time on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During both six month periods ended June 30, 2006 and 2005, we paid cash dividends to preferred stockholders of $18,750.

In 2004, we filed a registration statement with the SEC under cover of Form S-3 to register the underlying common shares of our outstanding preferred stock and warrants. The registration statement was effective September 2005.

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

PLAN OF OPERATION

SIGNIFICANT CHANGES

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer and Ann Wadsworth was promoted to Chief Accounting Officer. The Board subsequently elected Howard
W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have six independent directors, one management director and one former management director. We will ratably pay approximately $1.3 million over the next five years in compensation and health care benefits for the departing officers. This amount has been accrued and expensed in the accompanying consolidated financial statements as of June 30, 2006. We do not anticipate that we will have further significant changes in our expenses or the number of personnel we employ; however, no assurances can be given that further significant changes will not occur.

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

REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the year ended December 31, 2005 and for the six month period ended June 30, 2006, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $200,000 for the six months ended June 30, 2006 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $140,000 at June 30, 2006. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.

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

Our policy is to collect patient's co-payment at the time of check-in before the diagnostic imaging scan is performed. The amount of money collected from each patient is determined through an insurance verification process. Thereafter, our collections policies differ by region. In most regions, accounts are worked by the billing company for up to one year and then sent to our in-house billing prior to being sent to a collection agency. In some regions, accounts are sent to the collection agency 180 days after we perform the diagnostic service. All accounts are recorded at its specifically identified net collectible amount when the service is completed. Accounts older than one year are generally written off manually although collection efforts are maintained.

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

The value of goodwill is stated at the lower of cost or fair value. At June 30, 2006, we had $7.8 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. We have completed our annual review of and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2005. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R were effective for our first quarter of 2006. We have adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005, and there would have been no reduction for the quarter ended June 30, 2006. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 8, in August 2005 we modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At June 30, 2006, all required services have been rendered related to compensation and no stock options were awarded for compensation in the first six months of 2006.

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


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have recently been threatened with two wrongful termination law suit(s) by former employees of the our Illinois subsidiaries. One individual was previously employed as a Site Manager, and the other as a Regional Manager. In the opinion of our counsel, and based upon a preliminary investigation, such threatened suit(s) are without merit.

From time to time, we, or our subsidiaries, are parties to legal proceedings. However, as of June 30, 2006, there were no material legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter has been submitted to a vote of our security holders during the period covered by this report.

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

We filed a current report on Form 8-K on April 6, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ Ross S. Seibert        Chief Executive Officer,            August 14, 2006
------------------------   President,
    Ross S. Seibert        Chief Financial Officer

/s/ Ann Wadsworth          Chief Accounting Officer            August 14, 2006
------------------------
    Ann Wadsworth

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                     June 30,        December 31,
                                                                       2006               2005
                                                                  -------------      -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $    607,103       $    421,650
     Accounts receivable, net of allowances                          5,180,566          6,026,561
     Prepaid expenses and other assets                                  83,776             75,280
     Assets held for sale                                              848,366            933,913
                                                                  -------------      -------------
               Total current assets                                  6,719,811          7,457,404
                                                                  -------------      -------------

Property and equipment:
     Equipment under capital leases                                  4,736,793          4,341,923
     Machinery and equipment                                         7,593,516          8,713,601
     Leasehold improvements                                          1,555,552          1,526,581
     Furniture and fixtures                                            111,132            132,280
                                                                  -------------      -------------
                                                                    13,996,993         14,714,385

          Less accumulated depreciation                             (7,915,252)        (8,938,236)
                                                                  -------------      -------------
Net property and equipment                                           6,081,741          5,776,149

Goodwill                                                             7,819,498          7,819,498

Other assets                                                           209,956            373,100
                                                                  -------------      -------------
               Total assets                                       $ 20,831,006       $ 21,426,151
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                             $  1,271,189       $  1,355,474
     Accrued expenses                                                2,439,291          1,293,711
     Line of credit                                                  2,307,609          2,201,246
     Notes payable - current portion                                 2,119,339            718,346
     Capital lease obligations - current portion                       761,321            525,962
     Liabilities associated with assets held for sale                  624,833            769,490
                                                                  -------------      -------------
               Total current liabilities                             9,523,582          6,864,229

Other liabilities:
     Notes payable - long term                                       7,604,631          9,211,096
     Capital lease obligations - long term                           3,160,998          2,410,375
                                                                  -------------      -------------
               Total liabilities                                    20,289,211         18,485,700
                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)        33,784             33,784
     Common stock, $0.15 par value (100,000,000 shares
         authorized; 17,569,184 and 16,919,991 outstanding)          2,635,378          2,537,999
     Additional paid-in capital                                     28,942,314         28,911,399
     Accumulated deficit                                           (31,069,681)       (28,542,731)
                                                                  -------------      -------------
               Total stockholders' equity                              541,795          2,940,451
                                                                  -------------      -------------
               Total liabilities and stockholders' equity         $ 20,831,006       $ 21,426,151
                                                                  =============      =============

See notes to consolidated financial statements.





                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                        -------------------------------       ------------------------------

                                                            2006               2005               2006               2005
                                                        ------------       ------------       ------------       ------------
Net patient service revenue                            $  4,595,851       $  5,184,682       $  9,160,331       $ 10,083,485

Operating expenses:
  Costs of services                                       2,225,430          2,364,370          4,532,246          4,680,648
  Selling, general and administrative expenses            2,040,649          2,166,558          6,133,190          4,239,369
                                                        ------------       ------------       ------------       ------------
Total operating expenses                                  4,266,079          4,530,928         10,665,436          8,920,017
                                                        ------------       ------------       ------------       ------------

 Income (loss) from operations
   before interest expense                                  329,772            653,754         (1,505,105)         1,163,468

 Interest expense                                          (411,262)          (371,836)          (802,056)          (709,541)
                                                        ------------       ------------       ------------       ------------
Income (loss) from continuing operations               $    (81,490)      $    281,918       $ (2,307,161)      $    453,927

Income (loss) from discontinued operations
 (including gain on sale of assets of $540,573
  for the six months ended June 30, 2005)                   (73,227)           (78,653)          (201,039)           464,836
                                                        ------------       ------------       ------------       ------------
Net income (loss)                                      $   (154,717)      $    203,265       $ (2,508,200)      $    918,763
                                                        ============       ============       ============       ============


Income (loss) from continuing operations               $    (81,490)      $    281,918       $ (2,307,161)      $    453,927
Preference dividend requirements                             (9,375)            (9,375)           (18,750)           (18,750)
                                                        ------------       ------------       ------------       ------------
Income (loss) from continuing operations
 attributable to common shareholders                   $    (90,865)      $    272,543       $ (2,325,911)      $    435,177
Income (loss) from discontinued operations                  (73,227)           (78,653)          (201,039)           464,836
                                                        ------------       ------------       ------------       ------------
Income (loss) attributable to common shareholders      $   (164,092)      $    193,890       $ (2,526,950)      $    900,013
                                                        ============       ============       ============       ============

Earnings (loss) per share:
Basic earnings from continuing
   operations per share                                $      (0.01)      $       0.02       $      (0.14)      $       0.02
Basic loss from discontinued
   operations per share                                $       0.00       $      (0.01)      $      (0.01)      $       0.03
                                                        ============       ============       ============       ============
Basic earnings (loss) per share                        $      (0.01)      $       0.01       $      (0.15)      $       0.05
                                                        ============       ============       ============       ============

Diluted earnings from continuing
   operations per share                                $      (0.01)      $       0.02       $      (0.14)      $       0.02
Diluted loss from discontinued
   operations per share                                $       0.00       $      (0.01)      $      (0.01)      $       0.03
                                                        ============       ============       ============       ============
Diluted earnings (loss) per share                      $      (0.01)      $       0.01       $      (0.15)      $       0.05
                                                        ============       ============       ============       ============

Weighted average shares outstanding-basic                17,487,434         16,525,765         17,245,657         16,484,269
Weighted average shares outstanding-diluted              17,487,434         17,392,567         17,245,657         17,460,734


See notes to consolidated financial statements.





                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the Six Months Ended June 30, 2006

                                              (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2006                          3,378,376    $   33,784        16,919,991   $ 2,537,999

Common stock issued for services                         --            --           585,300        87,795

Common stock issued from exercising of
  options issued                                         --            --            63,893         9,584

Share-based compensation expense                         --            --                --            --

Cash dividends declared to
  preferred stockholders                                 --            --                --            --

Net income                                               --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, June 30, 2006                            3,378,376    $   33,784        17,569,184   $ 2,635,378
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   -------------
Balance, January 1, 2006                           $ 28,911,399    $(28,542,731)   $  2,940,451

Common stock issued for services                         40,499              --         128,294

Common stock issued from exercising of
  options issued                                         (9,584)             --              --

Share-based compensation expense                                             --              --

Cash dividends declared to
  preferred stockholders                                     --         (18,750)        (18,750)

Net income                                                   --      (2,508,200)     (2,508,200)
                                                   -------------   -------------   -------------
Balance, June 30, 2006                             $ 28,942,314    $(31,069,681)   $    541,795
                                                   =============   =============   =============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                Six Months Ended June 30,
                                                                                 2006              2005
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                       $(2,508,200)      $   918,763
     Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                      128,294            58,207
           Depreciation and amortization - continuing operations                 897,443           741,626
           Impairment on assets held for sale                                     85,548            62,466
           Interest expense added to notes payable and capital leases             52,409           573,547
           Loss (gain) on sale of assets                                          45,948          (540,573)
           Loss on disposal of property and equipment                                 --             8,375

           Changes in assets and liabilities:
              Accounts receivable                                                845,995           (84,171)
              Other assets                                                       154,282           (73,699)
              Accounts payable and accrued expenses                            1,061,295          (456,305)
                                                                             ------------      ------------
                     Net cash provided by operating activities                   763,014         1,208,236
                                                                             ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                            211,333         1,800,000
     Purchase of property and equipment                                         (104,993)          (86,012)
                                                                             ------------      ------------
                     Net cash provided by investing activities                   106,340         1,713,988
                                                                             ------------      ------------

Cash flows from financing activities:
     Increase (decrease) in line of credit                                       106,362          (612,975)
     Cash dividends paid to preferred stockholders                               (18,750)          (18,750)
     Principal payments on notes payable, related parties                             --           (68,750)
     Principal payments on notes payable                                        (385,721)       (1,694,703)
     Principal payments on capital lease obligations                            (385,792)         (413,972)
                                                                             ------------      ------------
                     Net cash used in financing activities                      (683,901)       (2,809,150)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        185,453           113,074

Cash and cash equivalents, beginning of period                                   421,650           436,008
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $   607,103       $   549,082
                                                                             ============      ============

See notes to consolidated financial statements.





                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Six Months Ended June 30,

                                                               2006            2005
                                                           -----------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                              $  730,831      $   522,862
     Income taxes                                          $   25,200      $    12,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $   96,444      $    36,207
     Directors' fees                                           31,850           22,000
                                                           -----------     ------------
                                                           $  128,294      $    58,207
                                                           ===========     ============

Equipment Financed Using Notes Payable                     $  180,250      $    25,000
                                                           ===========     ============

Equipment Financed Using Capital Leases                    $1,174,703      $   101,160
                                                           ===========     ============



See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the six months ended June 30, 2006 (Unaudited)


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


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals except as disclosed in Note 10) necessary to present fairly the Company's financial position for the interim reporting period as of June 30, 2006, and the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

Estimated allowances for contractual adjustments and doubtful accounts are $8,585,746 and $8,087,239 as of June 30, 2006 and December 31, 2005,
respectively.

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


GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At June 30, 2006, the Company had approximately $7.8 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's various reporting units, which are its six geographical regions. Such geographical regions are Southern California; Coos Bay, OR.; Chicago, IL.; Toledo, OH.; Jacksonville, FL and Central Florida. As certain centers are under one local manager and operate in the same geographical and economic environments, the Company has grouped the centers into the six reporting units by region for the year ended December 31, 2005. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. The Company has completed its annual review and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2005. At the present time, management believes there is no indication of impairment loss; however, there is no guarantee there will not be an impairment loss in the future.

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

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. At June 30, 2006 and December 31, 2005 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material.

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month and six month periods ended June 30, 2006 and 2005:

                                                             Three months ended June 30,            Six months ended June 30,
                                                               2006               2005               2006               2005
                                                            ------------       ------------       ------------       ------------
Income (loss) from continuing operations
 attributable to common shareholders                       $    (90,865)      $    272,543       $ (2,325,911)      $    435,177
Income (loss) from discontinued operations                      (73,227)           (78,653)          (201,309)           464,836
                                                            ------------       ------------       ------------       ------------

Net income (loss) attributable to common shareholders      $   (164,092)      $    193,890       $ (2,526,950)      $    900,013
                                                            ============       ============       ============       ============

BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                   17,487,434         16,525,765         17,245,657         16,484,269

Basic earnings (loss) from continuing
  operations per share                                     $      (0.01)      $       0.02       $      (0.14)      $       0.02
Basic earnings (loss) from discontinued
  operations per share                                     $       0.00       $      (0.01)      $      (0.01)      $       0.03
                                                            ============       ============       ============       ============
Basic earnings (loss) per share                            $      (0.01)      $       0.01       $      (0.15)      $       0.05
                                                            ============       ============       ============       ============

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                   17,487,434         16,525,765         17,245,657         16,484,269

Effect of dilutive securities:
    Warrants                                                         --            442,493                 --            500,618
    Employee stock options                                           --            424,309                 --            475,847
                                                            ------------       ------------       ------------       ------------
Adjusted weighted average common shares outstanding
     And assumed conversions                                 17,487,434         17,392,567         17,245,657         17,460,734

Diluted earnings (loss) from continuing
  operations per share                                     $      (0.01)      $       0.02       $      (0.14)      $       0.02
Diluted earnings (loss) from discontinued
  operations per share                                     $       0.01       $      (0.01)      $      (0.01)      $       0.03
                                                            ============       ============       ============       ============

Diluted earnings (loss) per share                          $      (0.01)      $       0.01       $      (0.15)      $       0.05
                                                            ============       ============       ============       ============

For the three month and six month periods ended June 30, 2006, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

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

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three and six month periods ended June 30, would have approximated the pro forma amounts indicated below:

                                                     Three months ended June 30,      Six months ended June 30,
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Net income (loss)
     As reported                                     $  (154,717)      $ 203,265     $(2,508,200)     $ 918,763
     Pro forma                                          (154,717)        122,501      (2,508,200)       803,620

Net income (loss) attributable to common stockholders
     As reported                                        (164,092)        193,890      (2,526,950)       900,013
     Pro forma                                          (164,092)        113,126      (2,526,950)       784,870

Basic earnings (loss) per share
     As reported                                     $     (0.01)      $    0.01      $    (0.15)     $    0.05
     Pro forma                                       $     (0.01)      $    0.01      $    (0.15)     $    0.05

Diluted earnings (loss) per share
     As reported                                     $     (0.01)      $    0.01      $    (0.15)     $    0.05
     Pro forma                                       $     (0.01)      $    0.01      $    (0.15)     $    0.04

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the three and six month periods ended June 30, 2005: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.8% to 6.7%; and a 0% dividend yield. The weighted average fair value at the date of grant of the options and warrants granted during the three and six month periods ended June 30, 2005 approximated $0.30 and $0.28, respectively.
There were no options or warrants granted during the three month and six month periods ended June 30, 2006.

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

DIVESTITURES AND ASSETS HELD FOR SALE

Prior to the fourth quarter of 2004, the Company had been monitoring the results of operations of certain centers experiencing significant losses which management believed to be a temporary condition. As a result of this analysis, plans were implemented late in the third quarter and early in the fourth quarter to attempt to improve the profitability of those centers. However, during the fourth quarter of 2004, there appeared to be little or no improvement in their profitability and management later decided to dispose of these particular centers. Accordingly, the results of operations of these centers have been included in loss from discontinued operations in the accompanying consolidated statements of operations.

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

In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At June 30, 2006, the balance was approximately $7.8 million, net of amortization and impairment taken. The nature of the Company's business, consisting of freestanding, outpatient diagnostic facilities, did not warrant allocating a portion of the purchase price to other intangible assets as the facilities depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

(5) LINE OF CREDIT

Effective August 2005, the Company's bank line of credit, which is secured by its receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $2,384,747 at June 30, 2006. The interest rate is the bank's reference rate plus 2.5% (11.70% at June 30, 2006). The outstanding balance was $2,307,609 and $2,201,246 at June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, the Company is not meeting the debt to equity covenant nor the cash flow coverage covenant mandated by the bank. The Company has not received a waiver for these covenants as of June 30, 2006 and there is no guarantee a waiver will be granted. The bank line of credit is shown as a current liability in the accompanying consolidated balance sheet.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-       June 30,    December 31,
   Type of Lender          Rate        Payment       Due Date          note          2006           2005
   ---------------      ----------    ---------    --------------      ----     -------------   ------------
   Bank                    10.23%       $30,000      August 2011          A      $ 2,466,517    $ 2,518,736
   Bank                     8.74%        20,000      May 2012             B        1,984,850      2,017,251
   Bank                     8.74%        17,500      May 2012             C        1,768,128      1,795,141
   Investment Company      12.00%            --      June 2007            D        1,250,000      1,250,000
   Finance Company         10.84%        30,007      March 2010           E        1,105,523      1,202,052
   Finance Company          9.20%        17,650      May 2011             F          843,409        908,735
   Finance Company          1.99%         5,129      November 2007        -           85,909        115,655
   Finance Company         11.04%         8,840      February 2007        -           67,880             --
   Finance Company          7.27%         3,581      February 2008        -           67,757             --
   Finance Company          4.63%         5,211      July 2007            -           65,957         95,303
   Bank                    10.20%           464      April 2008           -            9,268         11,511
   Finance Company          7.87%         1,129      February 2007        -            8,772         15,058
                                                                                -------------   ------------
                                                                                $  9,723,970    $ 9,929,442

   Less current portion                                                           (2,119,339)      (718,346)
                                                                                -------------   ------------
   Long term portion                                                            $  7,604,631    $ 9,211,096
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

(7) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                       Foot-       June 30,    December 31,
   Type of Lender          Rate        Payment       Due Date        note          2006           2005
   ---------------      ----------    ---------    --------------    ----     -------------   ------------
   Finance Company          8.97%       $28,514      June 2011         A      $ 1,374,617    $ 1,339,350
   Finance Company         11.46%        22,637      September 2011    B        1,028,927             --
   Bank                     8.98%        15,000      April 2009        C          682,219        740,063
   Bank                    11.27%        11,500      February 2008     D          358,327        405,570
   Finance Company         11.84%         3,431      October 2011      B          152,974             --
   Finance Company          9.56%         5,728      January 2008                 100,625        129,375
   Finance Company          9.78%         4,203      May 2008                      87,827        108,166
   Finance Company          8.92%         1,222      August 2010                   50,878         55,813
   Finance Company          5.75%           886      September 2008                22,387         26,982
   Bank                    11.54%         1,654      March 2007                    20,168         28,643
   Bank                    11.55%         1,622      February 2007                 16,533         25,023
   Finance Company          7.80%           591      August 2008                   14,122         17,057
   Finance Company         10.43%           568      July 2008                     12,716         15,380
   Finance Company          8.48%            --      February 2006                     --         30,675
   Finance Company          6.10%            --      February 2006                     --         14,240
                                                                              ------------   ------------
                                                                              $ 3,922,319    $ 2,936,337

   Less current portion                                                          (761,321)      (525,962)
                                                                              ------------   ------------
   Long term portion                                                          $ 3,160,998    $ 2,410,375
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

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and, excluding the Orange Park center which was sold in March 2005, are included in discontinued operations for all periods presented (see Note 9). The capital lease obligations related to discontinued operations are detailed as follows:


                         Interest      Monthly                               June 30,     December 31,
   Type of Lender          Rate        Payment       Due Date                  2006           2005
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  352,236        441,560
   Finance Company          8.71%         3,582      June 2008                  78,636         96,252
   Finance Company          8.29%         2,055      January 2010               76,227         85,181
   Finance Company          3.67%         1,369      June 2008                  31,627         39,177
   Finance Company          6.25%         1,260      June 2008                  28,355         34,908
   Finance Company          4.76%         1,142      April 2008                 24,024         30,222
   Bank                    10.99%           807      April 2008                 16,010         19,847
   Finance Company          8.79%           508      June 2008                  10,682         13,177
   Bank                     9.64%           421      December 2007               7,036          9,166
                                                                            -----------    -----------
                                                                            $  624,833     $  769,490
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

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares. The shareholder may elect to convert at any time on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the dates of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the dates of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During both six month periods ended June 30, 2006 and 2005, $18,750 in cash dividends were paid to preferred stockholders.

There were 3,378,376 outstanding shares of preferred stock as of June 30, 2006 and December 31, 2005, respectively.

During 2004 the Company filed a registration statement with the SEC to register the underlying common shares of the preferred stock and warrants. The registration statement was effective in September 2005.

COMMON STOCK

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. During the year ended December 31, 2005, 267,830 of the warrants were exercised resulting in the issuance of 151,235 shares of common stock with exercise prices ranging from $0.10 to $0.17. At June 30, 2006 no warrants were outstanding.

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

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of June 30, 2006 and December 31, 2005, 840,680 and 52,037, respectively, shares remain available under this registration. During the six months ended June 30, 2006, 475,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 63,893 shares of common stock with exercise prices ranging from $0.23 to $0.27. During the year ended December 31, 2005, 50,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 9,677 shares of common stock with exercise prices ranging from $0.24 to $0.26.

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

In April 2005, the Company's board of directors approved the registration of 800,000 shares of common stock under Form S-8, pursuant to the Company's 2005 Stock Compensation Plan I, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of June 30, 2006, 206,638 shares remain available under this registration which may be awarded until March 1, 2010. During the six month periods ended June 30, 2006 and 2005, 285,300 and 154,250 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company.

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

During the six month periods ended June 30, 2006 and 2005, 300,000 and 0, respectively, shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, and legal and professional services provided to the Company.


(9) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold a center for sale after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the quarters ended June 30, 2006 and 2005, the center generated net patient service revenue of $426,981 and $460,536, respectively. During the six months ended June 30, 2006 and 2005, the center generated net patient service revenue of $799,858 and $950,330, respectively. During the quarters ended June 30, 2006 and 2005, the center had net loss of $73,227, and $78,653, respectively. During the six months ended June 30, 2006 and 2005, the center had net loss of $201,039, and $16,000, respectively.

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

The diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the six month periods ended June 30, 2005 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:


                                                June 30,      December 31,
                                                  2006             2005
                                              ------------    ------------
Assets included in discontinued operations:
    Net property and equipment                $   848,366     $   933,913
                                              ------------    ------------
    Total assets included
       in discontinued operations             $   848,366     $   933,913
                                              ============    ============

Liabilities included in discontinued operations:

    Capital lease obligations                     624,833         769,490
                                              ------------    ------------
    Total liabilities included
       in discontinued operations             $   624,833     $   769,490
                                              ============    ============

(10) CHANGE OF PRINCIPAL OFFICERS

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer and Ann Wadsworth was promoted to Chief Accounting Officer. The Board subsequently elected Howard
W. Salmon, who previously was a director, as Chairman of the Board of Directors. The Company now has six independent directors, one management director and one former management director. Over the next five years the Company will ratably pay approximately $1.3 million in compensation and health care benefits for the departing officers. This amount as been accrued and expensed in the accompanying consolidated financial statements as of June 30, 2006.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R were effective beginning in the Company's first quarter of 2006. The Company has adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005 and there would have been no reduction for the quarter ended June 30, 2006. Compensation costs for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 8, in August 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At June 30, 2006, all required services have been rendered related to compensation and no stock options were awarded for compensation in the first quarter of 2006.

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