Form 10QSB
period 2006-09-30
MIRACOR DIAGNOSTICS INC
filed 2006-11-14
CIK 723906

                      US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended September 30, 2006.

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

The aggregate market value of outstanding common stock held by non-affiliates of the Registrant (based upon the closing price of such shares as listed on the over-the-counter NASD Bulletin Board on October 31, 2006) was approximately $1,247,300.

As of October 31, 2006, Registrant had outstanding 17,713,228. shares of the registrant's common stock and 3,378,376 shares of Series A Convertible Preferred Stock.

Our common stock, par value $0.15 per share, is traded over-the-counter on the NASD Bulletin Board under the symbol "MRDG". Our outstanding preferred stock, par value $0.01 per share, has no trading market and is privately held.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and
         December 31, 2005 (Audited).......................................  F-1

         Consolidated Statements of Operations (Unaudited) for the Three
         and Nine Months Ended September 30, 2006 and 2005...................F-2

         Consolidated Statement of Stockholders' Equity (Deficit)
         (Unaudited) for the Nine Months Ended September 30, 2006 ...........F-3

         Consolidated Statements of Cash Flows (Unaudited) for the Nine
         Months Ended September 30, 2006 and 2005............................F-4

         Notes to Consolidated Financial Statements (Unaudited)..............F-6

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

ITEM 1.  FINANCIAL STATEMENTS

         See attached consolidated financial statements and notes thereto as of September 30, 2006 and the periods then ended.

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

Forward-Looking Statements
--------------------------

         This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Miracor Diagnostics' industry, management beliefs, and certain assumptions made by Miracor Diagnostics' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.


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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the nine months ended September 30, 2006, we derived approximately 92% of our net revenue from MRI and CT scans. Over the past several years, we have increased net revenue primarily through expansions of existing facilities, upgrades in equipment and development of new facilities.

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


SIGNIFICANT EVENTS

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer. The Board subsequently elected Howard W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have three independent directors and one management director. Over the next five years, we owe approximately $1.3 million in compensation and health care benefits for the departing officers. As part of the debt restructuring process, we have currently discontinued payments on the compensation portion of this obligation. This liability has been accrued and expensed in the accompanying consolidated financial statements as of September 30, 2006. We do not anticipate that we will have further significant changes in our expenses or the number of personnel we employ; however, no assurances can be given that further significant changes will not occur.

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

Currently, Miracor has undertaken an effort to restructure its debt. As of September 30, 2006, we owed $9,613,641 in notes payable, $4,425,224 in capital leases and $1,973,433 on our line of credit. Our goal is to reduce the amount of our debt and/or the terms of repayment. As such, we have discontinued principal and interest payments to our secured and unsecured lenders for restructuring purposes with principal balances as of September 30, 2006 of $9,376,857 and $3,975,188, respectively. As a result, we are in default with regards to these debts. We are actively negotiating with substantially all our lenders to determine a course of action which will be best for our lenders and our shareholders. The total related unpaid interest of $202,002 is included in accrued liabilities and the total related long-term principal balances of $10,509,402 have been reclassified to the current liabilities in the accompanying consolidated balance sheet as of September 30, 2006. Management is using its best efforts to effect a successful outcome. However, there can be no assurance that the debt restructuring will be successful.

For the nine months ended September 30, 2006, we evaluated the recoverability of the carrying amount of goodwill associated with the Toledo, Ohio region and recognized an impairment charge of $244,269 to reduce these assets to their fair market value. However, if our estimates or the related assumptions change in the future, we may be required to record further impairment charges to reduce the carrying amount of goodwill or other long-lived assets. This impairment charge has been expensed in the accompanying consolidated financial statements as of September 30, 2006.

On April 21, 2005, we registered 800,000 shares of common stock under Form S-8. Shares may be awarded under this plan until March 1, 2010. As of September 30, 2006, 62,594 shares remain available for issuance under this registration statement. On October 16, 2006, we registered 1,000,000 shares of common stock under Form S-8.
Shares may be awarded under this plan until September 1, 2012.


RESULTS OF OPERATIONS

Our operations are comprised of the ownership and operation of our 13 diagnostic imaging centers; however, we report the results of our operations on a consolidated basis.

The three months ended September 30, 2006 compared to the three months ended September 30, 2005.

NET REVENUE

Net patient service revenue for the quarter ended September 30, 2006 from continuing operations decreased $778,334 to $4,101,884 from $4,880,218 for the quarter ended September 30, 2005. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The decrease of 15.9% is due to a reduction in scan volume.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the quarters ended September 30, 2006 and 2005.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $229,369, a decrease of 9.9%, to $2,093,680 for the quarter ended September 30, 2006 from $2,323,049 for the quarter ended September 30, 2005. The decrease of 15.9% is due to a reduction in scan volume and to the implementation of cost reduction measures.


Selling, general and administrative expenses decreased by $199,087, a decrease of 9.2%, to $1,955,191 for the quarter ended September 30, 2006 from $2,154,278 for the quarter September 30, 2005. The decrease of 15.9% is due to a reduction in scan volume and to the implementation of cost reduction measures.


INTEREST EXPENSE

Interest expense from continuing operations increased $48,127, or 13.4%, to $407,456 for the quarter ended September 30, 2006 from $359,329 for the quarter ended September 30, 2005. This increase is due to new capital lease obligations for the purchase of new equipment and increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the quarter ended September 30, 2006, income from continuing operations before interest expense and goodwill impairment loss was $53,013 as compared to income before interest expense of $402,891 for the quarter ended September 30, 2005; representing a decrease in income of $349,878. The decrease is due to the previously stated reasons for reduced revenue and was partially offset by the reduction in operating and administrative expenses.

During the three months ended September 30, 2006, the loss from discontinued operations was $93,249 as compared to a loss of $37,696, for the same period in 2005. Total net loss for the quarter ended September 30, 2006 was $691,961, as compared to net income of $5,866 for the quarter ended September 30, 2005. This decrease in income of $697,827 is a result of the previously stated reasons for reduced revenue and the goodwill impairment loss of 244,269, which was offset by the reduction in operating expenses. Basic and diluted loss per common share were $0.04 for the quarter ended September 30, 2006 compared to the basic and diluted earnings per common share of $0.00 for the quarter ended September 30, 2005.

The nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

NET REVENUE

Net patient service revenue for the nine months ended September 30, 2006 from continuing operations decreased $1,701,488 to $13,262,215 from $14,963,703 for the nine months ended September 30, 2005. Net revenue is determined by the volume of diagnostic services performed, the type of service and the expected amount that will be collected for such services. The decrease of 11.4% is mainly due to lower collections as a percentage of gross amounts billed resulting in reduced revenue. The decrease is also due to a reduction in scan volume.

Revenue from diagnostic imaging centers is generated by providing scanning services for the healthcare market and accounted for all of the net revenue during the nine months ended September 30, 2006 and 2005.

OPERATING EXPENSES

Costs of services from continuing operations decreased by $378,400, a decrease of 5.4%, to $6,625,297 for the nine months ended September 30, 2006 from $7,003,697 for the nine months ended September 30, 2005. The decrease is due to a reduction in scan volume and to the implementation of cost reduction measures.

Selling, general and administrative expenses increased $1,694,735 to $8,088,381 for the nine months ended September 30, 2006 from $6,393,646 for the nine months ended September 30, 2005. The increase of 26.5% is mainly due to accrued retirement and resignation costs in the first quarter for departing principal officers, plus bad debt expense and a loss on disposal of equipment. The increase is partly offset by the reduction in scan volume and the implementation of cost reduction measures.

INTEREST EXPENSE

Interest expense from continuing operations increased $140,641, or 13.2%, to $1,209,511 for the nine months ended September 30, 2006 from $1,068,870 for the nine months ended September 30, 2005. This increase is due to new capital lease obligations for the purchase of new equipment and increased interest costs due to debt restructuring finalized in March 2005.

NET INCOME/LOSS

For the nine months ended September 30, 2006, loss from continuing operations before interest expense and goodwill impairment loss was $1,452,093 as compared to income before interest expense of $1,566,360 for the nine months ended September 30, 2005; representing a decrease in income of $3,018,453. The decrease is due to the previously stated reasons of accrual for retirement and resignation packages, bad debt expense, reduced revenue and the loss on disposal of equipment.

During the nine months ended September 30, 2006, the loss from discontinued operations was $294,288 as compared to income of $427,139, which includes a gain on sale of assets of $540,573, for the same period in 2005. Total net loss for the nine months ended September 30, 2006 was $3,200,161, a decrease of $4,124,790 when compared to the income of $924,629 for the nine months ended September 30, 2005. This decrease in income is primarily a result of the previously stated reasons of accrual for retirement and resignation packages, goodwill impairment loss, bad debt expense and the loss on disposal of equipment. The decrease was magnified by a gain on sale of assets in the first quarter of 2005 of $540,573. Basic and diluted loss per common share were $0.19 for the nine months ended September 30, 2006 compared to the basic and diluted earnings per common share of $0.05 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements for the current medical diagnostic imaging operations from cash flows from operations and the public and private sale of debt and equity securities as well as from the issuance of common stock in exchange for services. Our cash position at September 30, 2006 was $388,000 as compared to $421,650 at December 31, 2005, representing a 8.0% decrease.

For the nine months ended September 30, 2006, our line of credit decreased by $227,813. During the nine months ended September 30, 2006, we made the following cash payments: $496,050 of principal payments on notes payable, $510,770 of principal payments on capital lease obligations and purchased equipment of $154,689. We received proceeds of $211,333 from the sale of assets resulting in a loss of $45,948. In addition during the nine months ended September 30, 2006, operating activities provided $1,163,089 of net cash, which included a net loss of $2,955,892. Accounts receivable decreased by $936,299; accounts payable and accrued expenses increased by $1,297,289 including approximately $1,040,000 of retirement and resignation costs; other net assets (excluding cash) decreased by $192,979. The following items decreased net income but did not affect cash:

         - $154,109 in stock paid for services in lieu of cash,
         - $1,308,838 in depreciation and amortization for continued operations,
         - $128,061 for impairment on assets held for sale, and
         - $244,269 for impairment on goodwill.

Changes in current assets and current liabilities, including centers designated as held for sale and current debts subject to restructuring, resulted in a negative working capital position of $13,459,251 at September 30, 2006 as compared to a positive working capital of $593,175 at December 31, 2005.

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

Effective August 2005, our bank line of credit, which is secured by our receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $1,973,433 at September 30, 2006. The interest rate is the bank's reference rate plus 2.5% (10.75% at September 30, 2006). The outstanding balance was $1,973,433 and $2,201,246 at September 30, 2006 and December 31, 2005 respectively.

As of September 30, 2006, we are not meeting certain financial covenants as mandated by the bank. We have received a forbearance for these covenants as of September 30, 2006. The bank line of credit is shown as a current liability in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, we completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares. The shareholder may elect to convert at any time on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants were issued and are exercisable at $0.55 per share for a period of five years from the date of issuance. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. We received proceeds of $1,096,507, net of closing costs. In addition, 439,189 warrants, valued at $192,850, were issued as finder fees. These warrants are exercisable for the five year period from the date of issuance with 337,837 of the warrants at an exercise price of $0.37 and the remaining 101,352 warrants at a price of $0.55. During the nine month periods ended September 30, 2006 and 2005, we paid cash dividends to preferred stockholders of $18,750 and 28,125, respectively. During the three month period ended September 30, 2006, the Board of Director did not declare the dividend due to the 3% Series A Convertible Preferred Stockholders at the normal date for dividend action. As such preferred stock is cumulative, the third quarter dividend of $9,375 should be considered passed and in arrears.

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

Currently, Miracor has undertaken an effort to restructure its debt. As of September 30, 2006, we owed $9,613,641 in notes payable, $4,425,224 in capital leases and $1,973,433 on our line of credit. Our goal is to reduce the amount of our debt and/or the terms of repayment. As such, we have discontinued principal and interest payments to our secured and unsecured lenders for restructuring purposes with principal balances as of September 30, 2006 of $9,376,857 and $3,975,188, respectively. As a result, we are in default with regards to these debts. We are actively negotiating with substantially all our lenders to determine a course of action which will be best for our lenders and our shareholders. The total related unpaid interest of $202,002 is included in accrued liabilities and the total related long-term principal balances of $10,509,402 have been reclassified to the current liabilities in the accompanying consolidated balance sheet as of September 30, 2006. Management is using its best efforts to effect a successful outcome. However, there can be no assurance that the debt restructuring will be successful.

PLAN OF OPERATION

SIGNIFICANT CHANGES

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer. The Board subsequently elected Howard W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have three independent directors and one management director. Over the next five years, we owe approximately $1.3 million in compensation and health care benefits for the departing officers. As part of the debt restructuring process, we have currently discontinued payments on the compensation portion of this obligation. This liability has been accrued and expensed in the accompanying consolidated financial statements as of September 30, 2006. We do not anticipate that we will have further significant changes in our expenses or the number of personnel we employ; however, no assurances can be given that further significant changes will not occur.

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

REVENUE RECOGNITION

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when diagnostic imaging services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of contract pricing and historical collection information. We operate 13 facilities, each of which has multiple insurance contracts and a different patient mix. The estimated contractual allowance rates for each diagnostic imaging facility are reviewed on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease. For the year ended December 31, 2005 and for the nine month period ended September 30, 2006, there was no material change in the estimates of prior period contractual adjustments. Should circumstances change (shift in payor mix, decline in economic conditions or deterioration in aging of patient receivables) our estimates of the net realizable value of accounts receivable could be reduced by a material amount. For example, a decrease of 1% in the collectibility rate on gross billings would impact net patient service revenue by approximately $200,000 for the nine months ended September 30, 2006 and the impact on the net realizable value of accounts receivable would have been a decrease of approximately $140,000 at September 30, 2006. Thus, while such contractual allowance rates have historically been within our expectations and the provisions established, an inability to accurately estimate contractual allowances in the future could have a material adverse impact on our operating results and financial position.


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

The value of goodwill is stated at the lower of cost or fair value. At September 30, 2006, we had $7.6 million of goodwill related to the acquiring of several diagnostic centers. We adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. We discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. We completed our annual review as of December 31, 2005 and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present. For the nine months ended September 30, 2006, we evaluated the recoverability of the carrying amount of goodwill associated with the Toledo, Ohio region and recognized an impairment charge of $244,269 to reduce these assets to their fair market value. However, if our estimates or the related assumptions change in the future, we may be required to record further impairment charges to reduce the carrying amount of goodwill or other long-lived assets.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R were effective for our first quarter of 2006. We have adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. As disclosed in Note 2 had we recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123R for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005, and there would have been no reduction for the nine months ended September 30, 2006. Compensation cost for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 8, in August 2005 we modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At September 30, 2006, all required services have been rendered related to compensation and no stock options were awarded for compensation in the first nine months of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive and Principal Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, he have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to the Company that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. We will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the year beginning January 1, 2007.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we, or our subsidiaries, are parties to legal proceedings. However, as of September 30, 2006, there were no material legal proceedings to which we were a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Currently, Miracor has undertaken an effort to restructure its debt. As of September 30, 2006, we owed $9,613,641 in notes payable, $4,425,224 in capital leases and $1,973,433 on our line of credit. Our goal is to reduce the amount of our debt and/or the terms of repayment. As such, we have discontinued principal and interest payments to our secured and unsecured lenders for restructuring purposes with principal balances as of September 30, 2006 of $9,376,857 and $3,975,188, respectively. As a result, we are in default with regards to these debts. We are actively negotiating with substantially all our lenders to determine a course of action which will be best for our lenders and our shareholders. The total related unpaid interest of $202,002 is included in accrued liabilities and the total related long-term principal balances of $10,509,402 have been reclassified to the current liabilities in the accompanying consolidated balance sheet as of September 30, 2006. Management is using its best efforts to effect a successful outcome. However, there can be no assurance that the debt restructuring will be successful.

During the three month period ended September 30, 2006, the Board of Director did not declare the dividend due to the 3% Series A Convertible Preferred Stockholders at the normal date for dividend action. As such preferred stock is cumulative, the third quarter dividend of $9,375 should be considered passed and in arrears.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2006, we held an annual meeting of our shareholders. We elected Mr. Gregory S. Anderson, Mr. David J. Schack and Mr. Ross S. Seibert as directors. The votes were 14,012,153 in favor, 1,163,354 against, 14,012,153 in favor, 1,163,354 against and 13,574,458 in favor, 1,601,049 against respectively. All three directors' terms end in 2009.

We approved our auditors, Tschopp, Whitcomb & Orr, P.A., for the year ended December 31, 2006. The vote was 14,268,087 in favor, 762,494 against and 144,926 abstain.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

We filed a current report on Form 8-K on August 23, 2006, September 15, 2006 and November 9, 2006 .

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRACOR DIAGNOSTICS, INC.

      SIGNATURE                        TITLE                       DATE
      ---------                        -----                       ----

/s/ Ross S. Seibert        Chief Executive Officer,            November 14, 2006
------------------------   President, and
    Ross S. Seibert        Principal Accounting Officer

                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                      September 30,       December 31,
                                                                          2006               2005
                                                                     -------------      -------------
                                                                      (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                       $    388,000       $    421,650
     Accounts receivable, net of allowances                             5,090,262          6,026,561
     Prepaid expenses and other assets                                     70,149             75,280
     Assets held for sale                                                 837,604            933,913
                                                                     -------------      -------------
               Total current assets                                     6,386,015          7,457,404
                                                                     -------------      -------------

Property and equipment:
     Equipment under capital leases                                     4,736,793          4,341,923
     Machinery and equipment                                            7,609,106          8,713,601
     Leasehold improvements                                             1,555,552          1,526,581
     Furniture and fixtures                                               113,486            132,280
                                                                     -------------      -------------
                                                                       14,014,937         14,714,385

          Less accumulated depreciation                                (8,325,881)        (8,938,236)
                                                                     -------------      -------------
Net property and equipment                                              5,689,056          5,776,149

Goodwill                                                                7,575,229          7,819,498

Other assets                                                              184,121            373,100
                                                                     -------------      -------------
               Total assets                                          $ 19,834,421       $ 21,426,151
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
     Accounts payable                                                $  1,473,303       $  1,355,474
     Accrued expenses                                                   2,473,172          1,293,711
     Line of credit                                                     1,973,433          2,201,246
     Notes payable - current portion                                    9,582,146            718,346
     Capital lease obligations - current portion                        3,761,813            525,962
     Liabilities associated with assets held for sale                     581,398            769,490
                                                                     -------------      -------------
               Total current liabilities                               19,845,265          6,864,229

Other liabilities:
     Notes payable - long term                                             31,495          9,211,096
     Capital lease obligations - long term                                 82,012          2,410,375
                                                                     -------------      -------------
               Total liabilities                                       19,958,772         18,485,700
                                                                     -------------      -------------

Commitments and contingencies

Stockholders' equity (deficit)
     Preferred stock, $0.01 par value (10,000,000 shares
         authorized; 3,378,376 and 3,378,376 shares outstanding)           33,784             33,784
     Common stock, $0.15 par value (100,000,000 shares
         authorized; 17,713,228 and 16,919,991 outstanding)             2,656,984          2,537,999
     Additional paid-in capital                                        28,946,523         28,911,399
     Accumulated deficit                                              (31,761,642)       (28,542,731)
                                                                     -------------      -------------
               Total stockholders' equity (deficit)                      (124,351)         2,940,451
                                                                     -------------      -------------
               Total liabilities and stockholders' equity (deficit)  $ 19,834,421       $ 21,426,151
                                                                     =============      =============

See notes to consolidated financial statements.




                                  MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                       -------------------------------       ------------------------------

                                                            2006               2005               2006               2005
                                                       ------------       ------------       ------------       ------------
Net patient service revenue                            $  4,101,884       $  4,880,218       $ 13,262,215       $ 14,963,703

Operating expenses:
  Costs of services                                       2,093,680          2,323,049          6,625,927          7,003,697
  Selling, general and administrative expenses            1,955,191          2,154,278          8,088,381          6,393,646
                                                       ------------       ------------       ------------       ------------
Total operating expenses                                  4,048,871          4,477,327         14,714,308         13,397,343
                                                       ------------       ------------       ------------       ------------

 Income (loss) from operations
   before interest expense and goodwill
   impairment loss                                           53,013            402,891         (1,452,093)         1,566,360

 Goodwill impairment loss                                  (244,269)                --           (244,269)                --
 Interest expense                                          (407,456)          (359,329)        (1,209,511)        (1,068,870)
                                                       ------------       ------------       ------------       ------------
Income (loss) from continuing operations               $   (598,712)      $     43,562       $ (2,905,873)      $    497,490

Income (loss) from discontinued operations
 (including gain on sale of assets of $540,573
  for the nine months ended September 30, 2005)             (93,249)           (37,696)          (294,288)           427,139
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $   (691,961)      $      5,866       $ (3,200,161)      $    924,629
                                                       ============       ============       ============       ============


Income (loss) from continuing operations               $   (598,712)      $     43,562       $ (2,905,873)      $    497,490
Preference dividend requirements                             (9,375)            (9,375)           (28,125)           (28,125)
                                                       ------------       ------------       ------------       ------------
Income (loss) from continuing operations
 attributable to common shareholders                   $   (608,087)      $     34,187       $ (2,933,998)      $    469,365
Income (loss) from discontinued operations                  (93,249)           (37,696)          (294,288)           427,139
                                                       ------------       ------------       ------------       ------------
Income (loss) attributable to common shareholders      $   (701,336)      $     (3,509)      $ (3,228,286)      $    896,504
                                                       ============       ============       ============       ============

Earnings (loss) per share:
Basic earnings from continuing
   operations per share                                $      (0.03)      $       0.00       $      (0.17)      $       0.03
Basic loss from discontinued
   operations per share                                $      (0.01)      $      (0.00)      $      (0.02)      $       0.02
                                                       ============       ============       ============       ============
Basic earnings (loss) per share                        $      (0.04)      $       0.00       $      (0.19)      $       0.05
                                                       ============       ============       ============       ============

Diluted earnings from continuing
   operations per share                                $      (0.03)      $       0.00       $      (0.17)      $       0.03
Diluted loss from discontinued
   operations per share                                $      (0.01)      $      (0.00)      $      (0.02)      $       0.02
                                                       ============       ============       ============       ============
Diluted earnings (loss) per share                      $      (0.04)      $       0.00       $      (0.19)      $       0.05
                                                       ============       ============       ============       ============

Weighted average shares outstanding-basic                17,667,070         16,642,439         17,387,672         16,537,572
Weighted average shares outstanding-diluted              17,667,070         16,642,439         17,387,672         17,384,283


See notes to consolidated financial statements.




                             MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               For the Nine months Ended September 30, 2006

                                              (Unaudited)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                --------------------------      --------------------------
                                                   SHARES        AMOUNT            SHARES        AMOUNT
                                                ------------   -----------      ------------  ------------
Balance, January 1, 2006                          3,378,376    $   33,784        16,919,991   $ 2,537,999

Common stock issued for services                         --            --           729,344       109,401

Common stock issued from exercising of
  options issued                                         --            --            63,893         9,584

Share-based compensation expense                         --            --                --            --

Cash dividends declared to
  preferred stockholders                                 --            --                --            --

Net loss                                                 --            --                --            --
                                                ------------   -----------      ------------  ------------
Balance, September 30, 2006                       3,378,376    $   33,784        17,713,228   $ 2,656,984
                                                ============   ===========      ============  ============

(continued below)
                                                    ADDITIONAL
                                                      PAID-IN       ACCUMULATED
                                                      CAPITAL         DEFICIT          TOTAL
                                                    ------------   -------------   -------------
Balance, January 1, 2006                           $ 28,911,399    $(28,542,731)   $  2,940,451

Common stock issued for services                         44,708              --         154,109

Common stock issued from exercising of
  options issued                                         (9,584)             --              --

Share-based compensation expense                                             --              --

Cash dividends declared to
  preferred stockholders                                     --         (18,750)        (18,750)

Net loss                                                     --      (3,200,161)     (3,200,161)
                                                   -------------   -------------   -------------
Balance, September 30, 2006                        $ 28,946,523    $(31,761,642)   $   (124,351)
                                                   =============   =============   =============


See notes to consolidated financial statements.


                               MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                             Nine months Ended September 30,
                                                                                 2006              2005
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                       $(3,200,161)      $   924,629
     Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
           Common stock issued for services                                      154,109            88,032
           Share-based compensation expense                                           --            22,250
           Depreciation and amortization - continuing operations               1,308,838         1,087,104
           Impairment on assets held for sale                                    128,061           125,194
           Impairment of goodwill                                                244,269                --
           Interest expense added to notes payable and capital leases             55,458           573,547
           Loss (gain) on sale of assets                                          45,948          (540,573)
           Loss on disposal of property and equipment                                 --             8,375

           Changes in assets and liabilities:
              Accounts receivable                                                936,299           (39,810)
              Other assets                                                       192,979           (57,451)
              Accounts payable and accrued expenses                            1,297,289          (499,509)
                                                                             ------------      ------------
                     Net cash provided by operating activities                 1,163,089         1,691,788
                                                                             ------------      ------------

Cash flows from investing activities:
     Proceeds from disposal of property and equipment                            211,333         1,800,000
     Purchase of property and equipment                                         (154,689)         (174,591)
                                                                             ------------      ------------
                     Net cash provided by investing activities                    56,644         1,625,409
                                                                             ------------      ------------

Cash flows from financing activities:
     Decrease in line of credit                                                 (227,813)         (448,951)
     Cash dividends paid to preferred stockholders                               (18,750)          (28,125)
     Principal payments on notes payable, related parties                             --          (137,500)
     Principal payments on notes payable                                        (496,050)       (1,841,298)
     Principal payments on capital lease obligations                            (510,770)         (644,514)
                                                                             ------------      ------------
                     Net cash used in financing activities                    (1,253,383)       (3,100,388)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        (33,650)          216,809

Cash and cash equivalents, beginning of period                                   421,650           436,008
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $   388,000       $   652,817
                                                                             ============      ============

See notes to consolidated financial statements.




                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Nine months Ended September 30,

                                                               2006            2005
                                                           -----------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

PAYMENTS FOR:
     Interest                                              $  925,495      $   897,164
     Income taxes                                          $   30,965      $    12,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

STOCK ISSUED FOR:
     COMPENSATION AND SERVICES:
     Legal, professional and employee services             $  108,797      $    54,407
     Directors' fees                                           45,312           33,625
                                                           -----------     ------------
                                                           $  154,109      $    88,032
                                                           ===========     ============

Equipment Financed Using Notes Payable                     $  180,250      $    25,000
                                                           ===========     ============

Equipment Financed Using Capital Leases                    $1,174,703      $   166,160
                                                           ===========     ============

See notes to consolidated financial statements.

                   MIRACOR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the nine months ended September 30, 2006 (Unaudited)


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


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring accruals except as disclosed in Notes 4 and 10) necessary to present fairly the Company's financial position for the interim reporting period as of September 30, 2006, and the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other period or for the full year.

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

Estimated allowances for contractual adjustments and doubtful accounts are $8,671,571 and $8,087,239 as of September 30, 2006 and December 31, 2005,
respectively.

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

GOODWILL

The value of goodwill is stated at the lower of cost or fair value. At September 30, 2006, the Company had approximately $7.6 million of goodwill related to the acquiring of several diagnostic centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's various reporting units, which are its six geographical regions. Such geographical regions are Southern California; Coos Bay, OR.; Chicago, IL.; Toledo, OH.; Jacksonville, FL and Central Florida. As certain centers are under one local manager and operate in the same geographical and economic environments, the Company has grouped the centers into the six reporting units by region for the year ended December 31, 2005 and the nine months ended September 30, 2006. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. The Company completed the annual review as of December 31, 2005 and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present. For the nine months ended September 30, 2006, the Company evaluated the recoverability of the carrying amount of goodwill associated with the Toledo, Ohio region and recognized an impairment charge of $244,269 to reduce these assets to their fair market value. However, if the estimates or the related assumptions change in the future, the Company may be required to record further impairment charges to reduce the carrying amount of goodwill or other long-lived assets. (See Note 4)

FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

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

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. At September 30, 2006 and December 31, 2005 the Company's accounts receivable were primarily from customers in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers in the healthcare industry have not been material.

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

EARNINGS(LOSS)PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month and nine month periods ended September 30, 2006 and 2005:

                                                           Three months ended September 30,       Nine months ended September 30,
                                                               2006                2005               2006               2005
                                                          --------------      --------------      --------------      -----------
Income (loss) from continuing operations
 attributable to common shareholders                      $     (608,087)     $       34,187      $   (2,933,998)     $   469,365
Income (loss) from discontinued operations                       (93,249)            (37,696)           (294,288)         427,139
                                                          --------------      --------------      --------------      -----------

Net income (loss) attributable to common shareholders     $     (701,336)     $       (3,509)     $   (2,228,286)     $   896,504
                                                          ==============      ==============      ==============      ===========

BASIC EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                    17,667,070          16,642,439          17,387,672       16,484,269

Basic earnings (loss) from continuing
  operations per share                                    $       (0.03)      $        0.00       $       (0.17)      $      0.03
Basic earnings (loss) from discontinued
  operations per share                                    $       (0.01)      $       (0.00)      $       (0.02)      $      0.02
                                                          ==============      ==============      ==============      ===========
Basic earnings (loss) per share                           $       (0.04)      $        0.00       $       (0.19)      $      0.05
                                                          ==============      ==============      ==============      ===========

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding                    17,667,070          16,642,439          17,387,672       16,537,572

Effect of dilutive securities:
    Warrants                                                          --                  --                  --          395,212
    Employee stock options                                            --                  --                  --          451,499
                                                          --------------      --------------      --------------      -----------
Adjusted weighted average common shares outstanding
     And assumed conversions                                  17,667,070          16,642,439          17,387,672       17,384,283

Diluted earnings (loss) from continuing
  operations per share                                    $       (0.03)      $        0.00       $       (0.17)      $      0.03
Diluted earnings (loss) from discontinued
  operations per share                                    $       (0.01)      $       (0.00)      $       (0.02)      $      0.02
                                                          ==============      ==============      ==============      ===========

Diluted earnings (loss) per share                         $       (0.04)      $        0.00       $       (0.19)      $      0.05
                                                          ==============      ==============      ==============      ===========

For the three month and nine month periods ended September 30, 2006, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

For the three month period ended September 30, 2005, all outstanding options, warrants and convertible debentures were excluded from the computations of diluted loss per share because inclusion of such securities would have an antidilutive effect on loss per share.

Options and warrants to purchase 2,327,214 shares of common stock, at prices ranging from $0.37 to $1.00 per share, were outstanding during the nine month period ended September 30, 2005 but not included in the September 30, 2005 computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares. The options and warrants expire on dates ranging from January 7, 2009 to May 18, 2014.

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

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, would have approximated the pro forma amounts indicated below:

                                                       Three months ended September 30,  Nine months ended September 30,
                                                             2006             2005            2006              2005
                                                          -----------      ---------      -------------      ---------
Net income (loss)
     As reported                                          $  (691,961)     $   5,866      $  (3,200,161)     $ 924,629
     Add total stock-based compensation expense in
       reported net income                                         --         22,250                 --         22,250
     Deduct total stock-based compensation expense
       determined under fair value based method                    --       (364,784)                --       (463,766)
                                                          -----------      ---------      -------------      ---------
Pro forma                                                    (691,961)      (336,668)        (3,200,161)       483,113
                                                          ===========      =========      =============      =========
Net income (loss) attributable to common stockholders
     As reported                                             (701,336)        (3,509)        (3,228,286)       896,504
     Add total stock-based compensation expense in
       reported net income                                         --         22,250                 --         22,250
     Deduct total stock-based compensation expense
       determined under fair value based method                    --       (364,784)                --       (463,766)
                                                          -----------      ---------      -------------      ---------
Pro forma                                                    (701,336)      (346,043)        (3,228,286)       454,988

Basic earnings (loss) per share
     As reported                                          $     (0.04)     $    0.00      $       (0.19)     $    0.05
     Pro forma                                            $     (0.04)     $   (0.02)     $       (0.19)     $    0.03

Diluted earnings (loss) per share
     As reported                                          $     (0.04)     $    0.00      $       (0.19)     $    0.05
     Pro forma                                            $     (0.04)     $   (0.02)     $       (0.19)     $    0.03

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine month periods ended September 30, 2005: expected life ranging from 5 to 10 years; expected volatility of 50%; risk-free interest rate ranging from 3.8% to 6.7%; and a 0% dividend yield. There were no options or warrants granted during the three month period ended September 30, 2005. The weighted average fair value at the date of grant of the options and warrants granted during the nine month periods ended September 30, 2005 approximated $0.28.

There were no options or warrants granted during the three month and nine month periods ended September 30, 2006.

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

In connection with several acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At September 30, 2006, the balance was approximately $7.6 million, net of amortization and impairment taken. The nature of the Company's business, consisting of freestanding, outpatient diagnostic facilities, did not warrant allocating a portion of the purchase price to other intangible assets as the facilities depend upon physician referrals for their patients and do not maintain long-term contractual relationships.

During the nine months ended September 30, 2006, the Company evaluated the recoverability of the carrying amount of certain long-lived assets including goodwill and determined that an impairment charge was warranted. The impairment charge amounted to $244,269 primarily related to previously recorded goodwill associated with the Toledo, Ohio region. Accordingly, this charge has been included in the loss from continuing operations in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2006.

At September 30, 2006, the Company had $7.6 million of goodwill related to the acquiring of several diagnostic centers. Changes in the carrying amount of goodwill are as follows:

Balance outstanding, December 31, 2004 and 2005        $ 7,819,498
                                                       ------------
Goodwill impairment                                       (244,269)
                                                       ------------
Balance outstanding, September 30, 2006                $ 7,575,229
                                                       ============

(5) LINE OF CREDIT

Effective August 2005, the Company's bank line of credit, which is secured by its receivables, was renewed through February 2007. The line of credit has a capacity of $3,250,000; however, it is limited based on the level of outstanding receivables. The borrowing limit was $1,973,433 at September 30, 2006. The interest rate is the bank's reference rate plus 2.5% (10.75% at September 30, 2006). The outstanding balance was $1,973,433 and $2,201,246 at September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, the Company is not meeting the debt to equity covenant nor the cash flow coverage covenant mandated by the bank. The Company has not received a waiver for these covenants as of September 30, 2006 and there is no guarantee a waiver will be granted. The bank line of credit is shown as a current liability in the accompanying consolidated balance sheet.

(6) NOTES PAYABLE

Notes payable consisted of the following:

                         Interest      Monthly                         Foot-     September 30,   December 31,
   Type of Lender          Rate        Payment       Due Date          note          2006           2005
   ---------------      ----------    ---------    --------------      ----     -------------   ------------
   Bank                    10.23%       $30,000      August 2011          A      $ 2,457,553    $ 2,518,736
   Bank                     8.74%        20,000      May 2012             B        1,979,312      2,017,251
   Bank                     8.74%        17,500      May 2012             C        1,763,510      1,795,141
   Investment Company      12.00%            --      June 2007            D        1,250,000      1,250,000
   Finance Company         10.84%        30,007      March 2010           E        1,105,523      1,202,052
   Finance Company          9.20%        17,650      May 2011             F          820,960        908,735
   Finance Company          1.99%         5,129      November 2007        -           70,924        115,655
   Finance Company         11.04%         8,840      February 2007        -           43,006             --
   Finance Company          7.27%         3,581      February 2008        -           58,186             --
   Finance Company          4.63%         5,211      July 2007            -           51,028         95,303
   Bank                    10.20%           464      April 2008           -            8,103         11,511
   Finance Company          7.87%         1,129      February 2007        -            5,537         15,058
                                                                                -------------   ------------
                                                                                $  9,613,641    $ 9,929,442

   Less current portion                                                           (9,582,146)      (718,346)
                                                                                -------------   ------------
   Long term portion                                                            $     31,495    $ 9,211,096
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

Currently, Miracor has undertaken an effort to restructure its debt. As of September 30, 2006, we owed $9,613,641 in notes payable, $4,425,224 in capital leases and $1,973,433 on our line of credit. Our goal is to reduce the amount of our debt and/or the terms of repayment. As such, we have discontinued principal and interest payments to our secured and unsecured lenders for restructuring purposes with principal balances as of September 30, 2006 of $9,376,857 and $3,975,188, respectively. As a result, we are in default with regards to these debts. We are actively negotiating with substantially all our lenders to determine a course of action which will be best for our lenders and our shareholders. The total related unpaid interest of $202,002 is included in accrued liabilities and the total related long-term principal balances of $10,509,402 have been reclassified to the current liabilities in the accompanying consolidated balance sheet as of September 30, 2006. Management is using its best efforts to effect a successful outcome. However, there can be no assurance that the debt restructuring will be successful.

(7) LEASES

Capital Lease obligations consisted of the following:

                         Interest      Monthly                       Foot-    September 30,    December 31,
   Type of Lender          Rate        Payment       Due Date        note          2006           2005
   ---------------      ----------    ---------    --------------    ----     -------------   ------------
   Finance Company          8.97%       $28,514      June 2011         A      $ 1,338,000    $ 1,339,350
   Finance Company         11.46%        22,637      September 2011    B        1,030,239             --
   Bank                     8.98%        15,000      April 2009        C          672,324        740,063
   Bank                    11.27%        11,500      February 2008     D          358,327        405,570
   Finance Company         11.84%         3,431      October 2011      B          154,711             --
   Finance Company          9.56%         5,728      January 2008                  85,728        129,375
   Finance Company          9.78%         4,203      May 2008                      84,340        108,166
   Finance Company          8.92%         1,222      August 2010                   48,328         55,813
   Finance Company          5.75%           886      September 2008                20,039         26,982
   Bank                    11.54%         1,654      March 2007                    15,745         28,643
   Bank                    11.55%         1,622      February 2007                 12,102         25,023
   Finance Company          7.80%           591      August 2008                   12,611         17,057
   Finance Company         10.43%           568      July 2008                     11,331         15,380
   Finance Company          8.48%            --      February 2006                     --         30,675
   Finance Company          6.10%            --      February 2006                     --         14,240
                                                                              ------------   ------------
                                                                              $ 3,843,825    $ 2,936,337

   Less current portion                                                        (3,761,813)      (525,962)
                                                                              ------------   ------------
   Long term portion                                                          $    82,012    $ 2,410,375
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

In the fourth quarter of 2004, two imaging centers were designated as held for sale over the next twelve months and, excluding the Orange Park center which was sold in March 2005, are included in discontinued operations for all periods presented (see Note 9). The capital lease obligations related to discontinued operations are detailed as follows:

                         Interest      Monthly                             September 30,   December 31,
   Type of Lender          Rate        Payment       Due Date                  2006           2005
   ---------------      ----------    ---------    --------------          ------------   ------------
   Finance Company          2.33%        15,675      May 2008                  337,247        441,560
   Finance Company          8.71%         3,582      June 2008                  69,536         96,252
   Finance Company          8.29%         2,055      January 2010               71,610         85,181
   Finance Company          3.67%         1,369      June 2008                  27,799         39,177
   Finance Company          6.25%         1,260      June 2008                  25,001         34,908
   Finance Company          4.76%         1,142      April 2008                 20,870         30,222
   Bank                    10.99%           807      April 2008                 14,011         19,847
   Finance Company          8.79%           508      June 2008                   9,392         13,177
   Bank                     9.64%           421      December 2007               5,933          9,166
                                                                            -----------    -----------
                                                                            $  581,398     $  769,490
                                                                            ===========    ===========

Currently, Miracor has undertaken an effort to restructure its debt. As of September 30, 2006, we owed $9,613,641 in notes payable, $4,425,224 in capital leases and $1,973,433 on our line of credit. Our goal is to reduce the amount of our debt and/or the terms of repayment. As such, we have discontinued principal and interest payments to our secured and unsecured lenders for restructuring purposes with principal balances as of September 30, 2006 of $9,376,857 and $3,975,188, respectively. As a result, we are in default with regards to these debts. We are actively negotiating with substantially all our lenders to determine a course of action which will be best for our lenders and our shareholders. The total related unpaid interest of $202,002 is included in accrued liabilities and the total related long-term principal balances of $10,509,402 have been reclassified to the current liabilities in the accompanying consolidated balance sheet as of September 30, 2006. Management is using its best efforts to effect a successful outcome. However, there can be no assurance that the debt restructuring will be successful.


(8) STOCKHOLDERS' EQUITY

PREFERRED STOCK

In 1995, the Company authorized 10,000,000 shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors.

During the year ended December 31, 2004, the Company completed a private placement of 3% Series A Convertible Preferred Stock for a total of 3,378,376 shares. The shareholder may elect to convert at any time on a one-for-one basis into common stock, at $0.37 per share subject to certain limitations and registrations. In addition to the preferred shares, 1,013,525 warrants to purchase shares of common stock were issued on a one for one basis, which are exercisable at $0.55 per share for a period of five years commencing from the dates of issuance, July 13, 2004 and August 18, 2004. The 3% Series A Convertible Preferred Stock has preferences in the payment of dividends and upon liquidation as well as voting and anti-dilution rights and was offered by means of a private placement under exemptions pursuant to the Securities Act of 1933, as amended. Dividends are paid at the rate of $0.002775 cents per share per quarter and are identical to any that may be paid to common stockholders. In the event of any liquidation event, holders of this preferred stock shall be entitled to receive a per share amount equal to 100% of the original purchase price in preference to common stockholders. The Company received proceeds of $1,096,507, net of closing costs. In addition, 337,837 warrants to purchase shares of common stock on a one for one basis exercisable at $0.37 and 101,352 warrants exercisable at $0.55 per share for a period of five years commencing from the dates of issuance, July 13, 2004 and August 18, 2004, were issued as finder fees and included with the closing costs. During the nine month periods ended September 30, 2006 and 2005, the Company paid cash dividends to preferred stockholders of $18,750 and 28,125, respectively. During the three month period ended September 30, 2006, the Board of Director did not declare the dividend due to the 3% Series A Convertible Preferred Stockholders at the normal date for dividend action. As such preferred stock is cumulative, the third quarter dividend of $9,375 should be considered passed and in arrears.

There were 3,378,376 outstanding shares of preferred stock as of September 30, 2006 and December 31, 2005, respectively.

During 2004 the Company filed a registration statement with the SEC to register the underlying common shares of the preferred stock and warrants. The registration statement was effective in September 2005.

COMMON STOCK

In 2000, the Company entered into and subsequently terminated an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $15 million from time-to-time during a three-year period through April 2003. The registration statement went effective on July 12, 2000. During 2000 pursuant to this agreement, the Company sold 202,430 shares of common stock and issued 779,024 warrants to purchase shares of the Company's common stock at exercise prices ranging from $0.10 to $0.28 with exercise periods of five years from date of grant. The sale of stock has been recorded net of related offering costs of approximately $35,000. This equity financing agreement did not provide the necessary resources to pursue the Company's acquisition strategy; therefore, the agreement was terminated effective October 16, 2000. In November 2003, 511,194 of the warrants were exercised using a cashless exercise provision resulting in the issuance of 327,497 shares of common stock with exercise prices ranging from $0.10 to $0.17. During the year ended December 31, 2005, 267,830 of the warrants were exercised resulting in the issuance of 151,235 shares of common stock with exercise prices ranging from $0.10 to $0.17. At September 30, 2006 no warrants were outstanding.

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

In 2000, the board of directors approved the registration of 1,500,000 shares of common stock to be issued pursuant to the 1997 Stock Option Plan. In May 2003, the Company's shareholders approved an amendment to the 1997 Stock Option Plan raising the number of shares to 3,000,000. The board of directors approved the registration of such shares in October 2003. As of September 30, 2006 and December 31, 2005, 840,680 and 52,037, respectively, shares remain available under this registration. During the nine months ended September 30, 2006, 475,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 63,893 shares of common stock with exercise prices ranging from $0.23 to $0.27. During the year ended December 31, 2005, 50,000 of the 1997 Stock Option Plan's options were exercised resulting in the issuance of 9,677 shares of common stock with exercise prices ranging from $0.24 to $0.26.

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

In April 2005, the Company's board of directors approved the registration of 800,000 shares of common stock under Form S-8, pursuant to the Company's 2005 Stock Compensation Plan I, whereby services are obtained in exchange for issuance of free trading stock of the Company. As of September 30, 2006, 62,594 shares remain available under this registration which may be awarded until March 1, 2010. During the nine month periods ended September 30, 2006 and 2005, 429,344 and 251,000 shares, respectively, of common stock under Form S-8 registrations were issued for directors fees, compensation, and legal and professional services provided to the Company. On October 16, 2006, the Company registered 1,000,000 shares of common stock under Form S-8. Shares may be awarded under this plan until September 1, 2012.

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

During the nine month periods ended September 30, 2006 and 2005, 300,000 and 0, respectively, shares of Restricted Rule 144 common stock were issued for employee bonuses, compensation, interest, and legal and professional services provided to the Company.


(9) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company elected to hold a center for sale after determining the length of time for this center to become profitable was beyond the time horizon set forth in the Company's strategic objectives. During the quarters ended September 30, 2006 and 2005, the center generated net patient service revenue of $400,172 and $902,928, respectively. During the nine months ended September 30, 2006 and 2005, the center generated net patient service revenue of $1,200,029 and $1,453,257, respectively. During the quarters ended September 30, 2006 and 2005, the center had net loss of $93,249, and $37,696, respectively. During the nine months ended September 30, 2006 and 2005, the center had net loss of $294,288, and $53,696, respectively.

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

The diagnostic imaging centers that have been closed, designated for sale or sold are included in discontinued operations in the accompanying consolidated statements of operations. Certain reclassifications within the accompanying consolidated statements of operations for the nine month periods ended September 30, 2005 have been made to reflect the effects of discontinued operations. The assets and liabilities of discontinued operations are segregated in the accompanying consolidated balance sheets. The following table sets forth the assets and liabilities included in discontinued operations:


                                               September 30,    December 31,
                                                  2006             2005
                                              ------------    ------------
Assets included in discontinued operations:
    Net property and equipment                $   837,604     $   933,913
                                              ------------    ------------
    Total assets included
       in discontinued operations             $   837,607     $   933,913
                                              ============    ============

Liabilities included in discontinued operations:

    Capital lease obligations                     581,398         769,490
                                              ------------    ------------
    Total liabilities included
       in discontinued operations             $   581,398     $   769,490
                                              ============    ============

(10) CHANGE OF PRINCIPAL OFFICERS

In March 2006, the Board of Directors appointed Ross S. Seibert, the Chief Financial Officer, as the new Chief Executive Officer, President and Director replacing M. Lee Hulsebus, who retired. The Board also accepted the resignation of Robert S. Muehlberg, who served as President and Chief Operating Officer. Mr. Seibert will continue his duties as Chief Financial Officer. Leslie G. Weber was hired as Chief Operating Officer and Chief Marketing Officer. The Board subsequently elected Howard W. Salmon, who previously was a director, as Chairman of the Board of Directors. We now have three independent directors and one management director. Over the next five years, we owe approximately $1.3 million in compensation and health care benefits for the departing officers. As part of the debt restructuring process, we have currently discontinued payments on the compensation portion of this obligation. This liability has been accrued and expensed in the accompanying consolidated financial statements as of September 30, 2006. We do not anticipate that we will have further significant changes in our expenses or the number of personnel we employ; however, no assurances can be given that further significant changes will not occur.


(11) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.123 (revised 2004) "Share-Based Payment," ("SFAS 123R"), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R were effective beginning in the Company's first quarter of 2006. The Company has adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 2 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.03 and $0.02, per basic and diluted shares, respectively, for the year ended December 31, 2005 and there would have been no reduction for the quarter ended September 30, 2006. Compensation costs for stock options vesting in periods beginning in the first quarter of 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R. As described in Note 8, in August 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $22,250. At September 30, 2006, all required services have been rendered related to compensation and no stock options were awarded for compensation in the nine months ended September 30, 2006.

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